Form 10-Q
period 2012-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2012-07-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of July 16, 2012 was 437,127,262.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUE	$1,715.7	$1,740.7	$3,222.5	$3,215.5

OPERATING EXPENSES:
Salaries and related expenses	1,088.9	1,095.7	2,193.8	2,175.8
Office and general expenses	450.4	471.0	891.7	911.0
Total operating expenses	1,539.3	1,566.7	3,085.5	3,086.8

OPERATING INCOME	176.4	174.0	137.0	128.7

EXPENSES AND OTHER INCOME:
Interest expense	(32.7)	(33.1)	(65.3)	(65.0)
Interest income	6.7	9.7	14.7	18.0
Other income (expense), net	4.7	5.3	3.4	(0.8)
Total (expenses) and other income	(21.3)	(18.1)	(47.2)	(47.8)

Income before income taxes	155.1	155.9	89.8	80.9
Provision for income taxes	50.1	47.6	30.9	26.1
Income of consolidated companies	105.0	108.3	58.9	54.8
Equity in net income of unconsolidated affiliates	0.5	0.6	0.9	0.9
NET INCOME	105.5	108.9	59.8	55.7
Net (income) loss attributable to noncontrolling interests	(3.6)	(4.3)	(0.9)	3.7
NET INCOME ATTRIBUTABLE TO IPG	101.9	104.6	58.9	59.4
Dividends on preferred stock	(2.9)	(2.9)	(5.8)	(5.8)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$99.0	$101.7	$53.1	$53.6

Earnings per share available to IPG common stockholders:
Basic	$0.23	$0.21	$0.12	$0.11
Diluted	$0.22	$0.19	$0.12	$0.11

Weighted-average number of common shares outstanding:
Basic	437.4	473.1	437.5	474.6
Diluted	477.7	546.9	459.7	515.6

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
NET INCOME	$105.5	$108.9	$59.8	$55.7

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(66.3)	22.3	(21.2)	66.0

Available-for-sale securities:
Changes in market value of available-for-sale securities	135.0	0.1	135.5	0.7
Less: recognition of previously unrealized losses included in net income	0.0	0.2	0.6	0.2
Income tax effect	(50.6)	0.0	(50.6)	(0.1)
	84.4	0.3	85.5	0.8

Derivative instruments:
Changes in fair value of derivative instruments	(15.8)	0.0	(18.6)	0.0
Income tax effect	7.7	0.0	7.7	0.0
	(8.1)	0.0	(10.9)	0.0

Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	1.3	3.7	1.0	3.7
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.8	1.9	3.7	3.8
Other	0.0	(0.1)	(0.1)	(0.1)
Income tax effect	(1.2)	(0.7)	(1.7)	(1.4)
	1.9	4.8	2.9	6.0

Other comprehensive income, net of tax	11.9	27.4	56.3	72.8
TOTAL COMPREHENSIVE INCOME	117.4	136.3	116.1	128.5
Less: comprehensive income (loss) attributable to noncontrolling interest	2.0	4.5	(0.2)	(3.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$115.4	$131.8	$116.3	$131.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$1,502.0	$2,302.7
Marketable securities	12.7	12.9
Restricted marketable securities (see Note 6)	136.0	0.0
Accounts receivable, net of allowance of $57.2 and $55.4	3,741.3	4,425.4
Expenditures billable to clients	1,504.1	1,247.2
Other current assets	341.2	298.6
Total current assets	7,237.3	8,286.8
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,128.2 and $1,126.3	447.0	459.8
Deferred income taxes	203.2	214.5
Goodwill	3,461.7	3,444.3
Other non-current assets	502.4	471.2
TOTAL ASSETS	$11,851.6	$12,876.6

LIABILITIES:
Accounts payable	$6,026.6	$6,647.2
Accrued liabilities	593.9	827.1
Short-term borrowings	177.0	153.5
Current portion of long-term debt	217.7	404.8
Total current liabilities	7,015.2	8,032.6
Long-term debt	1,238.7	1,210.9
Deferred compensation	420.8	440.3
Other non-current liabilities	502.2	452.1
TOTAL LIABILITIES	9,176.9	10,135.9

Redeemable noncontrolling interests (see Note 5)	222.3	243.4

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	48.7	48.2
Additional paid-in capital	2,446.9	2,427.5
Retained earnings	408.2	405.1
Accumulated other comprehensive loss, net of tax	(168.3)	(225.7)
	2,957.0	2,876.6
Less: Treasury stock	(533.0)	(414.9)
Total IPG stockholders’ equity	2,424.0	2,461.7
Noncontrolling interests	28.4	35.6
TOTAL STOCKHOLDERS’ EQUITY	2,452.4	2,497.3
TOTAL LIABILITIES AND EQUITY	$11,851.6	$12,876.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59.8	$55.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	71.4	73.3
Provision for uncollectible receivables	9.1	5.7
Amortization of restricted stock and other non-cash compensation	29.4	29.5
Net amortization of bond premiums and deferred financing costs	(0.7)	(4.0)
Deferred income tax benefit	(43.4)	(36.1)
Other	8.8	13.7
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	675.1	251.0
Expenditures billable to clients	(278.2)	(107.7)
Other current assets	(46.0)	(30.7)
Accounts payable	(622.2)	(585.5)
Accrued liabilities	(189.9)	(195.8)
Other non-current assets and liabilities	(13.8)	(70.8)
Net cash used in operating activities	(340.6)	(601.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58.2)	(53.1)
Acquisitions, including deferred payments, net of cash acquired	(51.6)	(38.6)
Proceeds from sales of businesses and investments, net of cash sold	12.6	7.0
Other investing activities	(0.4)	0.2
Net cash used in investing activities	(97.6)	(84.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(400.5)	(1.5)
Proceeds from issuance of 4.00% Senior Notes due 2022	246.8	0.0
Repurchase of common stock	(118.1)	(139.0)
Common stock dividends	(52.3)	(56.8)
Acquisition related payments	(34.5)	(47.6)
Net increase in short-term bank borrowings	28.5	24.7
Distributions to noncontrolling interests	(9.0)	(10.7)
Exercise of stock options	7.7	11.7
Preferred stock dividends	(5.8)	(5.8)
Other financing activities	(3.9)	4.3
Net cash used in financing activities	(341.1)	(220.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(21.4)	41.0
Net decrease in cash and cash equivalents	(800.7)	(865.9)
Cash and cash equivalents at beginning of period	2,302.7	2,675.7
Cash and cash equivalents at end of period	$1,502.0	$1,809.8
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2011	$221.5	491.4	$48.2	$2,427.5	$405.1	$(225.7)	$(414.9)	$2,461.7	$35.6	$2,497.3
Net income					58.9			58.9	0.9	59.8
Other comprehensive income						57.4		57.4	(1.1)	56.3
Reclassifications related to redeemable noncontrolling interests				12.0				12.0	3.7	15.7
Noncontrolling interest transactions									(0.8)	(0.8)
Distributions to noncontrolling interests									(9.0)	(9.0)
Change in redemption value of redeemable noncontrolling interests					3.1			3.1		3.1
Repurchase of common stock							(118.1)	(118.1)		(118.1)
Common stock dividends					(52.3)			(52.3)		(52.3)
Preferred stock dividends					(5.8)			(5.8)		(5.8)
Stock-based compensation		1.7	0.6	20.8				21.4		21.4
Exercise of stock options		0.8	0.1	7.7				7.8		7.8
Shares withheld for taxes		(2.0)	(0.2)	(22.9)				(23.1)		(23.1)
Other				1.8	(0.8)			1.0	(0.9)	0.1
Balance at June 30, 2012	$221.5	491.9	$48.7	$2,446.9	$408.2	$(168.3)	$(533.0)	$2,424.0	$28.4	$2,452.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
Net income (loss)					59.4			59.4	(3.7)	55.7
Other comprehensive income						72.4		72.4	0.4	72.8
Reclassifications related to redeemable noncontrolling interests									10.2	10.2
Noncontrolling interest transactions									(3.1)	(3.1)
Distributions to noncontrolling interests									(10.7)	(10.7)
Change in redemption value of redeemable noncontrolling interests				(10.3)				(10.3)		(10.3)
Repurchase of common stock							(139.0)	(139.0)		(139.0)
Common stock dividends				(56.8)				(56.8)		(56.8)
Preferred stock dividends				(5.8)				(5.8)		(5.8)
Stock-based compensation		3.0	0.7	28.0				28.7		28.7
Exercise of stock options		1.2	0.1	11.7				11.8		11.8
Shares withheld for taxes		(2.3)	(0.2)	(25.1)				(25.3)		(25.3)
Other				(0.5)				(0.5)	0.9	0.4
Balance at June 30, 2011	$221.5	491.4	$48.1	$2,398.0	$(4.3)	$(46.6)	$(153.1)	$2,463.6	$31.9	$2,495.5

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
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior-period financial statements to conform to the current-period presentation.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2012		December 31, 2011
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.2)	6.29%	$353.5	$378.0	$354.3	$374.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $8.8)	10.38%	591.2	679.5	590.6	690.0
4.00% Senior Notes due 2022 (less unamortized discount of $3.1)	4.13%	246.9	254.4	0.0	0.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $1.6)	3.50%	201.6	215.0	202.7	220.5
4.25% Convertible Senior Notes due 2023		0.0	0.0	403.0	405.5
Other notes payable and capitalized leases		63.2	59.9	65.1
Total long-term debt		1,456.4		1,615.7
Less: current portion [2]		217.7		404.8
Long-term debt, excluding current portion		$1,238.7		$1,210.9

[1]	See Note 11 for information on the fair value measurement of our long-term debt.

[2]
On March 15, 2013, holders of our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) may require us to repurchase their notes for cash at par, and accordingly, we included these notes in the current portion of long-term debt on our June 30, 2012 unaudited Consolidated Balance Sheet. The 4.75% Notes are redeemable in whole or in part at our option beginning March 15, 2013. Any 4.75% Notes not repurchased on March 15, 2013 or called for redemption by us will be reclassified to long-term debt. We included our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) in the current portion of long-term debt on our December 31, 2011 Consolidated Balance Sheet because holders of the 4.25% Notes had a repurchase option on March 15, 2012 for cash at par.

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

4.25% Convertible Senior Notes due 2023
In March 2012, we retired $400.0 in aggregate principal amount of our 4.25% Notes through redemption, repurchases and conversions into Interpublic common stock. Of the amount retired, $399.6 in aggregate principal amount was redeemed or repurchased for cash at par plus accrued interest of $0.5. The remaining $0.4 in aggregate principal amount of our 4.25% Notes was converted, at the election of the 4.25% Note holders, into Interpublic common stock at a conversion rate of 82.4612 shares (actual number) per $1,000 (actual number) principal amount of the 4.25% Notes, or approximately 30,000 shares (actual number). The retirement of our 4.25% Notes will eliminate approximately 33.0 shares of common stock from our eligible diluted share count.

Convertible Senior Notes
The conversion rate of our 4.75% Notes is subject to adjustment in specified circumstances, including any payment of cash dividends on our common stock. During the second quarter of 2012, the conversion rate for our 4.75% Notes was adjusted from 82.4612 (actual number) to 83.3669 (actual number) as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the first half of 2012, resulting in a corresponding adjustment of the conversion price from $12.13 to $12.00.

Capped Call
In November 2010 we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes are convertible.  During the second quarter of 2012, the strike price and cap price related to the capped call options were adjusted due to the payment of cash dividends on our common stock. As of June 30, 2012, the options give us the right to purchase up to 16.7 shares of our common stock at a strike price of $12.00 per share (previously $12.13), except that the economic benefit to us of exercising the options will not exceed the difference between the strike price and the adjusted cap price of $17.64 per share (previously $17.83).

Interest Rate Swaps
We enter into interest rate swaps to manage our exposure to changes in interest rates. In the first half of 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 to effectively lock in the benchmark rate for a forecasted issuance of debt to occur prior to December 31, 2013. These swaps qualify for hedge accounting as cash flow hedges, and, as such, the effective portion of gains or losses on the swaps are recorded in other comprehensive income and recognized in earnings over the life of the related debt issuance or when the hedged transaction is determined to be ineffective.
The following table presents the fair value of our interest rate swap agreements on our unaudited Consolidated Balance Sheets.

Derivative liabilities	Classification	June 30, 2012	December 31, 2011
Interest rate swap agreements	Non-current liabilities	$18.6	$0.0
The following table presents the effect of our interest rate swap agreements on our unaudited Consolidated Statements of Comprehensive Income and our unaudited Consolidated Statements of Operations.

		Three months ended June 30,		Six months ended June 30,
	Classification	2012	2011	2012	2011
Loss recognized in other comprehensive income (effective portion)	Other comprehensive income	$(15.8)	$0.0	$(18.6)	$0.0
Loss recognized in earnings (ineffective portion)	Other income (expense), net	(0.1)	0.0	(0.1)	0.0
Amount reclassified from other comprehensive income into earnings [1]		0.0	0.0	0.0	0.0

[1]
As of June 30, 2012, there are no deferred net losses on our interest rate swap agreements accumulated in other comprehensive income which are expected to be reclassified into earnings during the next twelve months. This expectation is based on the anticipated timing of the hedged transactions.

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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2012.

Note 3:  Convertible Preferred Stock
The conversion rate of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock")is subject to adjustment upon the occurrence of certain events, including the payment of cash dividends on our common stock. During the first quarter of 2012, the conversion rate per share for our Series B Preferred Stock was adjusted from 74.4500 to 75.3568 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the fourth quarter of 2011 and first quarter of 2012, resulting in a corresponding adjustment of the conversion price from $13.43 to $13.27. There was no additional adjustment required to the conversion rate in the second quarter of 2012.

Note 4:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income available to IPG common stockholders - basic	$99.0	$101.7	$53.1	$53.6
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes [1]	0.0	0.4	0.3	0.7
Interest on 4.75% Notes	1.0	1.0	0.0	0.0
Preferred stock dividends	2.9	2.9	0.0	0.0
Net income available to IPG common stockholders - diluted	$102.9	$106.0	$53.4	$54.3

Weighted-average number of common shares outstanding - basic	437.4	473.1	437.5	474.6
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	6.9	8.8	6.6	8.5
4.25% Notes [1]	0.0	32.5	15.6	32.5
4.75% Notes	16.7	16.3	0.0	0.0
Preferred stock outstanding	16.7	16.2	0.0	0.0

Weighted-average number of common shares outstanding - diluted	477.7	546.9	459.7	515.6

Earnings per share available to IPG common stockholders - basic	$0.23	$0.21	$0.12	$0.11
Earnings per share available to IPG common stockholders - diluted	$0.22	$0.19	$0.12	$0.11

[1]
We retired all of our outstanding 4.25% Notes in March 2012. For purposes of calculating diluted earnings per share for the first half of 2012, the potentially dilutive shares are pro-rated based on the period they were outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
4.75% Notes	0.0	0.0	16.7	16.3
Preferred stock outstanding	0.0	0.0	16.7	16.2
Total	0.0	0.0	33.4	32.5

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	7.1	7.7	7.1	7.7

[1]
These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

Note 5:  Acquisitions
We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic markets. Our acquisitions typically provide for an initial payment at the time of closing and additional contingent purchase price payments based on the future performance of the acquired entity. Due to the characteristics of advertising, specialized marketing and communication services companies, our acquisitions typically do not have significant amounts of tangible assets, as the principal asset we typically acquire is talent. As a result, a substantial portion of the purchase price of these acquisitions is allocated to identifiable intangible assets, primarily customer lists and trade names, and goodwill.
During the first half of 2012, we completed six acquisitions, most notably a healthcare market research and consulting agency and a search marketing agency in the United Kingdom. Of our six acquisitions, three were included in the Integrated Agency Networks (“IAN”) operating segment and three were included in the Constituency Management Group (“CMG”) operating segment. During the first half of 2012, we recorded approximately $79.0 of goodwill and intangible assets related to these acquisitions.
During the first half of 2011, we completed nine acquisitions, most notably a digital marketing agency in the United Kingdom. All nine acquisitions were included in the IAN operating segment. During the first half of 2011, we recorded approximately $22.0 of goodwill and intangible assets related to these acquisitions.
All acquired agencies have been integrated into one of our global networks or existing agencies. The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Six months ended June 30,
	2012	2011
Cost of investment: current-year acquisitions	$59.3	$8.1
Cost of investment: prior-year acquisitions	35.4	80.5
Less: net cash acquired	(8.6)	(2.4)
Total cost of investment [1]	86.1	86.2

Operating expense [2]	3.2	0.2

Total cash paid for acquisitions	$89.3	$86.4

[1]
Of the total cash paid, $34.5 and $47.6 for the six months ended June 30, 2012 and 2011, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows within acquisition-related payments. These amounts relate to increases in our ownership interests in our consolidated subsidiaries, as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $51.6 and $38.6 for the six months ended June 30, 2012 and 2011, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

[2]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2012	2011
Balance at beginning of period	$243.4	$291.2
Change in related noncontrolling interest balance	(3.7)	(10.2)
Changes in redemption value of redeemable noncontrolling interests:
Additions	1.0	5.5
Redemptions and other	(14.2)	(25.4)
Redemption value adjustments [1]	(4.2)	11.0
Balance at end of period	$222.3	$272.1

[1]
Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts retained earnings or additional paid-in capital, except adjustments as a result of currency translation.

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2012	December 31, 2011
Salaries, benefits and related expenses	$349.8	$520.6
Office and related expenses	46.6	57.9
Acquisition obligations	15.1	43.7
Interest	39.0	40.3
Professional fees	21.8	25.3
Other	121.6	139.3
Total accrued liabilities	$593.9	$827.1

Restricted Marketable Securities
In the second quarter of 2012, Facebook completed an initial public offering. Prior to the public offering, our investment in Facebook was recorded on our Consolidated Balance Sheet at cost of $1.2. As a result of the public offering, our investment in Facebook was transferred from non-current assets to restricted marketable securities, designated as available-for-sale securities, and carried at fair value. Unrealized gains from available-for-sale securities are reported as a component of accumulated other comprehensive loss, net of tax, in stockholders' equity. While the Facebook investment is classified as marketable, available-for-sale securities, we are restricted from selling these shares for a period of six months from the date of the public offering.
As of June 30, 2012, we owned 4.4 shares of Facebook and the fair value of this investment was $136.0. For the three and six months ended June 30, 2012, we recorded an unrealized gain of $134.8 in other comprehensive income.

2004 Restatement Liabilities
As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of June 30, 2012 and December 31, 2011, we had vendor discounts and credit liabilities of $42.0 and $55.5, respectively, related to the 2004 Restatement.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income (Expense), net
Results of operations for the three and six months ended June 30, 2012 and 2011 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gains (losses) on sales of businesses and investments	$1.6	$0.3	$(1.8)	$(6.2)
Vendor discounts and credit adjustments	2.5	2.8	4.9	2.9
Other income, net	0.6	2.2	0.3	2.5
Total other income (expense), net	$4.7	$5.3	$3.4	$(0.8)
Sales of Businesses and Investments – During the first half of 2012, we recognized a loss relating to the sale of a business in the domestic market within our IAN segment, which was partially offset by a gain recognized in the second quarter of 2012 relating to the sale of a business in an international market within our CMG segment. During the first half of 2011, we recognized a loss relating to the sale of a business in the domestic market within our IAN segment.
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
The following table presents our share repurchase activity under our share repurchase programs.

	Six months ended June 30,
	2012	2011
Number of shares repurchased	11.0	12.0
Aggregate cost, including fees	$118.1	$139.0
Average price per share, including fees	$10.78	$11.61
As of June 30, 2012, $232.0 remains available for repurchase under the 2012 share repurchase program. The 2012 share repurchase program has no expiration date. We completed the 2011 share repurchase program in the first quarter of 2012.

Note 7:  Income Taxes
For the three months ended June 30, 2012, our effective income tax rate of 32.3% was negatively impacted by losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances. In addition, for the second quarter, a $26.2 valuation allowance associated with the Asia Pacific region was reversed. The reversal was partially offset by an adjustment of $19.5 associated with the establishment of a previously unrecorded reserve for a tax contingency for the years 2007 through 2010.
In addition to the factors noted above, for the six months ended June 30, 2012, our effective income tax rate of 34.4% was positively impacted by a benefit derived from the deduction of foreign tax credits that were previously fully valued and the reversal of certain valuation allowances in Europe.
We have various tax years under examination by tax authorities in various countries, and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We believe our tax reserves are adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjust our reserves as additional information or events require.
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
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the six months ended June 30, 2012.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.6	$4.24
Stock-settled awards	0.8	$11.48
Performance-based awards	1.8	$10.62
Total stock-based compensation awards	3.2
During the six months ended June 30, 2012, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $70.7. Of this amount, awards with a total target value of $33.4 will be settled in shares upon vesting. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. Additionally, during the six months ended June 30, 2012, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $2.1. Cash awards are amortized over the vesting period, typically three years.

Note 9:  Employee Benefits
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended June 30,	2012	2011	2012	2011	2012	2011
Service cost	$0.0	$0.0	$2.6	$2.9	$0.1	$0.0
Interest cost	1.5	1.7	5.6	5.9	0.6	0.6
Expected return on plan assets	(1.9)	(1.9)	(4.6)	(4.8)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost (credit)	0.0	0.0	0.0	0.1	(0.1)	0.0
Unrecognized actuarial losses	1.7	1.6	0.2	0.1	(0.1)	0.0
Net periodic cost	$1.3	$1.4	$3.8	$4.2	$0.6	$0.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six months ended June 30,	2012	2011	2012	2011	2012	2011
Service cost	$0.0	$0.0	$5.3	$5.1	$0.1	$0.1
Interest cost	3.1	3.4	11.0	11.7	1.2	1.3
Expected return on plan assets	(3.8)	(3.7)	(9.1)	(9.5)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost (credit)	0.0	0.0	0.0	0.1	(0.1)	0.0
Unrecognized actuarial losses	3.2	3.3	0.5	0.3	0.0	0.0
Net periodic cost	$2.5	$3.0	$7.7	$7.7	$1.3	$1.5
During the six months ended June 30, 2012, we contributed $3.4 and $8.6 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2012, we expect to contribute approximately $2.0 and $8.0 of cash to our domestic and foreign pension plans, respectively.

Note 10:  Segment Information
We have two reportable segments, IAN and CMG. IAN is comprised of McCann Worldgroup, Draftfcb, Lowe & Partners, Mediabrands and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related reversals (charges), net and long-lived asset impairment and other charges, if applicable. Other than certain reclassifications, the segment information is presented consistently with the basis described in our 2011 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
IAN	$1,423.3	$1,471.7	$2,667.2	$2,707.6
CMG	292.4	269.0	555.3	507.9
Total	$1,715.7	$1,740.7	$3,222.5	$3,215.5

Segment operating income:
IAN	$177.3	$184.7	$162.0	$162.5
CMG	31.2	27.8	38.7	38.5
Corporate and other	(32.1)	(38.5)	(63.7)	(72.3)
Total	176.4	174.0	137.0	128.7

Interest expense	(32.7)	(33.1)	(65.3)	(65.0)
Interest income	6.7	9.7	14.7	18.0
Other income (expense), net	4.7	5.3	3.4	(0.8)
Income before income taxes	$155.1	$155.9	$89.8	$80.9

Depreciation and amortization of fixed assets and intangible assets:
IAN	$29.9	$31.4	$58.3	$60.7
CMG	3.3	3.3	6.7	6.4
Corporate and other	3.6	3.0	6.4	6.2
Total	$36.8	$37.7	$71.4	$73.3

Capital expenditures:
IAN	$19.9	$22.8	$32.7	$36.8
CMG	3.6	2.9	5.6	4.2
Corporate and other	12.3	10.5	19.9	12.1
Total	$35.8	$36.2	$58.2	$53.1

	June 30, 2012	December 31, 2011
Total assets:
IAN	$9,953.9	$10,589.2
CMG	1,061.4	1,019.9
Corporate and other	836.3	1,267.5
Total	$11,851.6	$12,876.6

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2012. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2012 and June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2012				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$962.2	$0.0	$0.0	$962.2	Cash and cash equivalents
Short-term marketable securities	12.7	0.0	0.0	12.7	Marketable securities
Restricted marketable securities [1]	0.0	136.0	0.0	136.0	Restricted marketable securities
Long-term investments	1.3	0.0	0.0	1.3	Other assets
Total	$976.2	$136.0	$0.0	$1,112.2

As a percentage of total assets	8.2%	1.1%	0.0%	9.4%

Liabilities
Interest rate swap agreements [2]	$0.0	$18.6	$0.0	$18.6	Other non-current liabilities
Mandatorily redeemable noncontrolling interests [3]	0.0	0.0	25.7	25.7

	June 30, 2011				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,183.0	$0.0	$0.0	$1,183.0	Cash and cash equivalents
Short-term marketable securities	14.2	0.0	0.0	14.2	Marketable securities
Long-term investments	1.4	10.4	0.0	11.8	Other assets
Total	$1,198.6	$10.4	$0.0	$1,209.0

As a percentage of total assets	9.7%	0.1%	0.0%	9.8%

Liabilities
Mandatorily redeemable noncontrolling interests [3]	$0.0	$0.0	$27.0	$27.0

[1]
The fair value of our restricted marketable securities is based on observable market prices, however, since we are restricted from selling these securities, they are classified as Level 2 within the fair value hierarchy. See Note 6 for further information on our restricted marketable securities.

[2]
Our interest rate swap agreements are cash flow hedges whose fair value was derived from the present value of future cash flows using valuation models that were based on readily observable market data such as interest rates and yield curves.

[3]	Relates to unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligation

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

was based upon the amount payable as if the forward contracts were settled. The amount redeemable within the next twelve months is classified in accrued liabilities; any interests redeemable thereafter are classified in other non-current liabilities.

The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Three months ended June 30,		Six months ended June 30,
Liabilities	2012	2011	2012	2011
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$25.8	$57.9	$58.9	$52.0
Level 3 additions	0.0	2.5	0.0	2.5
Level 3 reductions	(0.8)	(33.9)	(33.9)	(28.0)
Realized losses included in net income	(0.7)	(0.5)	(0.8)	(0.4)
Foreign currency translation	0.0	0.0	(0.1)	0.1
Mandatorily redeemable noncontrolling interests - Balance at end of period	$25.7	$27.0	$25.7	$27.0
Level 3 reductions primarily consist of cash payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions, which are classified within the financing section of the unaudited Consolidated Statements of Cash Flows. Level 3 additions relate to new unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,526.9	$59.9	$1,586.8
Our long-term debt comprises senior notes and other notes payable.  The fair value of our senior notes is based on quoted prices for such securities traded over-the-counter, but which fair value can also be derived from inputs that are readily observable. Therefore, our senior notes are classified as Level 2 within the fair value hierarchy.  Our other notes payable are not actively traded and their fair value is not solely derived from readily observable inputs. Thus, the fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore is classified as Level 3 within the fair value hierarchy.  See Note 2 for further information on our long-term debt.

Non-financial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial instruments are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and property, plant and equipment. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.

Note 12:  Commitments and Contingencies
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

Guarantees

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

As discussed in our 2011 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $431.8 and $385.1 as of June 30, 2012 and December 31, 2011, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $379.1 and $327.5 as of June 30, 2012 and December 31, 2011, respectively.

Note 13:  Recent Accounting Standards
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2011 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (“SEC”). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2011 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and six months ended June 30, 2012, as compared with the same periods in 2011.

	Three months ended June 30, 2012		Six months ended June 30, 2012
% Increase/(Decrease)	Total	Organic	Total	Organic
Revenue	(1.4)%	0.8%	0.2%	1.7%
Salaries and related expenses	(0.6)%	1.6%	0.8%	2.1%
Office and general expenses	(4.4)%	(2.3)%	(2.1)%	(0.9)%

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating margin	10.3%	10.0%	4.3%	4.0%
Expenses as % of revenue:
Salaries and related expenses	63.5%	62.9%	68.1%	67.7%
Office and general expenses	26.3%	27.1%	27.7%	28.3%

Net income available to IPG common stockholders	$99.0	$101.7	$53.1	$53.6

Earnings per share available to IPG common stockholders:
Basic	$0.23	$0.21	$0.12	$0.11
Diluted	$0.22	$0.19	$0.12	$0.11
When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to analyze our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitute approximately 55% - 60% of our annual consolidated revenues. We also analyze revenue by geographic region.
The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first half of 2012 include the Brazilian Real, Euro, Indian Rupee and the South African Rand. During the first half of 2012, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a negative impact on our consolidated results of operations. For the second quarter of 2012, foreign currency fluctuations resulted in net decreases of approximately 3% in revenues and operating expenses. For the first half of 2012, foreign currency fluctuations resulted in net decreases of approximately 2% in revenues and operating expenses. For the second quarter and first half of 2012, the net impact of foreign currency was minimal to our operating income and operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. In recent years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the second quarter and first half of 2012, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011
REVENUE

	Three months ended June 30, 2011	Components of Change			Three months ended June 30, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,740.7	$(49.7)	$11.2	$13.5	$1,715.7	0.8%	(1.4)%
Domestic	987.8	0.0	(5.3)	(31.6)	950.9	(3.2)%	(3.7)%
International	752.9	(49.7)	16.5	45.1	764.8	6.0%	1.6%
United Kingdom	120.3	(3.4)	4.7	5.1	126.7	4.2%	5.3%
Continental Europe	238.0	(22.8)	1.4	(5.9)	210.7	(2.5)%	(11.5)%
Asia Pacific	184.0	(5.6)	6.3	26.3	211.0	14.3%	14.7%
Latin America	90.5	(10.0)	2.4	24.6	107.5	27.2%	18.8%
Other	120.1	(7.9)	1.7	(5.0)	108.9	(4.2)%	(9.3)%
During the second quarter of 2012, our revenue decreased by $25.0, or 1.4%, compared to the second quarter of 2011, due to an adverse foreign currency rate impact of $49.7, partially offset by an organic revenue increase of $13.5, or 0.8%, and the effect of net acquisitions of $11.2. Our organic revenue increase was primarily attributable to net higher spending from existing clients and new clients in our international markets, most notably in the Asia Pacific region, across many key markets, and in the Latin America region, predominantly in Brazil. The organic revenue increase in our international markets was in nearly all client sectors, most notably in the food and beverage and technology and telecom sectors. In our domestic market, the organic revenue decrease was primarily due to net client losses in the prior year in the consumer goods and technology and telecom sectors, and a decline in spending from existing clients, primarily in the health care and retail sectors. Partially offsetting this decline in the domestic market was growth in other client sectors.
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

	Six months ended June 30, 2011	Components of Change			Six months ended June 30, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,215.5	$(65.8)	$18.1	$54.7	$3,222.5	1.7%	0.2%
Domestic	1,853.1	0.0	(14.6)	(7.9)	1,830.6	(0.4)%	(1.2)%
International	1,362.4	(65.8)	32.7	62.6	1,391.9	4.6%	2.2%
United Kingdom	239.1	(5.5)	10.2	8.1	251.9	3.4%	5.4%
Continental Europe	422.0	(30.3)	2.3	(16.0)	378.0	(3.8)%	(10.4)%
Asia Pacific	324.4	(5.1)	12.6	50.0	381.9	15.4%	17.7%
Latin America	167.6	(13.4)	4.6	28.0	186.8	16.7%	11.5%
Other	209.3	(11.5)	3.0	(7.5)	193.3	(3.6)%	(7.6)%
During the first half of 2012, our revenue increased by $7.0, or 0.2%, compared to the first half of 2011, due to an organic revenue increase of $54.7, or 1.7%, and the effect of net acquisitions of $18.1, partially offset by an adverse foreign currency rate impact of $65.8. Our organic revenue increase in our international markets was primarily driven by factors similar to those noted above for the second quarter of 2012. In our domestic market, the organic revenue decrease, which occurred during the second quarter of 2012, was primarily driven by factors similar to those noted above. Partially offsetting the organic revenue decrease in the domestic market was an increase in the auto and transportation sector, which primarily occurred in the first quarter of 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Salaries and related expenses	$1,088.9	$1,095.7	$2,193.8	$2,175.8
Office and general expenses	450.4	471.0	891.7	911.0
Total operating expenses	$1,539.3	$1,566.7	$3,085.5	$3,086.8
Operating income	$176.4	$174.0	$137.0	$128.7

Salaries and Related Expenses

	2011	Components of Change			2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended June 30,	$1,095.7	$(32.5)	$8.7	$17.0	$1,088.9	1.6%	(0.6)%
Six months ended June 30,	2,175.8	(43.5)	14.8	46.7	2,193.8	2.1%	0.8%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the second quarter of 2012 to 63.5% from 62.9% in the prior-year period. Salaries and related expenses in the second quarter of 2012 decreased by $6.8 compared to the second quarter of 2011, primarily due to a favorable foreign currency rate impact of $32.5, partially offset by an organic increase of $17.0 and the effect of net acquisitions of $8.7. The organic increase was primarily attributable to increases in our workforce, which occurred predominantly over the course of 2011 to support business growth, as well as modest wage increases, resulting in an increase in base salaries, benefits and temporary help of $16.4. The organic increase occurred across regions and businesses where we had revenue growth.
Our staff cost ratio increased in the first half of 2012 to 68.1% from 67.7% in the prior-year period. Salaries and related expenses in the first half of 2012 increased by $18.0 compared to the first half of 2011, primarily due to an organic increase of $46.7 and the effect of net acquisitions of $14.8, partially offset by a favorable foreign currency rate impact of $43.5. The organic increase was due to the factors noted above for the second quarter of 2012.
The following table details our staff cost ratio.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Salaries and related expenses	63.5%	62.9%	68.1%	67.7%
Base salaries, benefits and tax	52.6%	52.0%	56.4%	55.9%
Incentive expense	3.3%	3.5%	3.8%	3.9%
Severance expense	1.2%	1.3%	1.3%	1.4%
Temporary help	3.7%	3.8%	3.8%	3.9%
All other salaries and related expenses	2.7%	2.3%	2.8%	2.6%

Office and General Expenses

	2011	Components of Change			2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended June 30,	$471.0	$(14.9)	$5.2	$(10.9)	$450.4	(2.3)%	(4.4)%
Six months ended June 30,	911.0	(19.7)	8.8	(8.4)	891.7	(0.9)%	(2.1)%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the second quarter of 2012 to 26.3% from 27.1% in the prior-year period. Office and general expenses in the second quarter of 2012 decreased by $20.6 compared to the second quarter of 2011, primarily due to a favorable foreign currency rate

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

impact of $14.9 and an organic decrease of $10.9. The organic decrease was primarily attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during the second quarter of 2012 and, to a lesser extent, lower occupancy costs.
Our office and general expense ratio decreased in the first half of 2012 to 27.7% from 28.3% in the prior-year period. Office and general expenses in the first half of 2012 decreased by $19.3 compared to the first half of 2011, due to a favorable foreign currency rate impact of $19.7 and an organic decrease of $8.4, partially offset by the effect of net acquisitions of $8.8. The organic decrease was driven by factors similar to those noted above for the second quarter of 2012.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Office and general expenses	26.3%	27.1%	27.7%	28.3%
Professional fees	1.7%	1.7%	1.8%	1.9%
Occupancy expense (excluding depreciation and amortization)	7.0%	7.4%	7.5%	7.9%
Travel & entertainment, office supplies and telecommunications	3.9%	3.8%	4.0%	3.9%
All other office and general expenses	13.7%	14.2%	14.4%	14.6%

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash interest on debt obligations	$(31.1)	$(34.7)	$(65.3)	$(68.6)
Non-cash interest	(1.6)	1.6	0.0	3.6
Interest expense	(32.7)	(33.1)	(65.3)	(65.0)
Interest income	6.7	9.7	14.7	18.0
Net interest expense	(26.0)	(23.4)	(50.6)	(47.0)
Other income (expense), net	4.7	5.3	3.4	(0.8)
Total (expenses) and other income	$(21.3)	$(18.1)	$(47.2)	$(47.8)
Net Interest Expense
For the three and six months ended June 30, 2012, net interest expense increased by $2.6 and $3.6 compared to the respective prior-year periods.

Other Income (Expense), net
Results of operations for the three and six months ended June 30, 2012 and 2011 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gains (losses) on sales of businesses and investments	$1.6	$0.3	$(1.8)	$(6.2)
Vendor discounts and credit adjustments	2.5	2.8	4.9	2.9
Other income, net	0.6	2.2	0.3	2.5
Total other income (expense), net	$4.7	$5.3	$3.4	$(0.8)
Sales of Businesses and Investments – During the first half of 2012, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks ("IAN") segment, which was partially offset by a gain recognized in the second quarter of 2012 relating to the sale of a business in an international market within our Constituency Management Group (“CMG”) segment. During the first half of 2011, we recognized a loss relating to the sale of a business in the domestic market within our IAN segment.

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

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income before income taxes	$155.1	$155.9	$89.8	$80.9
Provision for income taxes	$50.1	$47.6	$30.9	$26.1
Effective income tax rate	32.3%	30.5%	34.4%	32.3%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended June 30, 2012, our effective income tax rate of 32.3% was positively impacted by a $26.2 reversal of valuation allowance associated with the Asia Pacific region. The reversal was partially offset by an adjustment of $19.5 associated with the establishment of a reserve for a tax contingency for the years 2007 through 2010. Combined, these two items increased net income for the second quarter by $6.7.
For the six months ended June 30, 2012, our effective income tax rate of 34.4% was positively impacted by a benefit derived from the deduction of foreign tax credits that were previously fully valued and the reversal of certain valuation allowances in Europe and the Asia Pacific region. The effective income tax rate was negatively impacted primarily by losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances and the tax contingency charge noted above.
For the three months ended June 30, 2011, our effective income tax rate of 30.5% was positively impacted from the recognition of previously unrecognized tax benefits primarily as a result of the settlement of the 2007-2008 IRS audit cycle. In addition to the positive factor noted above, the effective income tax rate for the six months ended June 30, 2011 of 32.3% was positively impacted due to tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market. The effective income tax rate was negatively impacted by state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in the United Kingdom.

Segment Results of Operations – Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2012: IAN and CMG. We also report results for the Corporate and other group.

IAN
REVENUE

	Three months ended June 30, 2011	Components of Change			Three months ended June 30, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,471.7	$(46.2)	$5.8	$(8.0)	$1,423.3	(0.5)%	(3.3)%
Domestic	803.9	0.0	(5.3)	(41.5)	757.1	(5.2)%	(5.8)%
International	667.8	(46.2)	11.1	33.5	666.2	5.0%	(0.2)%
During the second quarter of 2012, IAN revenue decreased by $48.4 compared to the second quarter of 2011, primarily consisting of an adverse foreign currency rate impact of $46.2 and an organic revenue decrease of $8.0. The organic revenue decrease was predominantly in the domestic market and primarily due to net client losses in the prior year in the consumer goods and technology and telecom sectors, and a decline in spending from existing clients, primarily in the health care and retail sectors. Partially offsetting this decline in the domestic market was growth in other client sectors. The organic revenue increase in our international markets was primarily attributable to net higher spending from existing clients and new clients, primarily in the Latin America region, predominantly in Brazil, and in the Asia Pacific region, across many key markets. The organic revenue increase in our international markets was in nearly all client sectors, most notably the food and beverage, technology and telecom and retail

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

sectors.

	Six months ended June 30, 2011	Components of Change			Six months ended June 30, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$2,707.6	$(61.7)	$8.7	$12.6	$2,667.2	0.5%	(1.5)%
Domestic	1,505.1	0.0	(14.6)	(22.9)	1,467.6	(1.5)%	(2.5)%
International	1,202.5	(61.7)	23.3	35.5	1,199.6	3.0%	(0.2)%
During the first half of 2012, IAN revenue decreased by $40.4 compared to the first half of 2011, consisting of an adverse foreign currency rate impact of $61.7, partially offset by an organic revenue increase of $12.6 and the effect of net acquisitions of $8.7. The organic revenue increase in our international markets was primarily driven by factors similar to those noted above for the second quarter of 2012. In our domestic market, the organic revenue decrease, which occurred during the second quarter of 2012, was primarily driven by factors similar to those noted above. Partially offsetting the organic revenue decrease in the domestic market was an increase in the auto and transportation sector, which primarily occurred in the first quarter of 2012.

SEGMENT OPERATING INCOME

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2012	2011		2012	2011
Segment operating income	$177.3	$184.7	(4.0)%	$162.0	$162.5	(0.3)%
Operating margin	12.5%	12.6%		6.1%	6.0%

Operating income decreased during the second quarter of 2012 when compared to the second quarter of 2011 due to a decrease in revenue of $48.4, partially offset by decreases in salaries and related expenses of $21.2 and office and general expenses of $19.8. The decrease in salaries and related expenses was primarily due to lower base salaries, benefits and temporary help at certain advertising businesses within IAN and, to a lesser extent, lower severance expense and incentive expense. The decrease in office and general expenses was primarily attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during the second quarter of 2012, and to a lesser extent, lower occupancy costs.
Operating income decreased during the first half of 2012 when compared to the first half of 2011 due to a decrease in revenue of $40.4, partially offset by decreases in office and general expenses of $22.1 and salaries and related expenses of $17.8, driven by factors similar to those noted above for the second quarter of 2012.

CMG
REVENUE

	Three months ended June 30, 2011	Components of Change			Three months ended June 30, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$269.0	$(3.5)	$5.4	$21.5	$292.4	8.0%	8.7%
Domestic	183.9	0.0	0.0	9.9	193.8	5.4%	5.4%
International	85.1	(3.5)	5.4	11.6	98.6	13.6%	15.9%
During the second quarter of 2012, CMG revenue increased by $23.4 compared to the second quarter of 2011, primarily consisting of an organic revenue increase of $21.5. The organic revenue increase was primarily due to higher spending from existing clients and net client wins across all disciplines. The international organic revenue increase occurred throughout nearly all regions, primarily in the Asia Pacific region, most notably in China and Singapore, and in the United Kingdom, predominantly due to growth in our events marketing business. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete. The domestic organic revenue increase was primarily due to growth in our public relations and sports marketing businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Six months ended June 30, 2011	Components of Change			Six months ended June 30, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$507.9	$(4.1)	$9.4	$42.1	$555.3	8.3%	9.3%
Domestic	348.0	0.0	0.0	15.0	363.0	4.3%	4.3%
International	159.9	(4.1)	9.4	27.1	192.3	16.9%	20.3%
During the first half of 2012, CMG revenue increased by $47.4 compared to the first half of 2011, primarily consisting of an organic revenue increase of $42.1. The organic revenue increase was primarily driven by factors similar to those noted above for the second quarter of 2012.

SEGMENT OPERATING INCOME

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2012	2011		2012	2011
Segment operating income	$31.2	$27.8	12.2%	$38.7	$38.5	0.5%
Operating margin	10.7%	10.3%		7.0%	7.6%
Operating income increased during the second quarter of 2012 when compared to the second quarter of 2011 due to an increase in revenue of $23.4, partially offset by increases in salaries and related expenses of $13.9 and office and general expenses of $6.1. The increase in salaries and related expenses was primarily attributable to increases in our workforce over the course of 2011 across all disciplines to support business growth, which resulted in an increase in base salaries and benefits. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during the second quarter of 2012.
Operating income increased slightly during the first half of 2012 when compared to the first half of 2011 due to an increase in revenue of $47.4, partially offset by increases in salaries and related expenses of $31.3 and office and general expenses of $15.9, driven by factors similar to those noted above for the second quarter of 2012.

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
Corporate and other expenses decreased during the second quarter of 2012 by $6.4 to $32.1 compared to the second quarter of 2011, and decreased by $8.6 to $63.7 during the first half of 2012 compared to the first half of 2011, primarily due to a decrease in office and general expenses. For the first half of 2012, the decrease in office and general expenses was partially offset by an increase in temporary help due to our information-technology system-upgrade initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2012	2011
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$134.4	$137.8
Net cash used in working capital [2]	(461.2)	(668.7)
Changes in other non-current assets and liabilities using cash	(13.8)	(70.8)
Net cash used in operating activities	$(340.6)	$(601.7)
Net cash used in investing activities	(97.6)	(84.5)
Net cash used in financing activities	(341.1)	(220.7)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	June 30, 2012	December 31, 2011	June 30, 2011
Cash, cash equivalents and marketable securities [1]	$1,514.7	$2,315.6	$1,824.0

Short-term borrowings	$177.0	$153.5	$150.0
Current portion of long-term debt	217.7	404.8	448.6
Long-term debt	1,238.7	1,210.9	1,167.8
Total debt	$1,633.4	$1,769.2	$1,766.4

[1]	Does not include restricted marketable securities. See Note 6 to the unaudited Consolidated Financial Statements for further information.

Operating Activities
Net cash used in operating activities during the first half of 2012 was $340.6, which is an improvement of $261.1 as compared to the first half of 2011, primarily as a result of a decrease in the use of working capital of $207.5. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first half of 2012 was less than in the first half of 2011 in large part because the working capital generation in the fourth quarter of 2011 was less than in the fourth quarter of 2010. The significant cash generation from working capital in the fourth quarter of 2010 was primarily due to a high rate of growth in our media businesses.
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

Investing Activities
Net cash used in investing activities during the first half of 2012 primarily reflects capital expenditures and payments for acquisitions. Capital expenditures of $58.2 relate primarily to computer software and hardware, and leasehold improvements. Payments for acquisitions of $51.6 relate to new acquisitions and deferred payments on prior acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financing Activities
Net cash used in financing activities during the first half of 2012 is primarily related to our debt transactions. In the first half of 2012, we issued $250.0 in aggregate principal amount of 4.00% Senior Notes due 2022 (the "4.00% Notes") at a discount to par of $246.8. The proceeds from the issuance of the 4.00% Notes were applied towards the repurchase and redemption of $399.6 in aggregate principal amount of our 4.25% Convertible Senior Notes due 2023 (the "4.25% Notes").
Additionally, net cash used in financing activities includes the repurchase of 11.0 shares of our common stock for an aggregate cost of $118.1, including fees, and dividend payments of $52.3 on our common stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $21.4 during the first half of 2012. This decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Brazilian Real, Euro and Indian Rupee, as of June 30, 2012, as compared to December 31, 2011.

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

Funding Requirements
Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests. Notable funding requirements include:

•
Debt service – In March 2012, we retired $400.0 in aggregate principal amount of our 4.25% Notes. On March 15, 2013, holders of our $200.0 4.75% Convertible Senior Notes due 2023 may require us to repurchase their notes for cash at par, and on or after that date we have the right to redeem all or part of these notes at our option. The remainder of our debt is primarily long-term, with maturities scheduled through 2031.

•
Acquisitions – We paid cash of $53.9, which was net of cash acquired of $8.6, for acquisitions completed in the first half of 2012. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $3.0 for the remainder of 2012 related to prior-year acquisitions. We will continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. See Note 5 to the unaudited Consolidated Financial Statements for further information.

•
Dividends – In the first half of 2012, we paid two quarterly cash dividends of $0.06 per share on our common stock, which corresponded to an aggregate dividend payment of $52.3. Assuming we continue to pay a quarterly dividend of $0.06 per share and there is no significant change in the number of outstanding shares, we would pay approximately $52.0 for the remainder of 2012. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the six months ended June 30, 2012, we contributed $3.4 and $8.6 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2012, we expect to contribute approximately $2.0 and $8.0 of cash to our domestic and foreign pension plans, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
In February 2012, our Board of Directors (the “Board”) authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In 2011, the Board authorized a share repurchase program to repurchase from time to time up to $450.0, excluding fees, of our common stock (the "2011 share repurchase program"). We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. As of June 30, 2012, $232.0 remains available for repurchase under the 2012 share repurchase program. We completed the 2011 share repurchase program in the first quarter of 2012. The 2012 share repurchase program has no expiration date.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	June 30, 2012
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,514.7
Committed credit agreement	$1,000.0	$0.0	$16.9	$983.1
Uncommitted credit arrangements	$499.6	$177.0	$3.0	$319.6

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2012. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of June 30, 2012.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	June 30, 2012	EBITDA Reconciliation	June 30, 2012
Interest coverage ratio (not less than)	5.00x	Operating income	$695.4
Actual interest coverage ratio	8.28x	Add:
		Depreciation and amortization	200.8
Leverage ratio (not greater than)	2.75x	Other non-cash amounts	0.2
Actual leverage ratio	1.82x	EBITDA [1]	$896.4

[1]	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of June 30, 2012, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 5.0%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2012 the amount netted was $1,092.9.

Restricted Marketable Securities
In the second quarter of 2012, Facebook completed an initial public offering. As of June 30, 2012, we owned 4.4 shares of Facebook and the fair value of this investment was $136.0. We are restricted from selling these shares for a period of six months from the date of the public offering. See Note 6 to the unaudited Consolidated Financial Statements for further information.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of July 16, 2012 are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. During the first half of 2012, we entered into interest rate swap agreements. We use interest rate swaps to manage our exposure to changes in interest rates. We do not expect these swap agreements to materially alter our exposure to market risk. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swap agreements. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the second quarter of 2012, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2012 to June 30, 2012.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	2,301,755	$10.88	2,297,746	$272,519,240
May 1 - 31	2,058,511	$11.29	2,035,000	$249,526,207
June 1 - 30	1,680,638	$10.47	1,674,900	$231,992,842
Total	6,040,904	$10.91	6,007,646

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 4,009 Withheld Shares in April 2012, 23,511 Withheld Shares in May 2012 and 5,738 Withheld Shares in June 2012, for a total of 33,258 Withheld Shares during the three-month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our common stock repurchase program, described in Note 6 to the unaudited Consolidated Financial Statements, by the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

[3]
On February 24, 2012, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock. There is no expiration date associated with the share repurchase program.

Working Capital Restrictions and Other Limitations on the Payment of Dividends
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made. As of July 26, 2012, there were no accumulated and unpaid preferred stock dividends.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: July 26, 2012

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 26, 2012

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2012.