Form 10-K
period 2012-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2013-02-22
CIK 51644

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☐    No ☒
As of June 30, 2012, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was approximately $4.8 billion. The number of shares of the registrant’s common stock outstanding as of February 13, 2013 was 413,909,582.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of The Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares,” “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

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

About Us
We are one of the world’s premier global advertising and marketing services companies. Through our 43,300 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With offices in over 100 countries, we can operate in a single region, or deliver global integrated programs.
The role of our holding company is to provide resources and support to ensure that our agencies can best meet clients’ needs. Based in New York City, our holding company sets company-wide financial objectives and corporate strategy, establishes financial management and operational controls, guides personnel policy, directs collaborative inter-agency programs, conducts investor relations, manages corporate social responsibility programs, provides enterprise risk management and oversees mergers and acquisitions. In addition, we provide certain centralized functional services that offer our companies operational efficiencies, including accounting and finance, executive compensation management and recruitment assistance, employee benefits, marketing information retrieval and analysis, internal audit, legal services, real estate expertise and travel services.

Our Brands
Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global networks, McCann Worldgroup ("McCann"), Draftfcb and Lowe & Partners ("Lowe"), that provide integrated, large-scale advertising and marketing solutions for clients, and three global media services companies, UM, Initiative and Brand Programming Network ("BPN"), operating under the IPG Mediabrands umbrella. We also have a range of best-in-class global specialized communications assets as well as premier domestic integrated and interactive agencies that are industry leaders.

•
McCann Worldgroup is a leading global marketing solutions network, comprised of a collaborative group of best-in-class agencies that emphasize creativity, innovation and performance. It operates 180 offices in more than 100 countries with a client roster that includes many of the world's most famous brands. McCann Erickson is one of the world's largest advertising agency networks; MRM conducts digital marketing and relationship management; Momentum oversees event marketing and promotion; McCann Health directs professional and consumer healthcare communications; and Craft Worldwide is the network's global adaptation and production arm. UM (media management), Weber Shandwick (public relations), and FutureBrand (brand consulting) align with McCann Worldgroup to deliver fully integrated solutions to a number of our leading clients.

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

•
Lowe is a premier creative agency that operates in the world’s most dynamic growth markets. Lowe's core strength is developing high-value ideas that connect with popular culture and drive business results. This is evident in the agency's global creative rankings and strong local operations in major key markets. Examples include DLKW/Lowe (U.K.), Lowe Lintas (India), Lowe SSP3 (Colombia) and BorghiErh/Lowe (Brazil), as well as its relationship with Deutsch (U.S.) and other leading U.S. independent agencies within IPG.

•
IPG Mediabrands delivers on the scale and breadth of our media capabilities, making investment decisions for tens of billions of dollars of client marketing budgets, yet retains a nimble, collaborative culture. Our media agencies UM, Initiative and BPN seek to deliver business results by advising clients on how to navigate an increasingly complex and digital marketing landscape. Specialist brands within IPG Mediabrands focus on areas such as media innovation, the targeting and aggregation of audiences in the digital space, hyper-local marketing, media barter and a range of other capabilities.

•
We also have exceptional global marketing specialists across a range of disciplines.  We have industry-leading public relations agencies such as Weber Shandwick and GolinHarris which have expertise in every significant area of communication management.  Jack Morton is a global brand experience agency and FutureBrand is a leading brand consultancy.  Octagon is a global sports, entertainment and lifestyle marketing agency.  Our digital specialist agencies, led by R/GA and HUGE, are among the industry's most award-winning digital agencies. Our premier healthcare communications specialists reside within our three global brands, McCann, Draftfcb and Lowe.

•
Our domestic integrated independent agencies include some of advertising's most recognizable and storied agency brands, including Campbell-Ewald, Carmichael Lynch, Hill Holliday, The Martin Agency and Mullen. The marketing programs created by these agencies incorporate all media channels, customer relationship management (CRM), public relations and other marketing activities and have helped build some of the most powerful brands in the U.S., across all sectors and industries.

We list approximately 95 of our companies on our website under the "Our Agencies" section, with descriptions, case studies, social media channels and office locations for each. To learn more about our broad range of capabilities, visit our website at http://www.interpublic.com.

Market Strategy
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative and strategic talent in fast-growth digital marketing channels and high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our company to enhance our operations through mergers and strategic alliances, as well as the development of internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:

•
We re-organized our media operations under a single management structure, IPG Mediabrands, to reinvent how we plan, buy and measure media investment on behalf of our clients. We aligned a spectrum of specialist media companies under this structure and we have invested in technology and analytics, including the launch of the IPG Media Lab in New York in 2011, a highly advanced resource for our clients. Additionally, during 2012, we launched a third global full service media buying and planning agency, BPN, with a focus on new technologies and a pay-for-performance compensation. BPN currently has offices in 20 countries and during 2013 plans to expand into several new markets to have operations that extend across the world. Since launch in 2008, IPG Mediabrands has delivered industry-leading performance and growth.

•
We moved Lowe to a hub model, focused on a smaller and more strategic global footprint, and significantly revamped its management team in an effort to turn around its operating performance. Once this approach began to yield positive results, we strengthened Lowe's capabilities in the key Brazil and U.K. markets through acquisitions. In the U.S., we further aligned Lowe with select fully integrated and digital domestic agencies to create a more powerful offering from which to service and source multinational clients.

•
We combined a global creative agency with our leading direct marketing agency to create Draftfcb, our modern global agency network that combines accountability with creativity under a single P&L. We continue to enhance the service offering at Draftfcb.

•
At our marketing services division, Constituency Management Group (“CMG”), we continue to strengthen our market leading public relations and events marketing specialists. In recent years, we developed significant social media practices across CMG agencies and expanded our operations in Latin America, China and the Middle East.

•
New global leadership at McCann Worldgroup ensures it is well-positioned to deliver best-in-class integrated marketing communications solutions in all geographic regions for many of the world's largest and most sophisticated advertisers, including local, regional and multinational clients. During 2012, we acquired specialty marketing agencies within McCann, extending its capabilities in strategically important disciplines, and launched Craft Worldwide globally, a unique adaptation and production business unit.

•
During the last several years we have invested in the international expansion of our digital brands R/GA, HUGE, MRM and several of our agencies under the Mediabrands Audience Platform. We have opened new offices and expanded existing offices in high growth markets as well as strategic world markets during 2012, and we expect to continue this strategic investment in future years.

Digital Growth
Demand for our digital marketing services continues to evolve rapidly. In order to meet this need and provide high-value resources to clients, we have focused on embedding digital talent and technology throughout the organization. This reflects our belief that digital marketing should not be treated as a stand-alone function, but should, instead, be integrated within all of our companies, mirroring the way in which consumers incorporate digital media into their other media habits, and, ultimately, their day-to-day life. Recruiting and developing digital expertise at all our agencies and in all marketing disciplines is an area in which we continue to invest.
To meet the changing needs of the marketplace, we have acquired and incubated specialty digital assets, such as Reprise Media (search engine marketing), HUGE (e-commerce solutions), Cadreon (audience management platform), The IPG Media Lab as well as strategic investments in mobile marketing capabilities. We have also continued to invest in existing digital assets such as R/GA, a digital agency and industry leader in the development of award-winning interactive campaigns for global clients, as well as MRM, a leading global digital agency. These companies have unique capabilities and service their own client rosters while also serving as key digital partners to many of the agencies within IPG.

Fast-Growth Regions
We continue to evaluate strategic opportunities to invest and expand our presence in high-growth geographic regions. In recent years, we have made significant investments in India and Brazil, further strengthening our leadership position in these high-growth, developing markets. Recent transactions completed in Brazil include the acquisition of S2 Publicom, a leading public relations company, and the acquisition of CuboCC, a new media and digital marketing services company. Our operations in India continue to be best-in-class as we support our strong growth in the region with partnerships and talent investment, giving us a leadership position in this important market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with 65 offices across 13 countries. Our partner in Russia is a leader in that country. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in talent and behind our agency brands. Additional areas of investment include other key strategic markets in Asia Pacific, Latin America, Eastern Europe and Africa.

Acquisition Strategy
A disciplined acquisition strategy, focused on high-growth capabilities and regions of the world, is one component of growing our services in today's rapidly-changing media landscape. When an outstanding resource or a strong tactical fit becomes available, we have been opportunistic in making tuck-in, niche acquisitions to enhance our service offerings. Our focus will continue to be predominantly on digital and marketing services agencies throughout the world, as well as international growth markets. We will continue to be disciplined in our investments for acquisitions and in the organic development and acquisition of talent in all of our agency brands.
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full service capabilities. All of these acquired agencies have been integrated into one of our global networks or agencies.

Financial Objectives
Our long-term financial goals include competitive organic revenue growth and operating margin expansion, which we expect will further strengthen our liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made in our financial reporting and business information systems in recent years, and which continue, allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage our business.
We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.

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

Principal Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2012	2011	2010
Domestic	54.7%	55.4%	57.0%
United Kingdom	8.2%	7.7%	7.2%
Continental Europe	11.8%	13.0%	13.3%
Asia Pacific	12.0%	10.6%	9.8%
Latin America	6.5%	6.3%	5.6%
Other	6.8%	7.0%	7.1%
For further information regarding revenues and long-lived assets on a geographical basis for each of the last three years, see Note 13 to the Consolidated Financial Statements.

Sources of Revenue
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our existing clients and our ability to win new clients. Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days.
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

	Consolidated Revenues for the Three Months Ended
	2012		2011		2010
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$1,506.8	21.7%	$1,474.8	21.0%	$1,337.0	20.5%
June 30	1,715.7	24.7%	1,740.7	24.8%	1,611.7	24.8%
September 30	1,670.4	24.0%	1,726.5	24.6%	1,553.4	23.9%
December 31	2,063.3	29.6%	2,072.6	29.6%	2,005.2	30.8%
	$6,956.2		$7,014.6		$6,507.3
See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 22% of revenue in 2012 and 2011. Our largest client accounted for approximately 4% of revenue for 2012 and 2011. Based on revenue for the year ended December 31, 2012, our five largest clients (in alphabetical order) were General Motors, Johnson & Johnson, Microsoft, Unilever and Verizon. We represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships.

Personnel
As of December 31, 2012, we employed approximately 43,300 people, of whom approximately 17,600 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies, and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available, free of charge, on our website at http://www.interpublic.com under the "Investor Relations" section, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.
Our Corporate Governance Guidelines, Interpublic Group Code of Conduct and the charters for each of the Audit Committee, Compensation and Leadership Talent Committee and the Corporate Governance Committee are available, free of charge, on our website at http://www.interpublic.com in the "Corporate Governance" subsection of the "About" section, or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, New York 10036, Attention: Secretary. Information on our website is not part of this report.

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
The marketing communications business is highly competitive. Our agencies and media services compete with other agencies, and with other providers of creative, marketing or media services, to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants.
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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and clients may choose to terminate their contracts on a relatively short timeframe. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately

22% of revenue in 2012. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.

•	As a marketing services company, our revenues are highly susceptible to decrease when economic conditions are unfavorable.
Economic conditions continue to vary across geographic regions, and areas of uncertainty about the prospects for continued improvements in the global economy and a degree of caution on the part of some marketers continue to have an effect on the demand for advertising and marketing services. The marketing services industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy generally. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. If our business is significantly adversely affected by unfavorable economic conditions, a decrease in our revenue could pose a challenge to our cash generation from operations.

•	We may lose or fail to attract and retain key employees and management personnel.
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent, and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and other factors which may be beyond our control. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility. If we were to fail to attract key personnel or lose them to competitors or clients, our business and results of operations could be adversely affected.

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
We maintain a $1 billion committed credit facility to increase our financial flexibility (the “Credit Agreement”). If credit under the Credit Agreement were unavailable or insufficient, our liquidity could be adversely affected. The Credit Agreement contains financial covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenants would be more difficult to achieve if we were to experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. If we were unable to comply with any of the financial covenants contained in the Credit Agreement, we could be required to seek an amendment or waiver from our lenders, and our costs under the Credit Agreement could increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement could be terminated, and any outstanding amounts could be subject to acceleration. Furthermore, the Credit Agreement includes commitments from a syndicate of financial institutions, and if any of them were unable to perform and no other bank assumed that institution’s commitment, the availability of credit under that agreement would be correspondingly reduced.
In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients.  The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities.  Although to the extent possible we pay production and media charges only after we have received funds from our clients, if clients are unable to pay for commitments we have entered into on their behalf there could be an adverse effect on our working capital, which would negatively impact our operating cash flow.
Furthermore, if our business or financial needs lead us to seek new or additional sources of liquidity, there can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all. For further discussion of our liquidity profile and outlook, see “Liquidity and Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	International business risks could adversely affect our operations.
We are a global business. Operations outside the United States represent a significant portion of our revenues, approximately 45% in 2012. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, and difficult local political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, which can be complex and stringent, in all jurisdictions where we operate. In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
In addition, because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Australian Dollar, Brazilian Real, Canadian Dollar, Chinese Yuan Renminbi, Euro, Indian Rupee, Japanese Yen, Pound Sterling and South African Rand, fluctuations in exchange rates between the U.S. Dollar and such currencies may materially affect our financial results. Concerns persist in Europe in particular over the debt burdens of certain countries that use the Euro as their currency and the overall stability of the Euro. Possible consequences, such as the re-introduction of individual currencies in countries currently employing the Euro or the dissolution of the Euro as a common currency, or market perceptions and uncertainties about the possibility and impact of such events, could adversely affect the value of our Euro-denominated assets and results of operations.

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

•	We are subject to industry regulations and other legal or reputational risks that could restrict our activities or negatively impact our performance or our financial condition.
Our industry is subject to government regulation and other governmental action, both domestic and foreign. Advertisers and consumer groups may challenge advertising through legislation, regulation, judicial actions or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Our business is also subject to specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements applicable to advertising for certain products. Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based and digital marketing. Legislators, agencies and other governmental units may also continue to initiate proposals to ban the advertising of specific products, such as alcohol or tobacco, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues. Furthermore, we could suffer reputational risk as a result of governmental or legal action or from undertaking work that may be challenged by consumer groups or considered controversial.

•	We face risks associated with our acquisitions and other investments.
We regularly undertake acquisitions and other investments that we believe will enhance our service offerings to our clients. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, we may be unsuccessful in ascertaining or evaluating all such risks. Though we typically structure our acquisitions to provide for future contingent purchase payments that are based on the future performance of the acquired entity, our forecasts of the investment’s future performance also factor into the initial consideration. When actual financial results differ, our returns on the investment could be adversely affected.
We may also experience difficulty integrating new employees, businesses, assets or systems into our organization, including with respect to our internal policies and required controls. We may face reputational and legal risks in situations where we have a significant minority investment but limited control over the investment's operations. Furthermore, it may take longer than anticipated to realize the expected benefits from these transactions, or those benefits may ultimately be smaller than anticipated or may not be realized at all. Talent is among our most valuable assets, and we also may not realize the intended benefits of a transaction if we fail to retain targeted personnel. Acquisition and integration activity may also divert management’s attention and other corporate resources from other business needs. If we fail to realize the intended advantages of any given investment or acquisition, or if we do not identify or correctly measure the associated risks and liabilities, our results of operations and financial position could be adversely affected.

•	We rely extensively on information technology systems.
We rely extensively and increasingly on information technologies and infrastructure to manage our business, including digital storage of marketing strategies and client information, developing new business opportunities and processing business transactions. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase the potential vulnerability of our systems to breakdown, malicious intrusion or random attack. Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data could be exposed to third parties or to the public generally. Any such breakdowns or breaches in our systems or data-protection policies could adversely affect our reputation or business.

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
As of December 31, 2012, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.6 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. For further discussion of goodwill and other intangible assets, and our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

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
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, we believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth[1]	67	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	49	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	46	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	41	Senior Vice President, Audit and Chief Risk Officer
Philippe Krakowsky	50	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	52	Executive Vice President and Chief Financial Officer

[1]	Also a Director
There is no family relationship among any of the executive officers.
Mr. Roth became our Chairman of the Board and Chief Executive Officer in January 2005. Prior to that time, Mr. Roth served as our Chairman of the Board from July 2004 to January 2005. Mr. Roth served as Chairman and Chief Executive Officer of The MONY Group Inc. from February 1994 to June 2004. Mr. Roth has been a member of the Board of Directors of IPG since February 2002. He is also non-executive chairman of the board of Pitney Bowes Inc. and a director of Ryman Hospitality Properties.
Mr. Bonzani was hired as Senior Vice President, General Counsel and Secretary in April 2012. Prior to joining IPG, Mr. Bonzani worked at IBM for 18 years, holding a number of positions in the legal department, most recently as Vice President, Assistant General Counsel and Secretary from July 2008 to March 2012.
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
Price Range of Common Stock
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 13, 2013, there were approximately 15,700 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low	Cash Dividends Declared
2012:
Fourth Quarter	$11.47	$9.45	$0.06
Third Quarter	$11.74	$9.68	$0.06
Second Quarter	$11.96	$10.02	$0.06
First Quarter	$11.97	$10.16	$0.06
2011:
Fourth Quarter	$9.92	$6.95	$0.06
Third Quarter	$12.84	$7.20	$0.06
Second Quarter	$12.63	$11.15	$0.06
First Quarter	$13.20	$10.47	$0.06

Dividend Policy
In the first quarter of 2011, we initiated quarterly cash dividends on our common stock, and we paid our most recent cash dividend on December 17, 2012. As of the applicable December 2012 record date, we had approximately 422 million shares outstanding (excluding restricted shares), which corresponded to an aggregate dividend payment of $25.3 million. On February 22, 2013, we announced that our Board of Directors (the “Board”) had declared a common stock cash dividend of $0.075 per share, payable on March 25, 2013 to holders of record as of the close of business on March 11, 2013. Assuming a quarterly dividend of $0.075 per share and no significant change in the number of outstanding shares as of December 31, 2012, we expect to pay approximately $125.0 million in 2013. We also pay regular quarterly dividends of $2.9 million, or $11.6 million annually, on our Series B Preferred Stock.
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or are contemporaneously declared and paid or provision for the payment thereof has been made. As of February 22, 2013, there were no accumulated and unpaid preferred stock dividends.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchase of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2012 to December 31, 2012.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	13,566	$10.26	0	$148,858,924
November 1 - 30	5,345,171	$9.98	5,343,752	$195,551,133
December 1 - 31	8,797,959	$10.87	8,790,000	$99,989,339
Total	14,156,696	$10.53	14,133,752

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 13,566 Withheld Shares in October 2012, 1,419 Withheld Shares in November 2012 and 7,959 Withheld Shares in December 2012, for a total of 22,944 Withheld Shares during the three-month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum of the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 5 to the Consolidated Financial Statements, by the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

[3]
On February 24, 2012, we announced in a press release that our Board had approved a share repurchase program to repurchase from time to time up to $300.0 million of our common stock (the "2012 share repurchase program"), in addition to amounts available on existing authorizations. On November 20, 2012, we announced in a press release that our Board had authorized an increase in our 2012 share repurchase program to $400.0 million of our common stock. On February 22, 2013, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the 2012 share repurchase program. There is no expiration date associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

Years ended December 31,	2012	2011	2010	2009	2008
Statement of Operations Data
Revenue	$6,956.2	$7,014.6	$6,507.3	$6,007.4	$6,938.8
Salaries and related expenses	4,391.9	4,402.1	4,117.0	3,961.2	4,342.6
Office and general expenses	1,886.0	1,925.3	1,841.6	1,704.9	2,006.5
Operating income	678.3	687.2	548.7	341.3	589.7
Provision for income taxes	213.3	190.2	171.3	90.1	156.6
Net income [1]	464.6	551.5	281.2	143.4	318.0
Net income available to IPG common stockholders [1]	435.1	520.7	271.2	93.6	265.2

Earnings per share available to IPG common stockholders:
Basic [1]	$1.01	$1.12	$0.57	$0.20	$0.57
Diluted [1]	$0.94	$0.99	$0.47	$0.19	$0.52

Weighted-average number of common shares outstanding:
Basic	432.5	465.5	473.6	468.2	461.5
Diluted	481.4	540.6	542.1	508.1	518.3

Dividends declared per common share	$0.24	$0.24	$0.00	$0.00	$0.00

Other Financial Data
Net cash provided by operating activities	$357.2	$273.5	$817.3	$540.8	$865.3
Ratios of earnings to fixed charges	3.2	3.4	2.4	1.7	2.2

As of December 31,	2012	2011	2010	2009	2008
Balance Sheet Data
Cash and cash equivalents and marketable securities	$2,590.8	$2,315.6	$2,689.4	$2,506.1	$2,274.9
Total assets	13,493.9	12,908.7	13,070.8	12,263.1	12,125.2
Total debt	2,449.5	1,769.2	1,737.0	1,946.6	2,119.7
Total liabilities	10,810.1	10,168.0	10,212.7	9,449.0	9,592.6
Preferred stock – Series B	221.5	221.5	221.5	525.0	525.0
Total stockholders’ equity	2,456.6	2,497.3	2,566.9	2,536.3	2,244.2

[1]
The years ended 2012 and 2011 include a pre-tax gain of $93.6 and $132.2, respectively, related to the sale of our holdings in Facebook. Basic and diluted earnings per share for the year ended December 31, 2012 included $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our remaining holdings in Facebook, net of tax. Basic and diluted earnings per share for the year ended December 31, 2011 included $0.27 and $0.23 per share, respectively, from the gain recorded for the sale of approximately half of our holdings in Facebook, net of tax.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2012 compared to 2011 and 2011 compared to 2010.
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

EXECUTIVE SUMMARY
During 2012, our organic revenue increase was driven by international growth, primarily from the high-growth markets of Asia Pacific and Latin America, across our marketing disciplines. Our domestic revenue decline in 2012 was due to certain client losses in 2011. We had growth in the U.S. from our integrated independent agencies and marketing services specialists. We continued to have strong demand for our digital services, which are embedded within all of our agency brands as well as at our digital specialist agencies. Our operating expenses reflected careful and effective cost management, while we continued to make disciplined investments in our agencies.
With challenging economic conditions in many markets around the world, particularly in the U.S. and Europe, marketers continue to show a degree of caution in their marketing investment. We continue to derive substantial benefit from our diversified client base, our global footprint and the broad range and strength of our professional offerings. We continued to enhance our businesses during 2012 by making investments in creative and strategic talent that emphasize our growth priorities: fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. We believe our continued investment in tools, technology and process improvements will create efficiencies in the delivery of our services. As we continue to evolve our services at a rapid pace in this complex and fragmented media environment, we believe we are well positioned for revenue growth and operating margin expansion in the upcoming years.
We continued to enhance value to our shareholders through common stock dividends, share repurchases and improvements in our balance sheet. During 2012, diluted shares decreased by 11% due to share repurchases as well as the retirement of convertible debt. Basic earnings per share available to IPG common stockholders for the years ended December 31, 2012, 2011 and 2010 were $1.01, $1.12 and $0.57 per share, respectively. Diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 were $0.94, $0.99 and $0.47 per share, respectively. Basic and diluted earnings per share for the year ended December 31, 2012 included $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our remaining holdings in Facebook, net of tax. Basic and diluted earnings per share for the year ended December 31, 2011 included $0.27 and $0.23 per share, respectively, from the gain recorded for the sale of approximately half of our holdings in Facebook, net of tax. Basic earnings per share for the year ended December 31, 2010 included a benefit of $0.05 per share from the repurchase of a portion of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock"). Diluted earnings per share for the year ended December 31, 2010 was not impacted by this benefit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present a summary of financial performance for the year ended December 31, 2012, as compared with the same periods in 2011 and 2010.

	Years ended December 31,
	2012		2011
% Increase / (Decrease)	Total	Organic	Total	Organic
Revenue	(0.8)%	0.7%	7.8%	6.1%
Salaries and related expenses	(0.2)%	0.9%	6.9%	5.1%
Office and general expenses	(2.0)%	(0.4)%	4.5%	2.9%

		Years ended December 31,
		2012	2011	2010
Operating margin		9.8%	9.8%	8.4%
Expenses as % of revenue:
Salaries and related expenses		63.1%	62.8%	63.3%
Office and general expenses		27.1%	27.4%	28.3%

Net income available to IPG common stockholders		$435.1	$520.7	$271.2

Earnings per share available to IPG common stockholders:
Basic		$1.01	$1.12	$0.57
Diluted		$0.94	$0.99	$0.47

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to changes in foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to evaluate our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitutes approximately 55% to 60% of our annual consolidated revenues. We also analyze revenue by geographic region.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during 2012 include the Brazilian Real, Euro, Indian Rupee and the South African Rand. During 2012, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a net negative impact on our 2012 consolidated results of operations. For 2012, foreign currency fluctuations resulted in net decreases of approximately 2% in revenues and operating expenses, which had no net impact on our operating margin percentage. For 2011, foreign currency fluctuations resulted in net increases of approximately 2% in revenues and operating expenses, which had no net impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For 2012, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the prior-year period. For 2011, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the prior-year period. See Note 6 to the Consolidated Financial Statements for additional information on our acquisitions.

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
As we provide services as part of our core operations, we generally incur incidental expenses, which, in practice, are commonly referred to as “out-of-pocket” expenses. These expenses often include expenses related to airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. We record the reimbursements received for such incidental expenses as revenue with a corresponding offset to office and general expense.
The determination as to whether revenue in a particular line of business should be recognized net or gross involves complex judgments. If we make these judgments differently it could significantly affect our reported results. If it were determined that

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

we must recognize a significant portion of revenues on a gross basis rather than a net basis it would positively impact revenues, have no impact on our operating income and have an adverse impact on operating margin.
We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Income or expense may also be realized in connection with differences resulting from settling vendor discount or credit liabilities that were established as part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”). In these situations, or if we release certain of these credit liabilities when the statute of limitations has lapsed, given the historical nature of these liabilities, we generally record such items as other income, net as we do not consider these to be part of current operating results.

Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of change.
We are required to evaluate the realizability of our deferred tax assets, which is primarily dependent on future earnings. A valuation allowance shall be recognized when, based on available evidence, it is “more likely than not” that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence when evaluating a decision to establish a valuation allowance. Conversely, a pattern of sustained profitability represents significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In 2012, 2011 and 2010 we recorded a net reversal of valuation allowances of $57.3, $32.9 and $2.4, respectively.
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

Goodwill and Other Intangible Assets
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2012 annual impairment testing. During 2012, our reporting unit structure changed due to the creation of a new reporting unit which had been previously included within an existing reporting unit, as well as the disposal of a reporting unit. Our annual impairment review as of October 1, 2012 did not result in an impairment charge at any of our reporting units.
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
In 2011, we adopted new authoritative guidance for goodwill which permits an entity to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying value. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance of the reporting unit, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, then the entity is required to perform the first step of a two-step quantitative impairment test to identify and measure impairment, if necessary. Otherwise, no additional testing is required.
For reporting units not included in the qualitative assessment, or for any reporting units identified in the qualitative assessment as "more likely than not" that the fair value is less than its carrying value, the first step of the quantitative impairment test is performed. For our annual impairment test, we compare the respective fair value of our reporting units' equity to the carrying value of their net assets. The first step is a comparison of the fair value of each reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the quantitative impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over its carrying value, excluding goodwill. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
For both our 2012 and 2011 annual impairment tests, we performed a qualitative impairment assessment for nine reporting units and performed the first step of a two-step quantitative impairment test for two reporting units. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2012 and 2011 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approach for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For 2012, the discount rates we used for our reporting units tested were between 13.0% and 14.0%, and the terminal value growth rate for both of our reporting units tested was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For 2012, the revenue growth rates for our reporting units used in our analysis were generally between 2.0% and 4.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
We also perform a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

the range reduces growth rates by 0.25% and increases discount rates by 0.5%, and the high end of the range increases growth rates by 0.25% and decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the quantitative impairment test.
The table below displays the goodwill midpoint of the range for each reporting unit tested in the 2012 and 2011 annual impairment tests. For 2012 and 2011, our results for the comparison between carrying value and fair value at the average fair value indicated that there were no reporting units whose fair value exceeded its carrying value by less than 20%.

	2012 Impairment Test			2011 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$450.2	>60%	A	$41.0	>205%
B	$1,090.3	>45%	B	$150.0	>25%
Additionally, we performed a sensitivity analysis and reviewed the carrying values compared to the high end and low end of the valuation range. The table below displays the range of the sensitivity analysis for each reporting unit tested in the 2012 and 2011 annual impairment tests. For 2012, using the low of the valuation range, there were no reporting units whose fair value exceeded its carrying value by less than 20%. For 2011, using the low-end of the valuation range, there was one reporting unit, with $150.0 of associated goodwill, whose fair value exceeded its carrying value by less than 20%.

	2012 Impairment Test				2011 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:		Reporting Unit	Goodwill	Fair value exceeds carrying value by:
		Low	High			Low	High
A	$450.2	>25%	>95%	A	$41.0	>170%	>240%
B	$1,090.3	>35%	>55%	B	$150.0	>15%	>35%
Based on the analysis described above, for the reporting units for which we performed the first step of the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2012, because these reporting units passed the first step of the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.

Pension and Postretirement Benefit Plans
We use various actuarial assumptions in determining our net pension and postretirement benefit costs and obligations.  Management is required to make significant judgments about a number of actuarial assumptions, including discount rates and expected returns on plan assets, which are updated annually or more frequently with the occurrence of significant events.
The discount rate is a significant assumption that impacts our net pension and postretirement benefit costs and obligations. At December 31, 2012, we determined our discount rates for our domestic pension plan, significant foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
A weighted-average discount rate of 5.00% was used in the calculation of 2012 net pension and postretirement benefit costs for the domestic pension plan, significant foreign pension plans and the domestic postretirement benefit plan. A lower discount rate would increase our net pension and postretirement benefit costs. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2012 net pension and postretirement benefit cost by approximately $1.0.
At December 31, 2012, we used a discount rate of 4.00% for the domestic pension and domestic postretirement benefit plans and a weighted-average discount rate of 4.32% for our significant foreign pension plans to measure our benefit obligations. A 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2012 benefit obligation by approximately $24.0 and $25.0, respectively.
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
For 2012, the weighted-average expected rates of return of 7.25% and 5.02% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively.  For 2013, we plan to use an expected rate of return of 7.00% and 5.23% for the domestic and significant foreign pension plans, respectively.  Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held.  A lower expected rate of return would increase our net pension cost.  A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2012 net pension cost by approximately $1.0.

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

	Year ended December 31, 2011	Components of Change			Year ended December 31, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,014.6	$(147.6)	$41.8	$47.4	$6,956.2	0.7%	(0.8)%
Domestic	3,887.7	0.0	(12.2)	(71.9)	3,803.6	(1.8)%	(2.2)%
International	3,126.9	(147.6)	54.0	119.3	3,152.6	3.8%	0.8%
United Kingdom	539.4	(7.0)	13.6	26.0	572.0	4.8%	6.0%
Continental Europe	908.9	(66.6)	4.4	(23.6)	823.1	(2.6)%	(9.4)%
Asia Pacific	741.7	(12.2)	23.9	84.7	838.1	11.4%	13.0%
Latin America	444.4	(40.2)	7.6	38.3	450.1	8.6%	1.3%
Other	492.5	(21.6)	4.5	(6.1)	469.3	(1.2)%	(4.7)%
During 2012, our revenue decreased by $58.4, or 0.8%, compared to 2011, due to an adverse foreign currency rate impact of $147.6, partially offset by an organic revenue increase of $47.4, or 0.7%, and the effect of net acquisitions of $41.8. Our organic revenue increase was primarily attributable to new client wins and net higher spending from existing clients in our international markets. We had strong growth in the Asia Pacific region, primarily in Australia, Singapore, India and China, and in the Latin America region, predominantly in Brazil. Also contributing to our international organic revenue increase was an increase in the United Kingdom, predominately due to our events marketing business, which benefited from work performed in connection with the Olympics in the third quarter. The organic revenue increase in our international markets was throughout nearly all client sectors, most notably in the retail and technology and telecom sectors, partially offset by a decrease in the consumer goods sector due to net client losses in the prior year. Our revenue decreased in the Continental Europe region, primarily in Spain and Italy, due to a continued challenging economic climate. This was partially offset by growth in Germany. In our domestic market, our organic revenue decrease was due to net client losses in the prior year, most notably in the consumer goods and technology and telecom sectors, and a decline in spending from existing clients, primarily in the retail and health care sectors. Partially offsetting this decline in the domestic market was an organic revenue increase in the auto and transportation and financial services sectors.

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
During 2011, our revenue increased by $507.3, or 7.8%, compared to 2010, primarily consisting of an organic revenue increase of $393.7, or 6.1%, and a favorable foreign currency rate impact of $122.2. Our organic revenue increase was primarily attributable to net higher spending from existing clients across all major client sectors and throughout nearly all geographic regions, led by the domestic market. The sectors that primarily contributed to our organic revenue increase were technology and telecom and auto and transportation. In the international markets, the most notable organic revenue increases occurred in the Latin America region, primarily in Brazil, in the Asia Pacific region, primarily in China and India, and, to a lesser extent, in the United Kingdom. The Continental Europe region was essentially flat as results varied by European country due to a challenging economic climate in the region.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2012		2011		2010
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$4,391.9	63.1%	$4,402.1	62.8%	$4,117.0	63.3%
Office and general expenses	1,886.0	27.1%	1,925.3	27.4%	1,841.6	28.3%
Total operating expenses	$6,277.9		$6,327.4		$5,958.6
Operating income	$678.3	9.8%	$687.2	9.8%	$548.7	8.4%

Salaries and Related Expenses
Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive awards, costs for temporary workers and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of the hiring of personnel to support revenue growth and changes in the performance levels and types of employee incentive awards. Additionally, we may take severance actions in areas where we have or anticipate decreases in operating performance. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price, actual results, and changes to our projected results, which could impact the achievement of certain performance targets.

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2011 - 2012	$4,402.1	$(85.6)	$34.5	$40.9	$4,391.9	0.9%	(0.2)%
2010 - 2011	4,117.0	74.9	1.1	209.1	4,402.1	5.1%	6.9%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in 2012 to 63.1% from 62.8% in 2011. Salaries and related expenses in 2012 decreased by $10.2 compared to 2011, due to a favorable foreign currency rate impact of $85.6, partially offset by an organic increase of $40.9 and the effect of net acquisitions of $34.5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The organic increase was primarily due to an increase in base salaries, benefits and temporary help of $96.4, primarily attributable to increases in our workforce in international regions, most notably in the Asia Pacific and Latin America regions, and businesses where we had revenue growth, as well as modest wage increases. Our workforce decreased in regions and businesses where we had revenue declines as we have been disciplined in managing our workforce. Partially offsetting this organic increase was a reduction in incentive award expense of $51.1, resulting from lower financial performance compared to targets.
Our staff cost ratio decreased in 2011 to 62.8% from 63.3% in 2010. Salaries and related expenses in 2011 increased by $285.1 compared to 2010, primarily consisting of an organic increase of $209.1 and an adverse foreign currency rate impact of $74.9. The organic increase of 5.1% was lower than our organic revenue increase of 6.1% due to our cost discipline during the year. The organic increase was primarily attributable to increases in our workforce to support business growth, resulting in an increase in base salaries, benefits and temporary help of $189.4. Hiring began in 2010 and sequentially decreased by quarter through 2011. Also contributing to the organic increase, but to a lesser extent, was higher incentive award expense primarily due to continued improvement in operating results in 2011. The organic increase occurred across all regions, primarily in our domestic market.

The following table details our staff cost ratio.

	Years ended December 31,
	2012	2011	2010
Salaries and related expenses	63.1%	62.8%	63.3%
Base salaries, benefits and tax	52.2%	50.9%	51.3%
Incentive expense	3.0%	3.7%	3.8%
Severance expense	1.3%	1.5%	1.5%
Temporary help	3.6%	3.6%	3.5%
All other salaries and related expenses	3.0%	3.1%	3.2%

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

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2011 - 2012	$1,925.3	$(40.7)	$8.4	$(7.0)	$1,886.0	(0.4)%	(2.0)%
2010 - 2011	1,841.6	34.3	(4.9)	54.3	1,925.3	2.9%	4.5%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in 2012 to 27.1% from 27.4% in 2011. Office and general expenses in 2012 decreased by $39.3 compared to 2011, due to a favorable foreign currency rate impact of $40.7 and an organic decrease of $7.0, partially offset by the effect of net acquisitions of $8.4. The organic decrease was primarily attributable to lower occupancy costs, as we continue to find efficiencies in our real estate portfolio, and professional fees. The organic decrease was partially offset by higher production expenses in our international markets, most notably in the Asia Pacific region and in the United Kingdom, related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that increased in size or were new during 2012.
Our office and general expense ratio decreased in 2011 to 27.4% from 28.3% in 2010. Office and general expenses in 2011 increased by $83.7 compared to 2010, primarily consisting of an organic increase of $54.3 and an adverse foreign currency rate impact of $34.3. The organic increase was primarily attributable to continued business growth in 2011, which resulted in higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during 2011. Also contributing to the organic increase, but to a lesser extent, was higher discretionary spending to support business growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses), restructuring and other reorganization-related charges (reversals), long-lived asset impairment and other expenses.

	Years ended December 31,
	2012	2011	2010
Office and general expenses	27.1%	27.4%	28.3%
Professional fees	1.7%	1.8%	1.9%
Occupancy expense (excluding depreciation and amortization)	7.0%	7.2%	7.7%
Travel & entertainment, office supplies and telecommunications	3.6%	3.6%	3.7%
All other office and general expenses	14.8%	14.8%	15.0%

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2012	2011	2010
Cash interest on debt obligations	$(130.6)	$(138.9)	$(139.8)
Non-cash interest	(2.9)	2.1	0.1
Interest expense	(133.5)	(136.8)	(139.7)
Interest income	29.5	37.8	28.7
Net interest expense	(104.0)	(99.0)	(111.0)
Other income, net	100.5	150.2	12.9
Total (expenses) and other income	$(3.5)	$51.2	$(98.1)
Net Interest Expense
For 2012, net interest expense increased by $5.0 as compared to 2011, primarily due to an increase in non-cash interest expense. Non-cash interest expense increased since the premium associated with our 4.25% Convertible Senior Notes due 2023 (the "4.25% Notes"), which we retired in March 2012, was fully amortized. Cash interest expense decreased primarily due to the retirement of our 4.25% Notes, which was offset by lower interest income, primarily in the United States due to lower cash balances.
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

Other Income, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2012	2011	2010
Gains on sales of businesses and investments	$88.2	$125.9	$4.3
Vendor discounts and credit adjustments	15.3	19.4	12.7
Other (expense) income, net	(3.0)	4.9	(4.1)
Total other income, net	$100.5	$150.2	$12.9
Sales of Businesses and Investments – This item primarily includes realized gains and losses relating to the sales of businesses and investments, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2012, we received net proceeds of $94.8 from the sale of our remaining holdings in Facebook and recorded a pre-tax gain of $93.6. Additionally, we recognized a gain relating to the sale of a business in an international market within our Constituency Management Group ("CMG") segment, which was partially offset by losses recognized relating to the sale of a business in an international market and the sale of a business in the domestic market within our Integrated Agency Networks ("IAN") segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year. During 2011, we received net proceeds of $133.5 from the sale of approximately half of our holdings in Facebook and recorded a pre-tax gain of $132.2. Additionally, we recognized a loss relating to the sale of a business in the domestic market within our IAN segment. During 2010, we recognized a gain relating

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

to the sale of a business in the domestic market within our CMG segment, which was partially offset by a loss recognized relating to the sale of one our European businesses within our IAN segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Years ended December 31,
	2012	2011	2010
Income before income taxes	$674.8	$738.4	$450.6
Provision for income taxes	$213.3	$190.2	$171.3
Effective income tax rate	31.6%	25.8%	38.0%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2012, our effective income tax rate of 31.6% was positively impacted by the reversals of valuation allowances associated with the Asia Pacific and Continental Europe regions, of $26.2 and $21.8, respectively, as well as by a benefit derived from the deduction of foreign tax credits that previously had a full valuation allowance. Our effective income tax rate was negatively impacted by an adjustment of $19.5 associated with the establishment of a previously unrecorded reserve for a tax contingency for the years 2007 through 2010, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and state and local income taxes, net of federal income tax benefit.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "Act") was signed into law and is effective in the first quarter of 2013.  The Act contains various provisions which should be beneficial to the Company, and while we continue to assess the current and future impact of this Act, we do not expect it to have a material impact to our effective or cash tax rates in the near future.
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
See Note 8 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2012, 2011 and 2010 were $1.01, $1.12 and $0.57 per share, respectively. Diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 were $0.94, $0.99 and $0.47 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2012 included $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our remaining holdings in Facebook. Basic and diluted earnings per share for the year ended December 31, 2011 included $0.27 and $0.23 per share, respectively, from the gain recorded for the sale of approximately half of our holdings in Facebook. Basic earnings per share for the year ended December 31, 2010 included a benefit of $0.05 per share from the repurchase of a portion of our Series B Preferred Stock. Diluted earnings per share for the year ended December 31, 2010 was not impacted by this benefit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Segment Results of Operations
As discussed in Note 13 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2012: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
REVENUE

	Year ended December 31, 2011	Components of Change			Year ended December 31, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,891.8	$(138.7)	$19.8	$(44.4)	$5,728.5	(0.8)%	(2.8)%
Domestic	3,131.0	0.0	(12.2)	(98.0)	3,020.8	(3.1)%	(3.5)%
International	2,760.8	(138.7)	32.0	53.6	2,707.7	1.9%	(1.9)%
During 2012, IAN revenue decreased by $163.3 compared to 2011, due to an adverse foreign currency rate impact of $138.7 and an organic revenue decrease of $44.4, partially offset by the effect of net acquisitions of $19.8. The organic revenue decrease was attributable to a decline in our domestic market due to net client losses in the prior year, most notably in the consumer goods and technology and telecom sectors, and a decline in spending from existing clients, primarily in the health care and retail sectors. Partially offsetting this decline in the domestic market were increases in the auto and transportation and financial services sectors. In our international markets, our organic revenue increase was primarily attributable to net client wins and net higher spending from existing clients throughout nearly all client sectors, most notably in the Asia Pacific region, primarily in Australia and India, and in the Latin America region, predominantly in Brazil. The sectors primarily contributing to the international organic revenue increase were the retail and technology and telecom sectors, which was partially offset by a decrease in the consumer goods sector. The international organic revenue increase was partially offset by an organic revenue decrease in the Continental Europe region, primarily due to a continued challenging economic climate.

	Year ended December 31, 2010	Components of Change			Year ended December 31, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,468.4	$106.9	$24.7	$291.8	$5,891.8	5.3%	7.7%
Domestic	2,977.9	0.0	(11.7)	164.8	3,131.0	5.5%	5.1%
International	2,490.5	106.9	36.4	127.0	2,760.8	5.1%	10.9%
During 2011, IAN revenue increased by $423.4 compared to 2010, primarily consisting of an organic revenue increase of $291.8 and a favorable foreign currency rate impact of $106.9. The increase in revenue at our IAN segment represented approximately 74% of the total organic revenue increase. The organic revenue increase was primarily attributable to net higher spending from existing clients in all major client sectors, across our advertising and media businesses and in nearly all geographic regions, led by the domestic market. The sectors which primarily contributed to the organic revenue increase were technology and telecom and, to a lesser extent, auto and transportation. The international organic increase occurred predominantly in the Latin America region, primarily in Brazil, and in the Asia Pacific region, primarily in India and China. The international organic revenue increase was partially offset by an organic revenue decrease in the Continental Europe region, which was impacted by a challenging economic climate in the region.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Segment operating income	$701.1	$728.0	$615.2	(3.7)%	18.3%
Operating margin	12.2%	12.4%	11.3%

Operating income decreased during 2012 when compared to 2011 due to a decrease in revenue of $163.3, partially offset by decreases in salaries and related expenses of $69.9 and office and general expenses of $66.5. The decrease in salaries and related expenses was primarily due to a reduction in incentive award expense resulting from lower financial performance compared to targets and, to a lesser extent, lower severance expense. The decrease in office and general expenses was primarily attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during 2012, lower occupancy costs and, to a lesser extent, lower professional fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Operating income increased during 2011 when compared to 2010 due to an increase in revenue of $423.4, partially offset by increases in salaries and related expenses of $238.7 and office and general expenses of $71.9. The increase in salaries and related expenses was primarily attributable to increases in our workforce to support business growth, which resulted in an increase in base salaries, benefits and temporary help across nearly all agencies within IAN. Hiring began in 2010 and sequentially decreased by quarter through 2011. Office and general expenses increased primarily due to an increase in occupancy costs and, to a lesser extent, higher discretionary spending and higher production expenses due to business growth.

CMG
REVENUE

	Year ended December 31, 2011	Components of Change			Year ended December 31, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,122.8	$(8.9)	$22.0	$91.8	$1,227.7	8.2%	9.3%
Domestic	756.7	0.0	0.0	26.1	782.8	3.4%	3.4%
International	366.1	(8.9)	22.0	65.7	444.9	17.9%	21.5%
During 2012, CMG revenue increased by $104.9 compared to 2011, primarily consisting of an organic revenue increase of $91.8. The organic revenue increase was primarily due to net client wins and net higher spending from existing clients across all disciplines, primarily in our events marketing and public relations businesses. The international organic revenue increase occurred throughout nearly all regions, primarily in the Asia Pacific region, most notably in Australia, Singapore and China, and in the United Kingdom, where our events marketing business benefited from work performed for the Olympics in the third quarter. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete. The domestic organic revenue increase was primarily due to growth in our public relations and sports marketing businesses.

	Year ended December 31, 2010	Components of Change			Year ended December 31, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,038.9	$15.3	$(33.3)	$101.9	$1,122.8	9.8%	8.1%
Domestic	732.0	0.0	(37.1)	61.8	756.7	8.4%	3.4%
International	306.9	15.3	3.8	40.1	366.1	13.1%	19.3%
During 2011, CMG revenue increased by $83.9 compared to 2010, due to an organic revenue increase of $101.9 and a favorable foreign currency rate impact of $15.3, partially offset by the effect of net divestitures of $33.3. The organic revenue increase was primarily due to higher spending from existing clients and net client wins which occurred in most disciplines, primarily in our public relations and events marketing businesses, in both our domestic and international markets. The international organic revenue increase was most significant in the Asia Pacific region, primarily in China and Australia, and in the United Kingdom. The organic revenue increase includes higher revenue related to certain projects where we act as principal, primarily in our events marketing business. The reduction in revenue due to net divestitures primarily relates to the sale of a business in our domestic market in the fourth quarter of 2010.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Segment operating income	$114.5	$101.2	$78.8	13.1%	28.4%
Operating margin	9.3%	9.0%	7.6%
Operating income increased during 2012 when compared to 2011 due to an increase in revenue of $104.9, partially offset by increases in salaries and related expenses of $51.2 and office and general expenses of $40.4. The increase in salaries and related expenses was primarily attributable to increases in our workforce across all disciplines to support business growth, which resulted in an increase in base salaries and benefits. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Operating income increased during 2011 when compared to 2010 due to an increase in revenue of $83.9, partially offset by increases in salaries and related expenses of $35.6 and office and general expenses of $25.9. Salaries and related expenses increased across all disciplines primarily due to business growth, which resulted in an increase in base salaries, benefits and temporary help. Office and general expenses increased primarily due to higher production expenses associated with business growth.

CORPORATE AND OTHER
Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses, shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses decreased during 2012 by $4.7 to $137.3 compared to 2011, primarily due to lower office and general expenses, partially offset by an increase in temporary help to support our information-technology system-upgrade initiatives.
Corporate and other expenses decreased slightly during 2011 by $3.3 to $142.0 compared to 2010, primarily due to lower occupancy costs, partially offset by an increase in temporary help and severance expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2012	2011	2010
Net income, adjusted to reconcile net income to net cash provided by operating activities [1]	$697.2	$735.7	$566.9
Net cash (used in) provided by working capital [2]	(293.2)	(359.4)	263.2
Changes in other non-current assets and liabilities using cash	(46.8)	(102.8)	(12.8)
Net cash provided by operating activities	$357.2	$273.5	$817.3
Net cash used in investing activities	(210.2)	(58.8)	(108.5)
Net cash provided by (used in) financing activities	131.3	(541.0)	(547.7)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, deferred income taxes and gain on sale of an investment.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

	December 31,
Balance Sheet Data	2012	2011
Cash, cash equivalents and marketable securities	$2,590.8	$2,315.6

Short-term borrowings	$172.1	$153.5
Current portion of long-term debt	216.6	404.8
Long-term debt	2,060.8	1,210.9
Total debt	$2,449.5	$1,769.2

Operating Activities
Net cash provided by operating activities during 2012 was $357.2, which is an increase of $83.7 as compared to 2011, primarily as a result of a decrease in working capital usage of $66.2. The net working capital usage in 2012 was primarily impacted by our media businesses.
Net cash provided by operating activities during 2011 was $273.5, which was a decrease of $543.8 as compared to 2010, primarily as a result of a use of cash from working capital in 2011 of $359.4 as compared to a generation of cash in 2010 of $263.2. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. In the fourth quarter of 2010, we had significant cash generation from working capital, primarily due to a high rate of growth in our media businesses, which resulted in comparable working capital usage in the first quarter of 2011.  Our net working capital usage in 2011 was also impacted by slower growth in those same businesses compared to the prior year.
The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients. To the extent possible we pay production and media charges after we have received funds from our clients. The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers.
Our accrued liabilities are also affected by the timing of certain other payments. For example, while annual cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Investing Activities
Net cash used in investing activities during 2012 primarily relates to payments for capital expenditures and acquisitions, partially offset by the net proceeds of $94.8 received from the sale of our remaining holdings in Facebook. Capital expenditures of $169.2 relate primarily to computer software and hardware, and leasehold improvements. Capital expenditures increased in 2012 compared to the prior year, primarily due to an increase in leasehold improvements made during the year. Payments for acquisitions of $145.5 primarily relate to payments for new acquisitions.
Net cash used in investing activities during 2011 primarily relates to payments for capital expenditures and acquisitions, partially offset by the net proceeds of $133.5 received from the sale of approximately half of our holdings in Facebook. Capital expenditures of $140.3 relate primarily to computer software and hardware, and leasehold improvements. Capital expenditures increased in 2011 compared to the prior year, primarily due to an increase in leasehold improvements made during the year. Payments for acquisitions of $63.1 relate to new acquisitions and deferred payments on prior acquisitions.

Financing Activities
Net cash provided by financing activities during 2012 primarily reflects net proceeds from our debt transactions. We issued $300.0 in aggregate principal amount of 2.25% Senior Notes due 2017 (the "2.25% Notes"), $500.0 in aggregate principal amount of 3.75% Senior Notes due 2023 (the "3.75% Notes") and $250.0 in aggregate principal amount of 4.00% Senior Notes due 2022 (the "4.00% Notes"). The proceeds from the issuance of the 4.00% Notes were applied towards the repurchase and redemption of $399.6 in aggregate principal amount of our 4.25% Notes. We intend to apply the net proceeds from the sale of the 2.25% and 3.75% Notes towards the redemption of our $200.0 in aggregate principal amount of our 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") and our $600.0 in aggregate principal amount of our 10.00% Senior Notes due 2017 (the "10.00% Notes"). Offsetting the net proceeds from our debt transactions was the repurchase of 32.7 shares of our common stock for an aggregate cost of $350.5, including fees, and dividend payments of $103.4 on our common stock.
Net cash used in financing activities during 2011 primarily relates to the repurchase of 41.7 shares of our common stock for an aggregate cost of $400.8, including fees. Additionally, net cash used in financing activities includes dividend payments of $111.1 on our common stock and acquisition-related payments of $71.5, for equity transactions in consolidated subsidiaries where we increased our ownership interests.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $6.2 in 2012. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Brazilian Real and South African Rand, offset by the U.S. Dollar being weaker than other foreign currencies, including the Australian Dollar, British Pound and the Euro, as of December 31, 2012 compared to December 31, 2011.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Notable funding requirements include:

•
Debt service – During 2012, we retired $400.0 in aggregate principal amount of our 4.25% Notes. On February 13, 2013, we announced we would exercise our option to redeem all outstanding 4.75% Notes for cash on March 15, 2013, unless holders of the 4.75% Notes elect to convert their notes into common stock prior to the redemption date. See Note 17 to the Consolidated Financial Statements for further information. We also have the option to redeem the $600.0 10.00% Notes at par plus a "make-whole" amount and accrued and unpaid interest at any time prior to July 15, 2013, and at 105% of their principal amount plus accrued and unpaid interest at any time on or after that date. We intend to apply the net proceeds we received from the issuance of our 2.25% and 3.75% Notes, which we issued in the fourth quarter of 2012, towards funding the payment of any purchase or redemption in 2013. The remainder of our debt is primarily long-term, with maturities scheduled through 2031. See the table below for the maturity schedule of our long-term debt.

•
Acquisitions – We paid cash of $142.0, which was net of cash acquired of $14.8, for acquisitions completed in 2012. We also paid cash of $43.8 related to prior year acquisitions, of which $3.2 was charged as operating expense. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $26.0 in 2013 related to prior-year acquisitions. We may also be required to pay approximately $15.0 in 2013 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – During 2012, we paid cash dividends of $0.24 per share on our common stock, which corresponded to an aggregate dividend payment of $103.4. On February 22, 2013, we announced that our Board of Directors (the “Board”) had declared a common stock cash dividend of $0.075 per share, payable on March 25, 2013 to holders of record as of the close of business on March 11, 2013. Assuming a quarterly dividend of $0.075 per share and no significant change in the number of outstanding shares as of December 31, 2012, we expect to pay approximately $125.0 in 2013. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During 2012, we contributed $5.6 and $17.7 of cash to our domestic and foreign pension plans, respectively. For 2013, we expect to contribute approximately $1.0 and $19.0 of cash to our domestic and foreign pension plans, respectively.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2012 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2013	2014	2015	2016	2017
Long-term debt [1]	$16.1	$350.0	$0.1	$0.1	$922.6	$950.0	$2,238.9
Interest payments on long-term debt [1]	127.3	130.4	108.5	106.5	105.0	209.8	787.5
Non-cancelable operating lease obligations [2]	282.2	261.1	236.1	198.2	163.6	675.5	1,816.7
Contingent acquisition payments [3]	46.5	56.2	42.6	52.1	21.1	12.6	231.1
Uncertain tax positions	4.5	46.4	45.8	25.4	56.6	15.9	194.6
Total	$476.6	$844.1	$433.1	$382.3	$1,268.9	$1,863.8	$5,268.8

[1]
Amounts represent maturity at par and interest payments based on contractual obligations. On February 13, 2013, we announced that we would exercise our option to redeem all outstanding 4.75% Notes for cash on March 15, 2013, unless holders of the 4.75% Notes elect to convert their notes into common stock prior to the redemption date. We also have the option to redeem the $600.0 10.00% Notes at par plus a "make-whole" amount and accrued and unpaid interest at any time prior to July 15, 2013, and at 105% of their principal amount plus accrued and unpaid interest at any time on or after that date. The interest payments on long-term debt noted above is expected to decrease related to the retirement of any notes in 2013.

[2]	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.

[3]
We have structured certain acquisitions with additional contingent purchase price obligations based on the future performance of the acquired entity. See Note 6 and Note 14 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Share Repurchase Program
In February 2011, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2011 share repurchase program"). In August 2011, the Board authorized an increase in the amount available under our 2011 share repurchase program up to $450.0, excluding fees, of our common stock, as a result of the sale of approximately half of our holdings in Facebook.In February 2012, our Board authorized a program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In November 2012, the Board authorized an increase in the amount available under our 2012 share repurchase program up to $400.0, excluding fees, of our common stock, as a result of the sale of our remaining holdings in Facebook. On February 22, 2013, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the 2012 share repurchase program. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements. Any repurchases pursuant to our exercise of our capped call options will not count against the limits established under our share repurchase programs. See "--Financing and Sources of Funds--Capped Call" below. There is no expiration date associated with the share repurchase programs. As of December 31, 2012, $100.0 remains available for repurchase under the 2012 share repurchase program. We completed the 2011 share repurchase program in the first quarter of 2012.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	December 31, 2012
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$2,590.8
Committed credit agreement	$1,000.0	$0.0	$15.1	$984.9
Uncommitted credit arrangements	$317.2	$172.1	$3.3	$141.8

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit historically have not been drawn upon.

At December 31, 2012, we held $883.5 of cash, cash equivalents and marketable securities in foreign subsidiaries. We have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries because we consider such earnings to be permanently reinvested outside the United States. If in the future we distribute these amounts to the United States, an additional provision for the U.S. income and foreign withholding taxes, net of foreign tax credits, could be necessary.

Credit Facilities
We maintain a committed corporate credit facility to increase our financial flexibility (the "Credit Agreement"). The Credit Agreement is a revolving facility expiring May 31, 2016, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. We use our Credit Agreement to provide letters of credit primarily to support obligations of our subsidiaries.
The Credit Agreement includes covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries and limit subsidiary debt. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. In November 2012, we entered into an amendment to our Credit Agreement, which modified the definition of “Total Debt” in the Credit Agreement to disregard until August 15, 2013 the $300.0 in aggregate principal amount of the 2.25% Notes and the $500.0 in aggregate principal amount of the 3.75% Notes that we issued in November 2012, subject to the reduction of this disregarded amount by the amount of any reductions in the outstanding aggregate principal amount of the 4.75% Notes or the 10.00% Notes. As a result of this amendment, these notes will have no impact on our financial covenants in the Credit Agreement until August 15, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The table below sets forth the financial covenants in effect as of December 31, 2012.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	December 31, 2012	EBITDA Reconciliation	December 31, 2012
Interest coverage ratio (not less than)	5.00x	Operating income	$678.3
Actual interest coverage ratio	7.81x	Add:
		Depreciation and amortization	192.2
Leverage ratio (not greater than)	2.75x	Other non-cash amounts	0.2
Actual leverage ratio	1.89x	EBITDA [1]	$870.7

[1]	EBITDA is calculated as defined in the Credit Agreement.
As of December 31, 2012, we were in compliance with all of our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.
We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2012 and 2011 was approximately 4.0% and 5.0%, respectively.

Capped Call
In November 2010, we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes are convertible.  The strike price and cap price related to the capped call options are listed below.

	December 31,
	2012	2011	2010
Strike price	$11.86	$12.13	$12.42
Cap price	$17.43	$17.83	$18.26
During 2012 and 2011, the strike price and cap price related to the capped call options were adjusted due to the payment of cash dividends on our common stock. As of December 31, 2012, the options give us the right to purchase up to 16.9 shares of our common stock at the strike price, except that the net proceeds of exercising the options will not exceed the difference between $17.43 and $11.86.  Subject to certain limitations, we may elect settlement of the options to occur in cash or in shares. The options will expire on April 2, 2013. Our capped call transaction meets the definition of an off-balance sheet arrangement per Regulation S-K Item 303(a)(4).

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts on the net balance for all the agencies up to an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2012 and 2011 the amounts netted were $1,166.3 and $1,106.6, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of February 13, 2013 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Positive	Stable
We are investment-grade rated by both Moody's Investor Services ("Moody's") and Fitch Ratings. The most recent update to our credit ratings occurred in February 2012, when Standard & Poor's placed our credit rating on positive credit watch. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 93% and 91% as of December 31, 2012 and 2011, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2012	$(27.5)	$28.4
2011	(7.4)	7.7
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. During 2012, we entered into and exited forward-starting interest rate swap agreements to effectively lock in the benchmark rate related to our 3.75% Senior Notes due 2023, which we issued in November 2012. We do not have any interest rate swaps outstanding as of December 31, 2012.
We had $2,590.8 of cash, cash equivalents and marketable securities as of December 31, 2012 that we generally invest in conservative, short-term investment-grade securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2012 and 2011, we had interest income of $29.5 and $37.8, respectively. Based on our 2012 results, a 100 basis point increase or decrease in interest rates would affect our interest income by approximately $26.0, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2012 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The primary foreign currencies that impacted our results during 2012 were the Brazilian Real, Euro, Indian Rupee and the South African Rand. Based on 2012 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase between 3% and 5%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2012 levels.
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in their functional currency, mitigating transaction risk. However, certain subsidiaries may enter into transactions in currencies other than their functional currency. Assets and liabilities denominated in currencies other than the functional currency are susceptible to movements in foreign currency until final settlement. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates.
We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country would be changed to our reporting currency, the U.S. Dollar, and foreign exchange gains or losses would be recognized on all monetary transactions, assets and liabilities denominated in currencies other than the U.S. Dollar until the currency is no longer considered highly inflationary. Our Venezuela agencies transitioned to inflationary accounting on January 1, 2010, and as a result, we recorded a foreign exchange translation loss of approximately $5.0 in 2010. This charge was recorded in office and general expenses within the Consolidated

Statements of Operations. In 2010, we re-measured our local non-monetary transactions, assets and liabilities using the exchange rate of 4.3 Venezuelan Bolivares Fuertes per U.S. Dollar. Subsequent to the currency re-measurement, this devaluation did not have a material impact to our Consolidated Financial Statements as we do not have significant operations in Venezuela.

Credit and Market Risks
Balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable and expenditures billable to clients. We invest our cash primarily in investment-grade, short-term securities and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with respect to accounts receivable are mitigated by our large number of clients and their dispersion across different industries and geographic areas. We perform ongoing credit evaluations on a large number of our clients and maintain an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Comprehensive Income, of Cash Flows, and of Stockholders' Equity present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, (“the Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 22, 2013

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2012	2011	2010
REVENUE	$6,956.2	$7,014.6	$6,507.3

OPERATING EXPENSES:
Salaries and related expenses	4,391.9	4,402.1	4,117.0
Office and general expenses	1,886.0	1,925.3	1,841.6
Total operating expenses	6,277.9	6,327.4	5,958.6

OPERATING INCOME	678.3	687.2	548.7

EXPENSES AND OTHER INCOME:
Interest expense	(133.5)	(136.8)	(139.7)
Interest income	29.5	37.8	28.7
Other income, net	100.5	150.2	12.9
Total (expenses) and other income	(3.5)	51.2	(98.1)

Income before income taxes	674.8	738.4	450.6
Provision for income taxes	213.3	190.2	171.3
Income of consolidated companies	461.5	548.2	279.3
Equity in net income of unconsolidated affiliates	3.1	3.3	1.9
NET INCOME	464.6	551.5	281.2
Net income attributable to noncontrolling interests	(17.9)	(19.2)	(20.1)
NET INCOME ATTRIBUTABLE TO IPG	446.7	532.3	261.1
Dividends on preferred stock	(11.6)	(11.6)	(15.6)
Benefit from preferred stock repurchased	0.0	0.0	25.7
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$435.1	$520.7	$271.2

Earnings per share available to IPG common stockholders:
Basic	$1.01	$1.12	$0.57
Diluted	$0.94	$0.99	$0.47

Weighted-average number of common shares outstanding:
Basic	432.5	465.5	473.6
Diluted	481.4	540.6	542.1

Dividends declared per common share	$0.24	$0.24	$0.00

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2012	2011	2010
NET INCOME	$464.6	$551.5	$281.2

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	9.7	(92.1)	35.9

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.4	(0.1)	0.5
Less: recognition of previously unrealized losses (gains) included in net income	0.7	0.3	(0.2)
Income tax effect	(0.5)	0.0	0.1
	0.6	0.2	0.4

Derivative instruments:
Changes in fair value of derivative instruments	(21.9)	0.0	0.0
Less: recognition of previously unrealized losses included in net income	0.3	0.0	0.0
Income tax effect	8.9	0.0	0.0
	(12.7)	0.0	0.0

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(67.9)	(25.7)	18.1
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	7.7	7.5	10.8
Less: settlement and curtailment losses included in net income	0.7	0.0	1.4
Other	(3.4)	2.4	(1.6)
Income tax effect	1.9	(1.5)	(5.5)
	(61.0)	(17.3)	23.2

Other comprehensive (loss) income, net of tax	(63.4)	(109.2)	59.5
TOTAL COMPREHENSIVE INCOME	401.2	442.3	340.7
Less: comprehensive income attributable to noncontrolling interest	16.8	16.7	22.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$384.4	$425.6	$318.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$2,574.8	$2,302.7
Marketable securities	16.0	12.9
Accounts receivable, net of allowance of $59.0 and $55.4	4,496.6	4,425.4
Expenditures billable to clients	1,318.8	1,247.2
Other current assets	332.1	364.0
Total current assets	8,738.3	8,352.2
Furniture, equipment and leasehold improvements, net	504.8	459.8
Deferred income taxes	160.5	181.2
Goodwill	3,580.6	3,444.3
Other non-current assets	509.7	471.2
TOTAL ASSETS	$13,493.9	$12,908.7

LIABILITIES:
Accounts payable	$6,584.8	$6,647.2
Accrued liabilities	728.2	830.0
Short-term borrowings	172.1	153.5
Current portion of long-term debt	216.6	404.8
Total current liabilities	7,701.7	8,035.5
Long-term debt	2,060.8	1,210.9
Deferred compensation	489.0	440.3
Other non-current liabilities	558.6	481.3
TOTAL LIABILITIES	10,810.1	10,168.0

Commitments and contingencies (see Note 14)
Redeemable noncontrolling interests (see Note 6)	227.2	243.4

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 Series B shares issued and outstanding: 2012 – 0.2; 2011 – 0.2	221.5	221.5
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2012 – 492.1; 2011 – 491.4 shares outstanding: 2012 – 417.5; 2011 – 449.5	48.8	48.2
Additional paid-in capital	2,465.4	2,427.5
Retained earnings	738.3	405.1
Accumulated other comprehensive loss, net of tax	(288.0)	(225.7)
	3,186.0	2,876.6
Less: Treasury stock, at cost: 2012 - 74.6 shares; 2011 - 41.9 shares	(765.4)	(414.9)
Total IPG stockholders’ equity	2,420.6	2,461.7
Noncontrolling interests	36.0	35.6
TOTAL STOCKHOLDERS’ EQUITY	2,456.6	2,497.3
TOTAL LIABILITIES AND EQUITY	$13,493.9	$12,908.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$464.6	$551.5	$281.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	147.7	150.9	148.4
Provision for uncollectible receivables	16.3	10.4	10.7
Amortization of restricted stock and other non-cash compensation	44.5	51.7	50.0
Net amortization of bond discounts (premiums) and deferred financing costs	1.8	(8.7)	(4.4)
Deferred income tax provision	103.6	83.9	56.0
Gain on sale of an investment	(93.6)	(132.2)	0.0
Other	12.3	28.2	25.0
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	(44.7)	(219.2)	(547.6)
Expenditures billable to clients	(73.8)	(39.2)	(122.8)
Other current assets	3.5	(42.0)	(0.2)
Accounts payable	(120.4)	(62.9)	867.4
Accrued liabilities	(57.8)	3.9	66.4
Other non-current assets and liabilities	(46.8)	(102.8)	(12.8)
Net cash provided by operating activities	357.2	273.5	817.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(169.2)	(140.3)	(96.3)
Acquisitions, including deferred payments, net of cash acquired	(145.5)	(63.1)	(61.9)
Proceeds from the sale of an investment	94.8	133.5	0.0
Other investing activities	9.7	11.1	49.7
Net cash used in investing activities	(210.2)	(58.8)	(108.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,044.6	0.0	0.0
Purchase of long-term debt	(401.5)	(38.9)	(217.3)
Repurchase of common stock	(350.5)	(400.8)	0.0
Common stock dividends	(103.4)	(111.1)	0.0
Repurchase of preferred stock	0.0	0.0	(265.9)
Acquisition-related payments	(37.1)	(71.5)	(29.5)
Distributions to noncontrolling interests	(17.0)	(23.0)	(21.5)
Preferred stock dividends	(11.6)	(11.6)	(19.6)
Net increase in short term bank borrowings	12.6	42.5	17.4
Other financing activities	(4.8)	73.4	(11.3)
Net cash provided by (used in) financing activities	131.3	(541.0)	(547.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.2)	(46.7)	19.4
Net increase (decrease) in cash and cash equivalents	272.1	(373.0)	180.5
Cash and cash equivalents at beginning of period	2,302.7	2,675.7	2,495.2
Cash and cash equivalents at end of period	$2,574.8	$2,302.7	$2,675.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3
Net income					261.1			261.1	20.1	281.2
Other comprehensive income						57.6		57.6	1.9	59.5
Reclassifications related to redeemable noncontrolling interests				3.5				3.5	(1.5)	2.0
Noncontrolling interest transactions				(28.1)				(28.1)	0.2	(27.9)
Distributions to noncontrolling interests									(21.5)	(21.5)
Change in redemption value of redeemable noncontrolling interests				(11.0)				(11.0)		(11.0)
Repurchase of preferred stock	(303.5)			35.9				(267.6)		(267.6)
Capped call transaction costs				(22.8)				(22.8)		(22.8)
Preferred stock dividends				(15.6)				(15.6)		(15.6)
Stock-based compensation		2.7	0.4	55.4				55.8		55.8
Shares withheld for taxes		(0.2)	(0.1)	(11.8)				(11.9)		(11.9)
Tax effect from stock-based compensation				4.5				4.5		4.5
Other		0.5	0.1	5.8			(0.1)	5.8	0.1	5.9
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
Net income					532.3			532.3	19.2	551.5
Other comprehensive loss						(106.7)		(106.7)	(2.5)	(109.2)
Reclassifications related to redeemable noncontrolling interests				2.7				2.7	7.7	10.4
Noncontrolling interest transactions				0.4	0.6			1.0	(2.6)	(1.6)
Distributions to noncontrolling interests									(23.0)	(23.0)
Change in redemption value of redeemable noncontrolling interests				(10.6)	(3.5)			(14.1)		(14.1)
Repurchase of common stock							(400.8)	(400.8)		(400.8)
Common stock dividends				(56.8)	(54.3)			(111.1)		(111.1)
Preferred stock dividends				(5.8)	(5.8)			(11.6)		(11.6)
Stock-based compensation		1.5	0.8	47.9				48.7		48.7
Exercise of stock options		1.3	0.1	11.9				12.0		12.0
Shares withheld for taxes		(0.9)	(0.2)	(26.8)				(27.0)		(27.0)
Tax effect from stock-based compensation				8.4				8.4		8.4
Other				(0.6)	(0.5)			(1.1)	(1.1)	(2.2)
Balance at December 31, 2011	$221.5	491.4	$48.2	$2,427.5	$405.1	$(225.7)	$(414.9)	$2,461.7	$35.6	$2,497.3
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2011	$221.5	491.4	$48.2	$2,427.5	$405.1	$(225.7)	$(414.9)	$2,461.7	$35.6	$2,497.3
Net income					446.7			446.7	17.9	464.6
Other comprehensive loss						(62.3)		(62.3)	(1.1)	(63.4)
Reclassifications related to redeemable noncontrolling interests				12.0				12.0	(1.1)	10.9
Noncontrolling interest transactions									(2.2)	(2.2)
Distributions to noncontrolling interests									(17.0)	(17.0)
Change in redemption value of redeemable noncontrolling interests					2.7			2.7		2.7
Repurchase of common stock							(350.5)	(350.5)		(350.5)
Common stock dividends					(103.4)			(103.4)		(103.4)
Preferred stock dividends					(11.6)			(11.6)		(11.6)
Stock-based compensation		1.6	0.7	31.3				32.0		32.0
Exercise of stock options		1.1	0.1	10.8				10.9		10.9
Shares withheld for taxes		(2.1)	(0.2)	(23.5)				(23.7)		(23.7)
Tax effect from stock-based compensation				14.8				14.8		14.8
Other				(7.5)	(1.2)			(8.7)	3.9	(4.8)
Balance at December 31, 2012	$221.5	492.0	$48.8	$2,465.4	$738.3	$(288.0)	$(765.4)	$2,420.6	$36.0	$2,456.6

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 1:  Summary of Significant Accounting Policies
Business Description
The Interpublic Group of Companies, Inc. and subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) is one of the world’s premier global advertising and marketing services companies. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share in an increasingly complex and fragmented media landscape.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, some of which are not wholly owned. Investments in companies over which we do not have control, but the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in companies over which we have neither control nor have the ability to exercise significant influence are accounted for under the cost method. All intercompany accounts and transactions have been eliminated in consolidation.
We have consolidated certain entities meeting the definition of variable interest entities, and the inclusion of these entities does not have a material impact on our Consolidated Financial Statements.

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the current-year presentation.

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

Revenue Recognition
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our existing clients and our ability to win new clients. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter.
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

•
Certain fees (such as for major marketing events) are deferred until contract completion if the final act is so significant in relation to the service transaction taken as a whole or if any of the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition. Fees may also be deferred and recognized upon delivery of a project if the terms of the client contract identify individual discrete projects.

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
As we provide services as part of our core operations, we generally incur incidental expenses, which, in practice, are commonly referred to as “out-of-pocket” expenses. These expenses often include expenses related to airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. We record the reimbursements received for such incidental expenses as revenue with a corresponding offset to office and general expense.
We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Income or expense may also be realized in connection with differences resulting from settling vendor discount or credit liabilities that were established as part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”). In these situations, or if we release certain of these credit liabilities when the statute of limitations has lapsed, given the historical nature of these liabilities, we generally record such items as other income, net as we do not consider these to be part of current operating results.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments, which include certificates of deposit, government securities, commercial paper and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value, which approximates cost. Cash is maintained at multiple high-credit-quality financial institutions.

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

Derivatives
We are exposed to market risk related to interest rates, foreign currency rates and certain balance sheet items. From time to time we enter into derivative instruments for risk management purposes, and not for speculative purposes. All derivative instruments are recorded at fair value on our balance sheet. Changes in fair value are immediately included in earnings if the derivatives are not designated as a hedge instrument or if the derivatives do not qualify as effective hedges. For derivatives designated as hedge instruments, we evaluate for hedge accounting both at inception and throughout the hedge period. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income and subsequently reclassified to earnings in our Consolidated Statement of Operations in the same period as the underlying hedged transaction affects earnings.

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

Goodwill and Other Intangible Assets
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2012 annual impairment testing. During 2012, our reporting unit structure changed due to the creation of a new reporting unit which had been previously

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

included within an existing reporting unit, as well as the disposal of a reporting unit. Our annual impairment review as of October 1, 2012 did not result in an impairment charge at any of our reporting units.
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
In 2011, we adopted new authoritative guidance for goodwill which permits an entity to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying value. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance of the reporting unit, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, then the entity is required to perform the first step of a two-step quantitative impairment test to identify and measure impairment, if necessary. Otherwise, no additional testing is required.
For reporting units not included in the qualitative assessment, or for any reporting units identified in the qualitative assessment as "more likely than not" that the fair value is less than its carrying value, the first step of the quantitative impairment test is performed. For our annual impairment test, we compare the respective fair value of our reporting units' equity to the carrying value of their net assets. The first step is a comparison of the fair value of each reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the quantitative impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over its carrying value, excluding goodwill. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
The fair value of a reporting unit for 2012 and 2011 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.

Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax gain of $1.2 in 2012 and pre-tax losses of $0.9 in 2011 and $0.7 in 2010.
We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country would be changed to our reporting currency, the U.S. Dollar, and foreign exchange gains or losses would be recognized on all monetary transactions, assets and liabilities in currencies other than the U.S. Dollar until the currency is no longer considered highly inflationary.

Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. We evaluate our tax positions using the

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

“more likely than not” recognition threshold and then apply a measurement assessment to those positions that meet the recognition threshold. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.

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

Earnings Per Share (“EPS”)
Basic EPS available to IPG common stockholders equals net income available to IPG common stockholders divided by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS equals net income available to IPG common stockholders adjusted to exclude, if dilutive, preferred stock dividends, interest expense related to potentially dilutive securities calculated using the effective interest rate method and the benefit from the preferred stock repurchased, divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued.
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
We may be required to calculate basic EPS using the two-class method, as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2012, 2011 and 2010, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2012		2011
		Book Value	Fair Value [1]	Book Value	Fair Value
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.2)	6.29%	$352.8	$372.6	$354.3	$374.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $8.1)	10.38%	591.9	660.8	590.6	690.0
2.25% Senior Notes due 2017 (less unamortized discount of $0.7)	2.30%	299.3	297.8	0.0	0.0
4.00% Senior Notes due 2022 (less unamortized discount of $2.9)	4.13%	247.1	258.7	0.0	0.0
3.75% Senior Notes due 2023 (less unamortized discount of $1.5)	4.32%	498.5	499.7	0.0	0.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $0.5) [2]	3.50%	200.5	202.8	202.7	220.5
4.25% Convertible Senior Notes due 2023		0.0	0.0	403.0	405.5
Other notes payable and capitalized leases		87.3	90.8	65.1
Total long-term debt		2,277.4		1,615.7
Less: current portion [3]		216.6		404.8
Long-term debt, excluding current portion		$2,060.8		$1,210.9

[1]	See Note 11 for information on the fair value measurement of our long-term debt.

[2]	See Note 17 for further information regarding subsequent events.

[3]
On March 15, 2013, holders of our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) may require us to repurchase their notes for cash, stock or a combination, at our election, at par, and accordingly, we included these notes in the current portion of long-term debt on our December 31, 2012 Consolidated Balance Sheet. We included our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) in the current portion of long-term debt on our December 31, 2011 Consolidated Balance Sheet because holders of the 4.25% Notes had a repurchase option on March 15, 2012 for cash at par. The 4.25% Notes were retired in the first quarter of 2012.

Annual maturities are scheduled as follows based on the book value as of December 31, 2012.

2013 [1]	$16.1
2014	352.8
2015	0.1
2016	0.1
2017	913.8
Thereafter	994.5
Total long-term debt	$2,277.4

[1]	Holders of our 4.75% Notes may require us to repurchase their notes for cash, stock or a combination, at our election, at par in March 2013.

For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense and a discount would result in an increase in interest expense in future periods. We also have recorded debt issuance costs related to certain financing transactions in other assets in our Consolidated Balance Sheets, which are also amortized through interest expense. As of December 31, 2012 and 2011, we had unamortized debt issuance costs of $27.5 and $25.5, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Debt Transactions
2.25% Senior Notes due 2017
In November 2012, we issued $300.0 in aggregate principal amount of 2.25% Senior Notes due 2017 (the "2.25% Notes") at a discount to par. As a result, the 2.25% Notes were reflected on our Consolidated Balance Sheet at a fair value of $299.3 at issuance. The discount of $0.7 is amortized through the maturity date of November 15, 2017. Interest is payable semi-annually in arrears on May 15th and November 15th of each year, commencing on May 15, 2013. Capitalized fees of $2.1 related to the issuance of the 2.25% Notes, including commissions and offering expenses, are amortized in interest expense through the maturity date.

3.75% Senior Notes due 2023
In November 2012, we issued $500.0 in aggregate principal amount of 3.75% Senior Notes due 2023 (the "3.75% Notes") at a discount to par. As a result, the 3.75% Notes were reflected on our Consolidated Balance Sheet at a fair value of $498.5 at issuance. The discount of $1.5 is amortized through the maturity date of February 15, 2023. Interest is payable semi-annually in arrears on February 15th and August 15th of each year, commencing on August 15, 2013. Capitalized fees of $3.8 related to the issuance of the 3.75% Notes, including commissions and offering expenses, are amortized in interest expense through the maturity date.

We intend to apply the net proceeds from the sale of the 2.25% and 3.75% Notes towards the redemption of $200.0 in aggregate principal amount of our 4.75% Notes and $600.0 in aggregate principal amount of our 10.00% Senior Notes due 2017 (the "10.00% Notes"). We have the option to redeem the 4.75% Notes at par plus accrued interest at any time on or after March 15, 2013. We have the option to redeem the 10.00% Notes at par plus a "make-whole" amount and accrued and unpaid interest at any time prior to July 15, 2013, and at 105% of their principal amount plus accrued and unpaid interest at any time on or after that date.

4.00% Senior Notes due 2022
In March 2012, we issued $250.0 in aggregate principal amount of 4.00% Senior Notes due 2022 (the "4.00% Notes") at a discount to par. As a result, the 4.00% Notes were reflected on our Consolidated Balance Sheet at a fair value of $246.8 at issuance. The discount of $3.2 is amortized through the maturity date of March 15, 2022. Interest is payable semi-annually in arrears on March 15th and September 15th of each year, commencing on September 15, 2012. Capitalized fees, including commissions and offering expenses, of $2.5 related to the issuance of the 4.00% Notes are amortized in interest expense through the maturity date. We applied the net proceeds towards the repurchase and redemption of our 4.25% Notes as described below.

Consistent with our other debt securities, the 2.25% Notes, the 3.75% Notes and the 4.00% Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
At any time, at our option, we may redeem all or some of the 2.25% Notes, the 3.75% Notes and the 4.00% Notes at the greater of the principal amount of the notes to be redeemed and a "make-whole" amount, plus, in either case, accrued and unpaid interest to the date of redemption. If we experience a change of control event, coupled with a specified downgrade in the credit rating of the applicable series, we must offer to repurchase each series of these notes in cash at a price equal to not less than 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Convertible Senior Notes
Conversion Features
Our 4.75% Notes are convertible into our common stock. The conversion rate of our 4.75% Notes is subject to adjustment in specified circumstances, including any payment of cash dividends on our common stock. The conversion rate of our 4.75% Notes is also subject to adjustment for certain events arising from stock splits and combinations, stock dividends and certain other actions by us that modify our capital structure. The 4.75% Notes provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
Our 4.75% Notes are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage of the conversion price; this percentage was equal to 115.5% in 2012 and declines 0.5% each year until it reaches 110% at maturity. Our 4.75% Notes are also convertible, regardless of the price of our common stock, if: (i) we call the 4.75% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities); or (iv) the credit ratings assigned to the 4.75% Notes by any two of Moody’s Investor Service, Standard and Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.75% Notes are no longer rated by at least two of these ratings services. As of December 31, 2012, our 4.75% Notes were not convertible based on the triggers listed above. As a result of certain conversion features, our 4.75% Notes contain embedded derivatives whose fair values as of December 31, 2012 and 2011 were negligible. Our 4.75% Notes are also convertible, whether or not the above conditions are met, from February 15, 2023 to March 15, 2023. The 4.75% Notes are not considered securities with participation rights in earnings available to IPG common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings.
The conversion rates, corresponding conversion prices and conversion shares for our 4.75% Notes are listed below.

	December 31,
	2012	2011	2010
Conversion price	$11.86	$12.13	$12.42
Conversion rate per note (actual number)	84.3402	82.4612	80.5153
Conversion shares	16.9	16.5	16.1
During 2012 and 2011, the conversion rate for our 4.75% Notes was adjusted as a result of the cumulative effect of the cash dividends declared and paid on our common stock, which resulted in a corresponding adjustment of the conversion price and conversion shares.

Repurchase / Redemption Options
Holders of our 4.75% Notes may require us to repurchase their notes on March 15, 2013 or March 15, 2018, for cash, common stock or a combination of cash and common stock, at our election. Additionally, investors may require us to repurchase our 4.75% Notes in the event of certain change of control events that occur prior to March 15, 2013, for cash, common stock or a combination of cash and common stock, at our election. At our option, we may redeem our 4.75% Notes for cash on or after March 15, 2013. The redemption price in each of these instances will be 100% of the principal amount of the 4.75% Notes being redeemed, plus accrued and unpaid interest, if any.

Capped Call
In November 2010, we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes are convertible.  The strike price and cap price related to the capped call options are listed below.

	December 31,
	2012	2011	2010
Strike price	$11.86	$12.13	$12.42
Cap price	$17.43	$17.83	$18.26
During 2012 and 2011, the strike price and cap price related to the capped call options were adjusted due to the payment of cash dividends on our common stock. As of December 31, 2012, the options give us the right to purchase up to 16.9 shares of our common stock at the strike price, except that the net proceeds of exercising the options will not exceed the difference between $17.43 and $11.86.  Subject to certain limitations, we may elect settlement of the options to occur in cash or in shares. The options will expire on April 2, 2013. During 2010, we paid an aggregate premium of $22.8 for the options, which was recorded as a reduction to additional paid-in capital in the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Interest Rate Swaps
We enter into interest rate swaps to manage our exposure to changes in interest rates. In March and April of 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 to effectively lock in the benchmark rate for a forecasted issuance of debt to occur prior to December 31, 2013. These swaps qualified for hedge accounting as cash flow hedges, and, as such, the effective portion of the losses on the swaps was recorded in other comprehensive income and the ineffective portion of the losses on the swaps was recorded in other income, net. In November 2012, we terminated these swaps when we issued our 3.75% Notes. We paid $24.0 in cash to settle the swaps, which is classified under the financing section of our Consolidated Statements of Cash Flows, and recognized a charge of $2.1, which was included as a component of other income, net in our Consolidated Statement of Operations. The deferred losses on the swaps of $21.9 will be amortized as an increase to interest expense over the term of the 3.75% Notes.
For the year ended December 31, 2012, we reclassified $0.3 from accumulated other comprehensive loss into interest expense. Within the next twelve months, we expect to reclassify approximately $1.7 from accumulated other comprehensive loss into interest expense in our Consolidated Statement of Operations.

Credit Agreements
We maintain a committed corporate credit facility (the "Credit Agreement") and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2012 and 2011, there were no borrowings under our committed corporate credit facility. However, there were borrowings under the uncommitted facilities made by several of our international subsidiaries. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2012 and 2011 was approximately 4.0% and 5.0%, respectively.
A summary of our credit facilities is presented below.

	December 31,
	2012				2011
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed credit agreement	$1,000.0	$0.0	$15.1	$984.9	$1,000.0	$0.0	$16.2	$983.8
Uncommitted credit agreements	$317.2	$172.1	$3.3	$141.8	$458.3	$153.5	$2.6	$302.2
In May 2011, we entered into an amendment and restatement of our Credit Agreement, increasing the commitments of the lenders to $1,000.0 from $650.0, and extending the Credit Agreement's expiration to May 31, 2016. The amendments modified our financial covenants, and provided additional flexibility with respect to, or eliminated, certain covenants such as restrictions on acquisitions, capital expenditures and restricted payments.  In addition, the cost structure was reduced. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2012, the applicable margin is 0.40% for base rate advances and 1.40% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate of 0.35% on the aggregate lending commitment under the Credit Agreement.
The Credit Agreement includes covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries and limit subsidiary debt, as well as financial covenants. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended.
In November 2012, we entered into an amendment to our Credit Agreement, which modified the definition of “Total Debt” in the Credit Agreement to disregard until August 15, 2013 the $300.0 in aggregate principal amount of the 2.25% Notes and the $500.0 in aggregate principal amount of the 3.75% Notes we issued in November 2012, subject to the reduction of this disregarded amount by the amount of any reductions in the outstanding aggregate principal amount of the 4.75% Notes or the 10.00% Notes. As a result of this amendment, these notes will have no impact on our financial covenants in the Credit Agreement until August 15, 2013.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The table below sets forth the financial covenants in effect as of December 31, 2012 and thereafter.

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

We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2012.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2012 and 2011 the amounts netted were $1,166.3 and $1,106.6, respectively.

Note 3:  Convertible Preferred Stock
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
The number of shares outstanding, conversion rates and corresponding conversion prices and conversion shares for our Series B Preferred Stock are listed below.

	December 31,
	2012	2011	2010
Shares outstanding (actual number)	221,474	221,474	221,474
Conversion rate per share	76.2197	74.4500	73.1904
Conversion price	$13.12	$13.43	$13.66
Conversion shares	16.9	16.5	16.2
During 2012 and 2011, the conversion rate per share for our Series B Preferred Stock was adjusted as a result of the cumulative effect of certain cash dividends declared and paid on our common stock during the year, which resulted in a corresponding adjustment of the conversion price and conversion shares. In 2010, we launched a tender offer and purchased 303,526 shares (actual number) of our Series B Preferred Stock for cash for an aggregate purchase price of $267.6. The aggregate purchase price was calculated as the number of shares tendered multiplied by the purchase price of $869.86 per share plus unpaid dividends of $1.9, which were prorated for the period the tendered shares were outstanding, and transaction costs directly associated with the repurchase. The carrying value of the tendered shares was $293.3 and was determined based on the number of shares tendered multiplied by the liquidation preference, less the pro-rata amount of issuance costs associated with the original issuance of the preferred stock. A benefit of $25.7, representing the excess carrying value of the tendered shares over consideration from the repurchase, was recorded as an adjustment to additional paid-in capital. Additionally, the pro-rata amount of issuance costs of $10.2 was recorded as an adjustment to additional paid-in capital.
The terms of our Series B Preferred Stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on the Series B Preferred Stock have been or contemporaneously are declared and paid, or provision for the payment thereof has been made. We declared annual dividends of $52.50 per share, or $11.6, $11.6 and $15.6, on our Series B Preferred Stock during 2012, 2011 and 2010, respectively. Regular quarterly dividends, if declared, are $13.125 per share.

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
The terms of the Series B Preferred Stock include an embedded derivative instrument, the fair value of which as of December 31, 2012 and 2011 was negligible. The Series B Preferred Stock is not considered a security with participation rights in earnings available to IPG common stockholders due to the contingent nature of the conversion feature of these securities.

Note 4:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2012	2011	2010
Net income available to IPG common stockholders - basic	$435.1	$520.7	$271.2
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes [1]	0.3	1.4	1.4
Interest on 4.75% Notes	4.1	4.1	4.0
Dividends on preferred stock	11.6	11.6	0.0
Benefit from preferred stock repurchased [2]	0.0	0.0	(21.7)
Net income available to IPG common stockholders - diluted	$451.1	$537.8	$254.9

Weighted-average number of common shares outstanding - basic	432.5	465.5	473.6
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.2	9.1	11.3
4.25% Notes [1]	7.9	33.0	32.2
4.75% Notes	16.9	16.5	16.1
Preferred stock outstanding	16.9	16.5	0.0
Preferred stock repurchased	0.0	0.0	8.9

Weighted-average number of common shares outstanding - diluted	481.4	540.6	542.1

Earnings per share available to IPG common stockholders - basic	$1.01	$1.12	$0.57
Earnings per share available to IPG common stockholders - diluted	$0.94	$0.99	$0.47

[1]
We retired all of our outstanding 4.25% Notes in March 2012. For purposes of calculating diluted earnings per share for 2012, the potentially dilutive shares are pro-rated based on the period they were outstanding.

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

	Years ended December 31,
	2012	2011	2010
Preferred stock outstanding	0.0	0.0	16.2
Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	6.6	8.9	15.6

[1]
These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 5:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2012	2011	2010
Balance at beginning of period	$55.4	$63.1	$66.0
Charges to costs and expenses	16.3	10.4	10.7
Reversals to other accounts[1]	(0.2)	(0.5)	(0.4)
Deductions:
Dispositions	(0.4)	0.0	(0.5)
Uncollectible accounts written off	(12.6)	(16.3)	(11.8)
Foreign currency translation adjustment	0.5	(1.3)	(0.9)
Balance at end of period	$59.0	$55.4	$63.1

[1]	Amounts primarily relate to miscellaneous other amounts and reclassifications.

Furniture, Equipment and Leasehold Improvements, net

	December 31,
	2012	2011
Furniture and equipment	$932.6	$881.5
Leasehold improvements	597.2	593.0
Land and buildings	109.9	111.6
	1,639.7	1,586.1
Less: accumulated depreciation	(1,134.9)	(1,126.3)
Total furniture, equipment and leasehold improvements, net	$504.8	$459.8
The total depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $124.3, $130.7 and $129.0, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2012	2011
Salaries, benefits and related expenses	$478.2	$520.6
Office and related expenses	51.6	57.9
Acquisition obligations	29.5	43.7
Interest	42.4	40.3
Professional fees	21.7	25.3
Other	104.8	142.2
Total accrued liabilities	$728.2	$830.0

2004 Restatement Liabilities
As part of the 2004 Restatement, we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of December 31, 2012 and 2011, we had vendor discounts and credit liabilities of $26.9 and $55.5, respectively, related to the 2004 Restatement.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Other Income, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2012	2011	2010
Gains on sales of businesses and investments	$88.2	$125.9	$4.3
Vendor discounts and credit adjustments	15.3	19.4	12.7
Other (expense) income, net	(3.0)	4.9	(4.1)
Total other income, net	$100.5	$150.2	$12.9
Sales of Businesses and Investments – This item primarily includes realized gains and losses relating to the sales of businesses and investments, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2012, we received net proceeds of $94.8 from the sale of our remaining holdings in Facebook and recorded a pre-tax gain of $93.6. Additionally, we recognized a gain relating to the sale of a business in an international market within our Constituency Management Group ("CMG") segment, which was partially offset by losses recognized relating to the sale of a business in an international market and the sale of a business in the domestic market within our Integrated Agency Networks ("IAN") segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year. During 2011, we received net proceeds of $133.5 from the sale of approximately half of our holdings in Facebook and recorded a pre-tax gain of $132.2. Additionally, we recognized a loss relating to the sale of a business in the domestic market within our IAN segment. During 2010, we recognized a gain relating to the sale of a business in the domestic market within our CMG segment, which was partially offset by a loss recognized relating to the sale of one our European businesses within our IAN segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.

Share Repurchase Program
In February 2012, our Board of Directors (the "Board") authorized a program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In November 2012, the Board authorized an increase in the amount available under our 2012 share repurchase program up to $400.0, excluding fees, of our common stock. In February 2011, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2011 share repurchase program"). In August 2011, the Board authorized an increase in the amount available under our 2011 share repurchase program up to $450.0, excluding fees, of our common stock, as a result of the sale of approximately half of our holdings in Facebook. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means.
The following table presents our share repurchase activity under our share repurchase programs.

	Years ended December 31,
	2012	2011
Number of shares repurchased	32.7	41.7
Aggregate cost, including fees	$350.5	$400.8
Average price per share, including fees	$10.72	$9.62
As of December 31, 2012, $100.0 remains available for repurchase under the 2012 share repurchase program. The 2012 share repurchase program has no expiration date. We completed the 2011 share repurchase program in the first quarter of 2012.

Supplemental Cash Flow Information

	Years ended December 31,
	2012	2011	2010
Cash paid for interest	$130.6	$138.9	$139.8
Cash paid for income taxes, net of refunds [1]	95.7	102.0	87.3

[1]	Refunds of $23.5, $25.4 and $28.7 were received for the years ended December 31, 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 6:  Acquisitions
We continue to evaluate strategic opportunities to expand our industry expertise, strengthen our position in high-growth and key strategic geographical markets and industry sectors, advance technological capabilities and improve operational efficiency through both acquisitions and increased ownership interests in current investments. Our acquisitions typically provide for an initial payment at the time of closing and additional contingent purchase price payments based on the future performance of the acquired entity. We have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts at which we record these transactions in our financial statements are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors.
For companies acquired, we estimate the fair values of the assets and liabilities based on 100% of the business for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired is allocated to identifiable intangible assets and then to goodwill. Due to the characteristics of advertising, specialized marketing and communication services companies, our acquisitions typically do not have significant amounts of tangible assets since the principal assets we acquire are client relationships and talent. As a result, a substantial portion of the purchase price is primarily allocated to customer lists, trade names and goodwill.
For acquisitions we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 14 for further information on contingent acquisition obligations. Redeemable noncontrolling interests are adjusted quarterly to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impacts retained earnings or additional paid-in capital, except for foreign currency translation adjustments. The following table presents changes in our redeemable noncontrolling interests.

	Years ended December 31,
	2012	2011	2010
Balance at beginning of period	$243.4	$291.2	$277.8
Change in related noncontrolling interest balance	1.1	(7.7)	1.5
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	17.9	31.9
Redemptions and reclassifications	(14.2)	(70.7)	(30.1)
Redemption value adjustments	(3.1)	12.7	10.1
Balance at end of period	$227.2	$243.4	$291.2

For all acquisitions, if a portion of the deferred payments and purchases of additional interests after the effective date of purchase are contingent upon employment terms, then that amount is accounted separately from the business combination and recognized as compensation expense over the required earn-out period. Payments deemed as compensation are excluded from the fair value purchase price allocation to tangible net assets and intangible assets acquired.
During 2012, we completed twelve acquisitions, eight of which were included in the IAN operating segment and four of which were included in the CMG operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included a healthcare market research and consulting agency and a search marketing agency in the United Kingdom, and, in the United States, a digital healthcare-marketing specialist and a designer of in-store shopping experiences. During 2012, we recorded approximately $201.0 of goodwill and intangible assets related to these acquisitions.
During 2011, we completed twenty-two acquisitions, which included purchases of controlling interests in previously unconsolidated subsidiaries. Of these acquisitions, eighteen were included in the IAN operating segment and four were included in the CMG operating segment. The most significant acquisitions included full service creative agencies in Australia, a public relations firm in Brazil, digital and direct marketing agencies in the United Kingdom, a healthcare communications firm in Germany and a social media agency in the United States. During 2011, we recorded approximately $133.0 of goodwill and intangible assets related to these acquisitions.
During 2010, we completed five acquisitions, four of which were included in the IAN operating segment and one of which was included in the CMG operating segment. During 2010, we recorded approximately $63.0 of goodwill and intangible assets related to these acquisitions.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2012, 2011 or 2010.
Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2012	2011	2010
Cost of investment: current-year acquisitions	$156.8	$48.0	$47.1
Cost of investment: prior-year acquisitions	40.6	105.1	49.6
Less: net cash acquired	(14.8)	(18.5)	(5.3)
Total cost of investment [1]	182.6	134.6	91.4
Operating expense [2]	3.2	0.5	3.0

Total cash paid for acquisitions	$185.8	$135.1	$94.4

[1]
Of the total cash paid, $37.1, $71.5 and $29.5 for the years ended December 31, 2012, 2011 and 2010, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows within acquisition-related payments. These transactions relate to increases in our ownership interests in our consolidated subsidiaries as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $145.5, $63.1 and $61.9 for the years ended December 31, 2012, 2011 and 2010, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows within acquisitions, including initial payments for new transactions, net of cash acquired, and deferred payments for acquisitions that closed prior to January 1, 2009.

[2]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

Note 7:  Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2012 and 2011 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2010	$2,906.0	$462.5	$3,368.5
Current year acquisitions	68.5	28.4	96.9
Contingent and deferred payments for prior acquisitions	0.8	0.0	0.8
Other [2]	(22.4)	0.5	(21.9)
Balance as of December 31, 2011	$2,952.9	$491.4	$3,444.3
Current year acquisitions	122.0	11.7	133.7
Contingent and deferred payments for prior acquisitions	2.2	0.0	2.2
Other [2]	(2.5)	2.9	0.4
Balance as of December 31, 2012	$3,074.6	$506.0	$3,580.6

[1]	For all periods presented we have not recorded a goodwill impairment charge.

[2]	Primarily includes foreign currency translation adjustments.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets are comprised of assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily consist of customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $23.4, $20.2 and $19.4, respectively. During 2012 and 2011, we recorded approximately $67.0 and $36.0 of intangible assets related to acquisitions made in the respective year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2012			2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$184.0	$(96.9)	$87.1	$165.9	$(81.7)	$84.2
Trade names	59.7	(15.5)	44.2	52.9	(12.3)	40.6
Other	15.1	(5.7)	9.4	17.3	(7.8)	9.5
Total	$258.8	$(118.1)	$140.7	$236.1	$(101.8)	$134.3

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2012 is listed below.

	2013	2014	2015	2016	2017
Estimated amortization expense	$29.9	$29.8	$26.1	$15.2	$5.5

Note 8:  Income Taxes
The components of income before income taxes, equity earnings and the impact of noncontrolling interests are listed below.

	Years ended December 31,
	2012	2011	2010
Domestic	$386.9	$428.4	$216.2
Foreign	287.9	310.0	234.4
Total	$674.8	$738.4	$450.6

The provision for income taxes is listed below.

	Years ended December 31,
	2012	2011	2010
U.S. federal income taxes (including foreign withholding taxes):
Current	$9.4	$0.9	$13.7
Deferred	118.1	92.3	60.2
	127.5	93.2	73.9
State and local income taxes:
Current	17.1	12.3	16.8
Deferred	25.3	11.3	(0.1)
	42.4	23.6	16.7
Foreign income taxes:
Current	83.2	93.1	84.8
Deferred	(39.8)	(19.7)	(4.1)
	43.4	73.4	80.7
Total	$213.3	$190.2	$171.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate before equity earnings and the impact of noncontrolling interests as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$236.2	$258.4	$157.7
State and local income taxes, net of federal income tax benefit	27.3	15.3	10.8
Impact of foreign operations, including withholding taxes	8.4	(21.9)	4.7
Change in net valuation allowance [1]	(57.3)	(32.9)	(2.4)
Worthless securities deduction	0.0	(23.0)	(2.5)
Increases (decreases) in unrecognized tax benefits, net	24.1	(2.7)	8.9
Other	(25.4)	(3.0)	(5.9)
Provision for income taxes	$213.3	$190.2	$171.3
Effective income tax rate on operations	31.6%	25.8%	38.0%

[1]	Reflects changes in valuation allowance that impacted the effective income tax rate for each year presented.
In 2012, our effective income tax rate of 31.6% was positively impacted by the reversals of valuation allowances associated with the Asia Pacific and Continental Europe regions, of $26.2 and $21.8, respectively, as well as by a benefit derived from the deduction of foreign tax credits that previously had a full valuation allowance. Our effective income tax rate was negatively impacted by an adjustment of $19.5 associated with the establishment of a previously unrecorded reserve for a tax contingency for the years 2007 through 2010, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and state and local income taxes, net of federal income tax benefit.
In 2011, our effective income tax rate of 25.8% was positively impacted primarily from the utilization of capital losses to offset nearly all of the $132.2 capital gain realized from the Facebook transaction.  The capital gain enabled us to use capital loss carryforwards, on which a 100% valuation allowance had been previously established, and capital losses attributable to worthless securities in a consolidated subsidiary. Additionally, our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits as a result of the effective settlement of the 2007-2008 IRS audit cycle, a lower effective income tax rate on non-U.S. operations and the net reversal of valuation allowances, primarily in the Continental Europe region. The effective income tax rate was negatively impacted by state and local taxes and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2012	2011
Postretirement/post-employment benefits	$40.4	$42.4
Deferred compensation	192.4	205.2
Pension costs	27.0	14.2
Basis differences in fixed assets	26.9	81.8
Rent	50.2	38.6
Interest	66.9	54.8
Accruals and reserves	51.1	55.6
Allowance for doubtful accounts	9.2	8.1
Basis differences in intangible assets	(364.9)	(330.1)
Investments in equity securities	(5.2)	30.8
Tax loss/tax credit carry forwards	449.7	478.1
Restructuring and other reorganization-related costs	1.2	2.0
Other	88.3	92.2
Total deferred tax assets, net	633.2	773.7
Valuation allowance	(392.9)	(489.9)
Net deferred tax assets	$240.3	$283.8
We evaluate the realizability of our deferred tax assets on a quarterly basis. A valuation allowance is established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is negative evidence, establishment of a valuation allowance is considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence, and as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The realization of our deferred tax assets is primarily dependent on future earnings. The amount of the deferred tax assets considered realizable could be reduced in the near future if estimates of future taxable income are lower than anticipated. The deferred tax assets for which an allowance was recognized relate primarily to state and foreign tax loss carryforwards.

The change in the valuation allowance is listed below.

	Years ended December 31,
	2012	2011	2010
Balance at beginning of period	$489.9	$508.1	$425.5
(Reversed) charged to costs and expenses	(49.5)	(25.1)	92.3
Charged (reversed) to gross tax assets and other accounts	(47.5)	6.9	(9.7)
Balance at end of period	$392.9	$489.9	$508.1
In 2012, amounts reversed to costs and expenses primarily relate to the net reversal of valuation allowances in the Asia Pacific and Continental Europe regions, based on positive evidence in the form of a sustained pattern of profitability. Amounts reversed to gross tax assets and other accounts relate primarily to the reversal of valuation allowance on foreign tax credits.
In 2011, amounts reversed to costs and expenses primarily relate to the utilization of capital loss carryforwards and the expiration of foreign tax credits on which 100% valuation allowances had been established, and the net reversal of valuation allowances based on positive evidence in the form of a sustained pattern of profitability. These reversals were partially offset by the establishment of an additional deferred tax asset and a corresponding valuation allowance for a Luxembourg tax loss carryforward.
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
As of December 31, 2012, there are $1,356.6 of loss carryforwards, of which $15.1 are U.S. tax loss carryforwards that expire in the years 2026 through 2029. The remaining $1,341.5 are non-U.S. tax loss carryforwards, of which $1,091.1 have unlimited carryforward periods and $250.4 have expiration periods from 2013 through 2031.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2012 and 2011, we had $2,110.0 and $1,766.7, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.
The table below summarizes the activity related to our unrecognized tax benefits.

	December 31,
	2012	2011	2010
Balance at beginning of period	$161.0	$146.7	$160.5
Increases as a result of tax positions taken during a prior year	28.2	5.3	4.6
Decreases as a result of tax positions taken during a prior year	(6.8)	(18.1)	(28.1)
Settlements with taxing authorities	(0.7)	(5.0)	(10.2)
Lapse of statutes of limitation	(1.1)	(0.2)	(0.6)
Increases as a result of tax positions taken during the current year	14.0	32.3	20.5
Balance at end of period	$194.6	$161.0	$146.7

Included in the total amount of unrecognized tax benefits of $194.6 as of December 31, 2012, is $193.5 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2012 and 2011 is $13.5 and $12.1, respectively, of which a detriment of $1.4 and $0.2 is included in our 2012 and 2011 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $30.0 and $40.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. income tax audits for years prior to 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2005.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The components of accumulated other comprehensive loss, net of tax are listed below.

	December 31,
	2012	2011	2010
Foreign currency translation adjustment	$(130.1)	$(140.9)	$(51.3)
Unrecognized losses, transition obligation and prior service cost	(146.0)	(85.0)	(67.7)
Net unrealized losses on derivatives	(12.7)	0.0	0.0
Net unrealized holding gains on securities	0.8	0.2	0.0
Accumulated other comprehensive loss, net of tax	$(288.0)	$(225.7)	$(119.0)

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
Additionally, under the 2009 PIP, we are able to grant performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 300% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $6.0 during a performance period. Performance cash awards may be settled in shares on the vest date. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date.
The amount of stock-based compensation expense as reflected in salaries and related expenses in our Consolidated Statement of Operations, and the related tax benefit, are listed below.

	Years ended December 31,
	2012	2011	2010
Stock options	$5.4	$6.7	$7.4
Stock-settled awards	14.9	21.9	32.7
Cash-settled awards	3.9	5.7	10.9
Performance-based awards	24.5	23.3	11.0
Employee stock purchase plan	0.6	0.7	0.5
Other [1]	1.1	4.1	4.3
Stock-based compensation expense	$50.4	$62.4	$66.8
Tax benefit	$19.7	$22.1	$22.1

1	Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. They are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables are a summary of stock option activity during 2012.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2012	18.1	$12.10
Granted	0.6	11.65
Exercised	(1.2)	9.43
Cancelled/expired	(3.0)	25.20
Forfeited	(0.4)	4.93
Stock options outstanding as of December 31, 2012	14.1	9.76	4.5	$27.6
Stock options vested and expected to vest as of December 31, 2012	13.4	9.92	4.4	$24.4
Stock options exercisable as of December 31, 2012	10.2	10.89	3.6	$9.9

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Non-vested as of January 1, 2012	5.0	$3.31
Granted	0.6	4.24
Vested	(1.3)	3.94
Forfeited	(0.4)	2.88
Non-vested as of December 31, 2012	3.9	3.29	7.0	$18.0
There were 1.2, 1.3 and 0.5 stock options exercised in 2012, 2011 and 2010, respectively. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $2.0, $3.2 and $0.6, respectively. The cash received from the stock options exercised in 2012, 2011 and 2010 was $11.7, $13.3 and $4.8, respectively. As of December 31, 2012, there was $4.2 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 0.8 years.
We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The weighted-average grant-date fair value per option during the years ended December 31, 2012, 2011 and 2010 was $4.24, $4.57 and $3.88, respectively.
The fair value of each option grant has been estimated with the following weighted-average assumptions.

	Years ended December 31,
	2012	2011	2010
Expected volatility [1]	43.8%	39.9%	42.2%
Expected term (years) [2]	6.8	6.7	6.5
Risk free interest rate [3]	1.3%	2.8%	3.0%
Expected dividend yield [4]	2.1%	1.9%	0.0%

[1]
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

[4]
The expected dividend yield is calculated based on an annualized dividend of $0.24 per share in 2012 and 2011. No dividend yield was assumed in 2010 because we did not pay cash dividends on our common stock during that year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Stock-Based Compensation
We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company performance against specific performance targets and could range from 0% to 300% of the target amount of shares originally granted. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The fair value of the shares on the grant date is amortized over the vesting period, which is generally three years. Upon completion of the vesting period for cash-settled awards, the grantee is entitled to receive a payment in cash based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award. The fair value of cash-settled awards is adjusted each quarter based on our share price. The holders of stock-settled awards have absolute ownership interest in the underlying shares of common stock prior to vesting, which includes the right to vote and receive dividends. Dividends declared on common stock are accrued during the vesting period and paid when the award vests. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2012 and 2011.

	Years ended December 31,
	2012	2011	2010
Stock-Settled Awards:
Awards granted	0.9	0.8	3.7
Weighted-average grant-date fair value (per award)	$11.43	$11.94	$8.47
Total fair value of vested awards distributed	$63.5	$63.1	$36.4
Cash-Settled Awards:
Awards granted	0.1	0.0	0.6
Weighted-average grant-date fair value (per award)	$10.94	$8.96	$8.50
Total fair value of vested awards distributed	$11.1	$10.4	$4.8
Performance-Based Awards:
Awards granted	1.8	1.8	0.1
Weighted-average grant-date fair value (per award)	$10.61	$11.58	$11.02
Total fair value of vested awards distributed	$11.5	$30.8	$4.6

In conjunction with common stock dividends declared in 2012 and 2011, we accrued dividends of $1.1 and $2.5, respectively, on non-vested stock-settled awards and paid $1.7 and $0.3 for stock-settled awards that vested during 2012 and 2011, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2012 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2012	9.2	$6.41	1.6	$5.85	2.0	$10.84
Granted	0.9	11.43	0.1	10.94	1.8	10.61
Vested	(5.7)	4.88	(1.0)	4.62	(1.0)	8.50
Forfeited	(0.6)	8.16	(0.2)	6.54	(0.1)	11.62
Non-vested as of December 31, 2012	3.8	9.55	0.5	8.62	2.7	11.57
Total unrecognized compensation expense remaining	$6.6		$0.8		$11.9
Weighted-average years expected to be recognized over	0.8		0.4		1.8
During 2012, 2011 and 2010, additional performance cash awards with a total target value of $33.6, $31.9 and $19.0 respectively, were awarded under the 2009 PIP and will be settled in shares upon vesting, which is three years from the grant date.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2012, there was $26.8 of total unrecognized compensation expense related to these awards, which is expected to be recognized over a remaining weighted-average period of 1.7 years.
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2012, which resulted in an increase to our estimated forfeiture rate, as our review of our actual forfeitures indicated a higher level of forfeitures than previously assumed.

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

Cash Awards
During the years ended December 31, 2012, 2011 and 2010, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $2.7, $4.2 and $31.6, respectively, and we recognized $10.9, $16.6 and $12.8, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2012, 2011 and 2010, the Compensation Committee granted performance awards to be settled in cash under the 2009 PIP with a total target value of $37.4, $39.3, and $18.5, respectively, and we recognized $18.9, $22.0 and $11.4, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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

Employee Stock Purchase Plans
The Interpublic Group of Companies Employee Stock Purchase Plan (the “ESPP Plan”) became active April 1, 2007. Under the ESPP Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the ESPP Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the ESPP Plan, of which 2.3 shares have been issued through December 31, 2012.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2012 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2012				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,806.6	$0.0	$0.0	$1,806.6	Cash and cash equivalents
Short-term marketable securities	16.0	0.0	0.0	16.0	Marketable securities
Long-term investments	1.5	0.0	0.0	1.5	Other assets
Total	$1,824.1	$0.0	$0.0	$1,824.1

As a percentage of total assets	13.5%	0.0%	0.0%	13.5%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$25.3	$25.3

	December 31, 2011				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,596.5	$0.0	$0.0	$1,596.5	Cash and cash equivalents
Short-term marketable securities	12.9	0.0	0.0	12.9	Marketable securities
Long-term investments	1.3	9.0	0.0	10.3	Other assets
Total	$1,610.7	$9.0	$0.0	$1,619.7

As a percentage of total assets	12.5%	0.1%	0.0%	12.5%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$58.9	$58.9

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

	Years ended December 31,
Liabilities	2012	2011
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$58.9	$52.0
Level 3 additions	0.0	28.1
Level 3 reductions	(34.9)	(28.0)
Realized losses included in net income	(1.4)	(6.7)
Foreign currency translation	(0.1)	0.1
Mandatorily redeemable noncontrolling interests - Balance at end of period	$25.3	$58.9
Level 3 reductions primarily consist of cash payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions, which are classified within the financing section of our Consolidated Statements of Cash Flows. Level 3 additions relate to new unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in our Consolidated Statements of Operations.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Gross unrealized and realized gains and losses for our long-term investments and short-term marketable securities were not material for the years ended December 31, 2012, 2011 and 2010.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$2,292.4	$90.8	$2,383.2
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

Note 12:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan (the “Domestic Pension Plan”) that consists of approximately 4,100 participants and has been closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 2,400 participants, is closed to new participants and is unfunded.
Differences between the aggregate income statement and balance sheet amounts listed in the tables below and the totals reported in our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets relate to non-material foreign pension and postretirement benefit plans.

Pension and Postretirement Benefit Obligation
The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

December 31,	2012	2011	2012	2011	2012	2011
Benefit Obligation
Projected benefit obligation as of January 1	$129.0	$130.9	$456.6	$431.1	$50.8	$51.8
Service cost	0.0	0.0	10.2	9.6	0.2	0.2
Interest cost	6.3	6.8	21.9	23.3	2.3	2.7
Benefits paid	(10.8)	(11.9)	(20.4)	(21.2)	(5.9)	(6.2)
Plan participant contributions	0.0	0.0	0.6	0.7	1.7	1.4
Actuarial losses (gains)	16.1	3.2	60.0	13.5	(2.5)	0.9
Settlements and curtailments	0.0	0.0	(6.5)	(5.8)	0.0	0.0
Foreign currency effect	0.0	0.0	8.9	4.9	0.0	0.0
Other	0.0	0.0	1.1	0.5	0.0	0.0

Projected benefit obligation as of December 31	$140.6	$129.0	$532.4	$456.6	$46.6	$50.8

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$107.2	$95.3	$363.6	$312.1	$0.0	$0.0
Actual return on plan assets	13.7	9.7	17.6	9.0	0.0	0.0
Employer contributions	5.6	14.1	17.7	65.0	4.2	4.8
Plan participant contributions	0.0	0.0	0.6	0.7	1.7	1.4
Benefits paid	(10.8)	(11.9)	(20.4)	(21.2)	(5.9)	(6.2)
Settlements	0.0	0.0	(6.1)	(5.8)	0.0	0.0
Foreign currency effect	0.0	0.0	8.7	3.8	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$115.7	$107.2	$381.7	$363.6	$0.0	$0.0

Funded status of the plans at December 31	$(24.9)	$(21.8)	$(150.7)	$(93.0)	$(46.6)	$(50.8)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2012	2011	2012	2011	2012	2011
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$7.4	$19.6	$0.0	$0.0
Current liability	0.0	0.0	(8.4)	(8.1)	(4.6)	(4.9)
Non-current liability	(24.9)	(21.8)	(149.7)	(104.5)	(42.0)	(45.9)

Net liability recognized	$(24.9)	$(21.8)	$(150.7)	$(93.0)	$(46.6)	$(50.8)

Accumulated benefit obligation	$140.6	$129.0	$508.5	$432.8

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$53.6	$49.9	$115.7	$55.2	$4.2	$6.7
Prior service cost (credit)	0.0	0.0	1.8	1.9	(0.2)	(0.3)
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.1

Total amount recognized	$53.6	$49.9	$117.5	$57.1	$4.0	$6.5

In 2013, we estimate that we will recognize $8.3 and $2.9 of net actuarial losses from accumulated other comprehensive loss, net to net periodic cost related to our domestic pension plan and significant foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2012	2011	2012	2011
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$140.6	$129.0	$515.8	$132.6
Aggregate accumulated benefit obligation	140.6	129.0	497.3	127.0
Aggregate fair value of plan assets	115.7	107.2	358.5	20.2

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$0.0	$0.0	$0.0	$10.2	$9.6	$9.7	$0.2	$0.2	$0.3
Interest cost	6.3	6.8	7.3	21.9	23.3	22.8	2.3	2.7	2.8
Expected return on plan assets	(7.7)	(7.5)	(7.0)	(18.2)	(19.0)	(17.0)	0.0	0.0	0.0
Settlement and curtailment losses	0.0	0.0	0.0	0.7	0.0	1.4	0.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0	0.2	0.1	0.2
Prior service cost (credit)	0.0	0.0	0.0	0.2	0.2	0.2	(0.1)	(0.1)	(0.1)
Unrecognized actuarial losses	6.4	6.6	8.6	1.0	0.7	1.9	0.0	0.0	0.0
Net periodic cost	$5.0	$5.9	$8.9	$15.8	$14.8	$19.0	$2.6	$2.9	$3.2

Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net periodic cost
Discount rate	5.00%	5.50%	5.51%	5.00%	5.45%	5.50%	5.00%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A	3.66%	4.37%	4.43%	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.50%	7.49%	5.02%	5.88%	5.84%	N/A	N/A	N/A
Benefit obligation
Discount rate	4.00%	5.00%	5.50%	4.32%	5.00%	5.45%	4.00%	5.00%	5.50%
Rate of compensation increase	N/A	N/A	N/A	3.57%	3.66%	4.34%	N/A	N/A	N/A
Health care cost trend rate assumed for next year
Initial rate (weighted-average)							8.00%	8.00%	8.50%
Year ultimate rate is reached							2019	2016	2017
Ultimate rate							5.00%	5.50%	5.50%
Discount Rates – At December 31, 2012, 2011 and 2010, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plans' assets as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 11 for a description of the fair value hierarchy.

	December 31, 2012				December 31, 2011
Asset Class	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds	$22.3	$327.9	$48.2	$398.4	$18.4	$307.1	$43.8	$369.3
Insurance contracts	0.0	24.8	0.0	24.8	0.0	24.8	0.0	24.8
Limited partnerships	0.0	0.0	39.8	39.8	0.0	0.0	41.1	41.1
Other	28.6	5.5	0.3	34.4	31.1	4.4	0.1	35.6
Total	$50.9	$358.2	$88.3	$497.4	$49.5	$336.3	$85.0	$470.8
Investment funds include mutual funds, common/collective trusts, hedge funds and other commingled assets that are invested primarily in equity and fixed income securities. Mutual funds, which are publicly traded, are primarily valued using recently reported sales prices. Investment funds, which are not publicly traded, are valued based on the net asset value of shares held by the plan at year end, which reflects the fair value of the underlying investments. Insurance contracts are valued based on the cash surrender value of the contract. Limited partnerships are invested primarily in equity and fixed income securities. Other investments primarily include cash and cash equivalents, equity securities, derivatives and fixed income securities such as government and investment-grade corporate bonds.
The following table presents additional information about our domestic and foreign pension plans' assets for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2012				Year ended December 31, 2011
	Investment Funds	Limited Partnerships	Other	Total	Investment Funds	Limited Partnerships	Other	Total
Balance at beginning of period	$43.8	$41.1	$0.1	$85.0	$53.9	$3.2	$0.1	$57.2
Actual return on assets:
Assets sold during the year	0.0	0.0	0.0	0.0	0.1	0.0	0.0	0.1
Assets still held at year end	2.2	(1.3)	0.0	0.9	(0.6)	(1.2)	0.0	(1.8)
Net purchases, sales and settlements	2.2	0.0	0.2	2.4	(9.6)	39.1	0.0	29.5
Balance at end of period	$48.2	$39.8	$0.3	$88.3	$43.8	$41.1	$0.1	$85.0

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2012, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2013 Target Allocation	2012	2011
Equity securities	23%	22%	20%
Fixed income securities	48%	44%	47%
Real estate	5%	5%	1%
Other	24%	29%	32%
Total	100%	100%	100%

Cash Flows
During 2012, we contributed $5.6 and $17.7 of cash to our domestic and foreign pension plans, respectively. For 2013, we expect to contribute approximately $1.0 and $19.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2013	$10.1	$22.0	$5.0
2014	9.8	23.0	4.8
2015	9.6	23.2	4.7
2016	9.3	26.0	4.4
2017	9.1	25.9	4.2
2018 - 2022	42.8	143.5	17.5
The estimated future payments for our domestic postretirement benefit plan is before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
The following federal subsidies are expected to be received in the years indicated below.

Years	Domestic Postretirement Benefit Plan
2013	$0.4
2014	0.5
2015	0.5
2016	0.5
2017	0.5
2018 - 2022	0.9

Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2012, 2011 and 2010 were $35.6, $35.4 and $34.3, respectively. Expense includes a discretionary Company contribution of $4.8, $3.7 and $3.6 offset by participant forfeitures of $3.0, $2.6 and $2.4 in 2012, 2011 and 2010, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $34.0, $30.8 and $26.2 to these plans in 2012, 2011 and 2010, respectively.

Deferred Compensation and Benefit Arrangements
We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2012 and 2011, the deferred compensation liability balance was $90.0 and $96.0, respectively. Amounts expensed for deferred compensation arrangements in 2012, 2011 and 2010 were $9.8, $7.6 and $14.1, respectively.
We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $173.8 and $178.3 as of December 31, 2012 and 2011, respectively. Amounts expensed for deferred benefit arrangements in 2012, 2011 and 2010 were $15.0, $14.8 and $12.9, respectively.
We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2012 and 2011, the cash surrender value of these policies was $150.2 and $144.9, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2012 and 2011, the value of such investments in the trust was $5.9 and $13.8, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Income replacement benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2012 and 2011. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to age 65, and accordingly, we have recorded an obligation of $11.3 and $9.3 as of December 31, 2012 and 2011, respectively.

Note 13:  Segment Information
As of December 31, 2012, we have two reportable segments, which are IAN and CMG. IAN is comprised of McCann Worldgroup, Draftfcb, Lowe & Partners, Mediabrands and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.
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
The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income. All segments follow the same accounting policies as those described in Note 1.
Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses, shared service center expenses and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentive awards, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table.

	Years ended December 31,
	2012	2011	2010
Revenue:
IAN	$5,728.5	$5,891.8	$5,468.4
CMG	1,227.7	1,122.8	1,038.9
Total	$6,956.2	$7,014.6	$6,507.3

Segment operating income:
IAN	$701.1	$728.0	$615.2
CMG	114.5	101.2	78.8
Corporate and other	(137.3)	(142.0)	(145.3)
Total	678.3	687.2	548.7

Interest expense	(133.5)	(136.8)	(139.7)
Interest income	29.5	37.8	28.7
Other income, net	100.5	150.2	12.9
Income before income taxes	$674.8	$738.4	$450.6

Depreciation and amortization of fixed assets and intangible assets:
IAN	$119.7	$125.7	$116.7
CMG	14.4	12.8	14.2
Corporate and other	13.6	12.4	17.5
Total	$147.7	$150.9	$148.4

Capital expenditures:
IAN	$97.5	$94.1	$83.5
CMG	26.7	16.9	6.9
Corporate and other	45.0	29.3	5.9
Total	$169.2	$140.3	$96.3

	December 31,
	2012	2011
Total assets:
IAN	$11,035.3	$10,589.2
CMG	1,073.1	1,019.9
Corporate and other	1,385.5	1,299.6
Total	$13,493.9	$12,908.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2012	2011	2010	2012	2011
Domestic	$3,803.6	$3,887.7	$3,709.9	$502.5	$477.2
International:
United Kingdom	572.0	539.4	469.6	64.3	65.2
Continental Europe	823.1	908.9	863.2	76.0	72.1
Asia Pacific	838.1	741.7	639.8	88.0	78.4
Latin America	450.1	444.4	363.3	70.5	69.1
Other	469.3	492.5	461.5	38.8	34.5
Total international	3,152.6	3,126.9	2,797.4	337.6	319.3
Total consolidated	$6,956.2	$7,014.6	$6,507.3	$840.1	$796.5
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

	Years ended December 31,
	2012	2011	2010
Gross rent expense	$358.5	$369.5	$365.2
Third-party sublease rental income	(17.5)	(19.4)	(20.0)
Net rent expense	$341.0	$350.1	$345.2

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2013	$309.1	$(26.9)	$282.2
2014	275.8	(14.7)	261.1
2015	243.4	(7.3)	236.1
2016	200.3	(2.1)	198.2
2017	164.2	(0.6)	163.6
Thereafter	675.8	(0.3)	675.5
Total	$1,868.6	$(51.9)	$1,816.7

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $410.3 and $385.1 as of December 31, 2012 and 2011, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $283.4 and $327.5 as of December 31, 2012 and 2011, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2012, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
Deferred acquisition payments	$26.0	$12.4	$9.7	$46.4	$18.9	$2.0	$115.4
Redeemable noncontrolling interests and call options with affiliates [1]	20.5	43.8	32.9	5.7	2.2	10.6	115.7
Total contingent acquisition payments	46.5	56.2	42.6	52.1	21.1	12.6	231.1
Less: cash compensation expense included above	(0.7)	(0.6)	(0.8)	(0.2)	0.0	0.0	(2.3)
Total	$45.8	$55.6	$41.8	$51.9	$21.1	$12.6	$228.8

[1]
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2012. These estimated payments of $16.4 are included within the total payments expected to be made in 2013, and will continue to be carried forward into 2014 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

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

Note 15:  Recent Accounting Standards
Impairment of Indefinite-Lived Intangible Assets
In July 2012, the Financial Accounting Standards Board ("FASB") issued amended guidance to simplify impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the indefinite-lived intangible asset is impaired. If, after assessing qualitative factors, an entity concludes that it is not "more likely than not" that the indefinite-lived intangible asset is impaired, then no additional testing is required. We adopted the amended guidance for our 2012 annual impairment test, which was performed as of October 1, 2012. The adoption of the amended guidance did not have a significant impact on our Consolidated Financial Statements.

Comprehensive Income
In June 2011, the FASB issued amended guidance for presenting comprehensive income, which was effective for us January 1, 2012, and applied retrospectively. The amended guidance provides the option to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements, and eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

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

Note 16:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$1,506.8	$1,474.8	$1,715.7	$1,740.7	$1,670.4	$1,726.5	$2,063.3	$2,072.6
Salaries and related expenses	1,104.9	1,080.1	1,088.9	1,095.7	1,064.3	1,088.0	1,133.8	1,138.3
Office and general expenses	441.3	440.0	450.4	471.0	474.7	465.3	519.6	549.0
Operating (loss) income	(39.4)	(45.3)	176.4	174.0	131.4	173.2	409.9	385.3
Other (expense) income, net [1]	(1.3)	(6.1)	4.7	5.3	1.7	137.1	95.4	13.9
Total (expenses) and other income [1]	(25.9)	(29.7)	(21.3)	(18.1)	(23.2)	113.9	66.9	(14.9)
(Benefit of) provision for income taxes	(19.2)	(21.5)	50.1	47.6	41.9	70.4	140.5	93.7
Net (loss) income [1]	(45.7)	(53.2)	105.5	108.9	67.7	217.5	337.1	278.3
Net (loss) income available to IPG common stockholders [1]	$(45.9)	$(48.1)	$99.0	$101.7	$68.7	$208.1	$313.3	$259.0
(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.10)	$(0.10)	$0.23	$0.21	$0.16	$0.45	$0.74	$0.58
Diluted	$(0.10)	$(0.10)	$0.22	$0.19	$0.15	$0.40	$0.68	$0.50

Dividends declared per common stock	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

[1]	The three months ended December 31, 2012 and the three months ended September 30, 2011, include a pre-tax gain of $93.6 and $132.2, respectively, related to the sale of our holdings in Facebook.

Note 17:  Subsequent Events
In February 2013, we announced the exercise of the Company's option to redeem for cash all remaining 4.75% Notes outstanding on the redemption date, which will be March 15, 2013. Under the terms of the 4.75% Notes, as a result of the exercise of our redemption option, holders may elect to convert their 4.75% Notes into common stock at any time prior to the redemption date. The maximum aggregate redemption price will be the $200.0 in aggregate principal amount of our 4.75% Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. See Note 2 for further information on the 4.75% Notes.
Additionally, in February 2013, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). The authorization for repurchases under the 2013 share repurchase program is in addition to any amounts remaining available for repurchase under the 2012 share repurchase program. See Note 5 for further information on the 2012 share repurchase program. We may effect such repurchases under the 2013 share repurchase program through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and other funding requirements. There is no expiration date associated with the share repurchase programs.
We also announced in February 2013, that our Board had declared a common stock cash dividend of $0.075 per share, payable on March 25, 2013 to holders of record as of the close of business on March 11, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2012. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Principal Committees of The Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification
In 2012, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2012, which is provided in the following table.

Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [4]
Equity Compensation Plans Approved by Security Holders	17,312,646	$9.76	59,856,965

[1]
Includes a total of 2,749,590 performance-based share awards made under the 2006 and 2009 Performance Incentive Plan representing the target number of shares to be issued to employees following the completion of the 2010-2012 performance period (the “2012 LTIP Share Awards”), the 2011-2013 performance period (the “2013 LTIP Share Awards”) and the 2012-2014 performance period (the “2014 LTIP Share Awards”), respectively. The computation of the weighted-average exercise price in column (b) of this table does not take the 2012 LTIP Share Awards, the 2013 LTIP Share Awards or the 2014 LTIP Share Awards into account.

[2]
Includes a total of 467,451 restricted share unit and performance-based awards (“Share Unit Awards”) which may be settled in shares or cash. The computation of the weighted-average exercise price in column (b) of this table does not take the Share Unit Awards into account. Each Share Unit Award actually settled in cash will increase the number of shares of common stock available for issuance shown in column (c).

[3]
IPG has issued restricted cash awards ("Performance Cash Awards"), half of which shall be settled in shares and half of which shall be settled in cash. Using the 2012 closing stock price of $11.02, the awards which shall be settled in shares represent rights to an additional 6,830,485 shares. These shares are not included in the table above.

[4]
Includes (i) 46,610,982 shares of common stock available for issuance under the 2009 Performance Incentive Plan, (ii) 12,664,108 shares of common stock available for issuance under the Employee Stock Purchase Plan (2006) and (iii) 581,875 shares of common stock available for issuance under the 2009 Non-Management Directors’ Stock Incentive Plan.

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
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
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2013
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 22, 2013
Jocelyn Carter-Miller

/s/ Jill M. Considine	Director	February 22, 2013
Jill M. Considine

/s/ Richard A. Goldstein	Director	February 22, 2013
Richard A. Goldstein

/s/ H. John Greeniaus	Director	February 22, 2013
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 22, 2013
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 22, 2013
Dawn Hudson

/s/ William T. Kerr	Director	February 22, 2013
William T. Kerr

/s/ David M. Thomas	Director	February 22, 2013
David M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
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

4(iii)(B)
Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(C)
Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(D)
Seventh Supplemental Indenture, dated as of June 15, 2009, to the 2004 Indenture, creating a series of securities designated 10.0% Senior Notes due 2017, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

4(iii)(E)
Senior Debt Indenture, dated as of November 15, 2006 (the "2006 Indenture"), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(F)
Second Supplemental Indenture, dated as of November 20, 2007 to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2007.

4(iii)(G)
Senior Debt Indenture dated as of March 2, 2012 (the "2012 Indenture"), between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 2, 2012.

4(iii)(H)
First Supplemental Indenture, dated as of March 2, 2012, to the 2012 Indenture, with respect to the 4.00% Senior Notes due 2022 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

4(iii)(I)
Second Supplemental Indenture, dated as of November 8, 2012, to the 2012 Indenture, with respect to the 2.25% Senior Notes due 2017 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

4(iii)(J)
Third Supplemental Indenture, dated as of November 8, 2012, to the 2012 Indenture, with respect to the 3.75% Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

10(i)(A)	Registration Rights Agreement, dated as of November 20, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(B)	Registration Rights Agreement, dated as of June 15, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

10(i)(C)
5-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010 and as further amended and restated as of May 31, 2011 (the "Credit Agreement"), among the Registrant, the lenders named therein and Citibank, N.A. as administrative agent, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with SEC on June 1, 2011.

10(i)(D)	Amendment No. 1 to the Credit Agreement, dated as of November 6, 2012 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with SEC on November 7, 2012.

Exhibit No.	Description
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

(ii) Andrew Bonzani

10(iii)(A)(8)	Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani.*

10(iii)(A)(9)	Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani.*

(iii) Christopher Carroll

10(iii)(A)(10)
Employment Agreement, made as of April, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(11)
Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(12)
Executive Change of Control Agreement, effective as of May 31, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

(iv) Philippe Krakowsky

10(iii)(A)(13)
Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(14)
Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 24, 2006.*

Exhibit No.	Description
10(iii)(A)(15)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(16)
Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(17)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(18)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010.*

(v) Frank Mergenthaler

10(iii)(A)(19)
Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(20)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(21)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(22)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010.*

(vi) Nicolas Brien

10(iii)(A)(23)
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

10(iii)(A)(25)
Amended and Restated Deferred Compensation Agreement dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(26)
Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

(viii) Richard A. Goldstein

10(iii)(A)(27)
Amended and Restated Deferred Compensation Agreement, dated as of September 30, 2008, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Exhibit No.	Description
10(iii)(A)(28)
Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Compensation Plans and Arrangements:

10(iii)(A)(29)
Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.*

10(iii)(A)(30)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10(iii)(A)(31)
Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(32)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed April 17, 2002.*

10(iii)(A)(33)
The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(34)	The Interpublic 2004 Performance Incentive Plan (the "2004 PIP") is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(35)	2004 PIP - Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(36)
The Interpublic Non-Management Directors' Stock Incentive Plan (the "Non-Management Directors' Plan") is incorporated by reference to Appendix C to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(37)	Non-Management Directors' Plan - Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(38)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(39)
The Interpublic 2006 Performance Incentive Plan (the "2006 PIP") is incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(40)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(41)	2006 PIP - Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(42)	Interpublic Executive Severance Plan is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10(iii)(A)(43)
The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(44)
Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(45)
Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description
10(iii)(A)(46)
The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(47)
Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(48)
Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(49)
Description of the Change in Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.*

10(iii)(A)(50)
Description of Changes to the Compensation of Board Committee Chairs and Presiding Director is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(51)
Description of the Change in Compensation for Non-Management Directors and Board Committee Chairs is incorporated by reference to Exhibit 10(iii)(A)(73) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(52)
Description of the Changes to the Compensation of Non-Management Directors and the Corporate Governance Committee Chair is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(53)
The Interpublic Restricted Cash Plan, as Amended and Restated as of May 18, 2009 (the "Restricted Cash Plan") is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(54)	Restricted Cash Plan Award Agreement, is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(55)
The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(56)	2009 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(57)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(58)	2009 PIP Performance Share Award Agreement (updated 2013).*

10(iii)(A)(59)
2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(60)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(61)	2009 PIP Restricted Stock Unit Award Agreement (updated) is incorporated by reference to Exhibit 10(iii)(A)(84) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(62)
2009 PIP Restricted Stock Unit Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(85) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(63)	2009 PIP Performance Share Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(86) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(64)
2009 PIP Combined Performance Share and Performance Cash Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(87) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

Exhibit No.	Description
10(iii)(A)(65)	2009 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(66)	2009 PIP Performance Cash Award Agreement (updated 2013).*

10(iii)(A)(67)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(89) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(68)	2009 PIP Non-Statutory Stock Option Award Agreement (updated 2013).*

10(iii)(A)(69)
The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(70)	Amendment to the 2009 NMD Plan is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(71)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(72)
2009 NMD Plan Restricted Stock Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(73)	2009 NMD Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(74)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(75)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.*

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2012.

*	Management contracts and compensation plans and arrangements.