Form 10-Q
period 2013-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2013-04-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of April 15, 2013 was 428,397,893.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2013	2012
REVENUE	$1,543.0	$1,506.8

OPERATING EXPENSES:
Salaries and related expenses	1,132.1	1,104.9
Office and general expenses	453.3	441.3
Total operating expenses	1,585.4	1,546.2

OPERATING LOSS	(42.4)	(39.4)

EXPENSES AND OTHER INCOME:
Interest expense	(36.8)	(32.6)
Interest income	6.4	8.0
Other income (expense), net	1.8	(1.3)
Total (expenses) and other income	(28.6)	(25.9)

Loss before income taxes	(71.0)	(65.3)
Benefit of income taxes	(12.4)	(19.2)
Loss of consolidated companies	(58.6)	(46.1)
Equity in net income of unconsolidated affiliates	0.1	0.4
NET LOSS	(58.5)	(45.7)
Net loss attributable to noncontrolling interests	2.2	2.7
NET LOSS ATTRIBUTABLE TO IPG	(56.3)	(43.0)
Dividends on preferred stock	(2.9)	(2.9)
NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(59.2)	$(45.9)

Loss per share available to IPG common stockholders - basic and diluted	$(0.14)	$(0.10)

Weighted-average number of common shares outstanding - basic and diluted	414.2	437.6

Dividends declared per common share	$0.075	$0.060

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2013	2012
NET LOSS	$(58.5)	$(45.7)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(38.8)	45.1

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.4	0.5
Less: recognition of previously unrealized (gains) losses included in net loss	(1.0)	0.6
Income tax effect	0.1	0.0
	(0.5)	1.1

Derivative instruments:
Changes in fair value of derivative instruments	0.0	(2.8)
Less: recognition of previously unrealized losses in net loss	0.4	0.0
Income tax effect	(0.2)	0.0
	0.2	(2.8)

Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	(1.1)	(0.3)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net loss	2.8	1.9
Other	(0.5)	(0.1)
Income tax effect	(0.7)	(0.5)
	0.5	1.0

Other comprehensive (loss) income, net of tax	(38.6)	44.4
TOTAL COMPREHENSIVE LOSS	(97.1)	(1.3)
Less: comprehensive loss attributable to noncontrolling interests	(3.4)	(2.2)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPG	$(93.7)	$0.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$1,645.7	$2,574.8
Marketable securities	5.4	16.0
Accounts receivable, net of allowance of $61.0 and $59.0	3,885.7	4,496.6
Expenditures billable to clients	1,511.4	1,318.8
Other current assets	400.0	332.1
Total current assets	7,448.2	8,738.3
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,136.6 and $1,134.9	485.6	504.8
Deferred income taxes	182.4	160.5
Goodwill	3,588.9	3,580.6
Other non-current assets	513.2	509.7
TOTAL ASSETS	$12,218.3	$13,493.9

LIABILITIES:
Accounts payable	$5,650.2	$6,584.8
Accrued liabilities	596.4	728.2
Short-term borrowings	159.7	172.1
Current portion of long-term debt	1.9	216.6
Total current liabilities	6,408.2	7,701.7
Long-term debt	2,071.6	2,060.8
Deferred compensation	465.7	489.0
Other non-current liabilities	555.1	558.6
TOTAL LIABILITIES	9,500.6	10,810.1

Redeemable noncontrolling interests (see Note 5)	235.3	227.2

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	50.9	48.8
Additional paid-in capital	2,705.6	2,465.4
Retained earnings	648.7	738.3
Accumulated other comprehensive loss, net of tax	(325.4)	(288.0)
	3,301.3	3,186.0
Less: Treasury stock	(852.0)	(765.4)
Total IPG stockholders’ equity	2,449.3	2,420.6
Noncontrolling interests	33.1	36.0
TOTAL STOCKHOLDERS’ EQUITY	2,482.4	2,456.6
TOTAL LIABILITIES AND EQUITY	$12,218.3	$13,493.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58.5)	$(45.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	38.2	34.6
Provision for uncollectible receivables	3.8	6.7
Amortization of restricted stock and other non-cash compensation	15.5	16.7
Net amortization of bond discounts (premiums) and deferred financing costs	1.4	(1.7)
Deferred income tax benefit	(49.5)	(51.5)
Other	(0.4)	10.4
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	567.4	742.3
Expenditures billable to clients	(206.2)	(193.7)
Other current assets	(53.2)	(34.1)
Accounts payable	(898.2)	(808.4)
Accrued liabilities	(131.8)	(150.9)
Other non-current assets and liabilities	(3.6)	(23.2)
Net cash used in operating activities	(775.1)	(498.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(34.9)	(2.1)
Capital expenditures	(17.8)	(22.4)
Net sales (purchases) and maturities of short-term marketable securities	11.1	(0.3)
Other investing activities	1.8	3.5
Net cash used in investing activities	(39.8)	(21.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(0.2)	(400.1)
Proceeds from issuance of long-term debt	0.0	246.8
Repurchase of common stock	(75.8)	(52.5)
Common stock dividends	(31.0)	(26.2)
Net (decrease) increase in short-term bank borrowings	(11.4)	3.8
Distributions to noncontrolling interests	(1.2)	(1.8)
Preferred stock dividends	(2.9)	(2.9)
Exercise of stock options	18.1	4.9
Other financing activities	0.3	(1.0)
Net cash used in financing activities	(104.1)	(229.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(10.1)	19.2
Net decrease in cash and cash equivalents	(929.1)	(729.6)
Cash and cash equivalents at beginning of period	2,574.8	2,302.7
Cash and cash equivalents at end of period	$1,645.7	$1,573.1
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2012	$221.5	492.0	$48.8	$2,465.4	$738.3	$(288.0)	$(765.4)	$2,420.6	$36.0	$2,456.6
Net loss					(56.3)			(56.3)	(2.2)	(58.5)
Other comprehensive loss						(37.4)		(37.4)	(1.2)	(38.6)
Reclassifications related to redeemable noncontrolling interests									1.7	1.7
Distributions to noncontrolling interests									(1.2)	(1.2)
Change in redemption value of redeemable noncontrolling interests					0.9			0.9		0.9
Repurchase of common stock							(75.8)	(75.8)		(75.8)
Common stock dividends					(31.0)			(31.0)		(31.0)
Preferred stock dividends					(2.9)			(2.9)		(2.9)
Conversion of convertible notes to common stock		16.9	1.7	198.3				200.0		200.0
Capped call transaction				10.8			(10.8)	0.0		0.0
Stock-based compensation		0.9	0.4	26.4				26.8		26.8
Exercise of stock options		1.7	0.2	18.1				18.3		18.3
Shares withheld for taxes		(0.1)	(0.2)	(19.2)				(19.4)		(19.4)
Other				5.8	(0.3)			5.5		5.5
Balance at March 31, 2013	$221.5	511.4	$50.9	$2,705.6	$648.7	$(325.4)	$(852.0)	$2,449.3	$33.1	$2,482.4

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2012 Annual Report on Form 10-K.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior-period financial statements to conform to the current-period presentation.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2013		December 31, 2012
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.2)	6.29%	$352.4	$376.8	$352.8	$372.6
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $7.7)	10.38%	592.3	642.8	591.9	660.8
2.25% Senior Notes due 2017 (less unamortized discount of $0.7)	2.30%	299.3	299.0	299.3	297.8
4.00% Senior Notes due 2022 (less unamortized discount of $2.8)	4.13%	247.2	252.4	247.1	258.7
3.75% Senior Notes due 2023 (less unamortized discount of $1.5)	4.32%	498.5	482.9	498.5	499.7
4.75% Convertible Senior Notes due 2023		0.0	0.0	200.5	202.8
Other notes payable and capitalized leases		83.8	83.9	87.3	90.8
Total long-term debt		2,073.5		2,277.4
Less: current portion [2]		1.9		216.6
Long-term debt, excluding current portion		$2,071.6		$2,060.8

[1]	See Note 11 for information on the fair value measurement of our long-term debt.

[2]
We included our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) in the current portion of long-term debt on our December 31, 2012 Consolidated Balance Sheet because holders of the 4.75% Notes had a repurchase option for cash, stock or a combination, at our election, at par on March 15, 2013. The 4.75% Notes were retired in the first quarter of 2013.

Debt Transactions
4.75% Convertible Senior Notes due 2023
In March 2013, we retired all $200.0 in aggregate principal amount of our 4.75% Notes. Of the amount retired, $199.997 in aggregate principal amount of the 4.75% Notes was converted, at the election of the holders, into Interpublic common stock at a conversion rate of 84.3402 shares (actual number) per $1,000 (actual number) principal amount, or approximately 16.9 shares.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Capped Call
In November 2010, we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes were convertible. In March 2013, we exercised our capped call options and elected net share settlement. As of March 31, 2013, we received 0.8 settlement shares from the option counterparties. The remaining exercised capped call options settled in April 2013.

Interest Rate Swaps
We enter into interest rate swaps to manage our exposure to changes in interest rates. In March and April 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 to effectively lock in the benchmark rate for a forecasted issuance of debt to occur prior to December 31, 2013. These swaps qualified for hedge accounting as cash flow hedges, and, as such, the effective portion of the losses on the swaps was recorded in other comprehensive income and the ineffective portion of the losses on the swaps was recorded in other income, net. In November 2012, we terminated these swaps when we issued our 3.75% Senior Notes due 2022 (the "3.75% Notes"). The deferred losses on the swaps, recorded in accumulated other comprehensive loss, are amortized as an increase to interest expense over the term of the 3.75% Notes.
During the first quarter of 2013, we reclassified $0.4 from accumulated other comprehensive loss into interest expense. Over the next twelve months, we expect to reclassify $1.8 from accumulated other comprehensive loss into interest expense in our unaudited Consolidated Statements of Operations.

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
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2013.

Note 3:  Convertible Preferred Stock
The conversion rate of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock")is subject to adjustment upon the occurrence of certain events, including the payment of cash dividends on our common stock. During the first quarter of 2013, the conversion rate per share for our Series B Preferred Stock was adjusted from 76.2197 to 77.1251 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the fourth quarter of 2012 and first quarter of 2013, resulting in a corresponding adjustment of the conversion price from $13.12 to $12.97.

Note 4:  Loss Per Share
The following sets forth basic and diluted loss per common share available to IPG common stockholders.

	Three months ended March 31,
	2013	2012
Net loss available to IPG common stockholders	$(59.2)	$(45.9)
Weighted-average number of common shares outstanding - basic and diluted	414.2	437.6
Loss per share available to IPG common stockholders - basic and diluted	$(0.14)	$(0.10)
Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2013 and 2012 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders in each period presented.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the potential shares excluded from the diluted loss per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2013	2012
Restricted stock, stock options and other equity awards	5.7	6.3
4.75% Notes [1]	13.4	16.5
4.25% Notes [1]	0.0	30.9
Preferred stock outstanding	17.1	16.7
Total	36.2	70.4

Securities excluded from the diluted loss per share calculation because the exercise price was greater than the average market price:
Stock options [2]	3.2	7.2

[1]
We retired all of our outstanding 4.75% Notes and 4.25% Notes in March 2013 and March 2012, respectively. See Note 2 for further information on our 4.75% Notes. For purposes of calculating diluted loss per share, the potentially dilutive shares are pro-rated based on the period they were outstanding.

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
During the first quarter of 2013, we completed six acquisitions, including a full-service digital agency in India and a mobile marketing agency in Australia. All six acquisitions were included in the Integrated Agency Networks (“IAN”) operating segment. During the first quarter of 2013, we recorded approximately $53.0 of goodwill and intangible assets related to these acquisitions.
During the first quarter of 2012, we completed three acquisitions, which included an entertainment marketing agency in the United Kingdom. All three acquisitions were included in the Constituency Management Group ("CMG") operating segment. During the first quarter of 2012, we recorded approximately $5.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Three months ended March 31,
	2013	2012
Cost of investment: current-year acquisitions	$39.0	$2.4
Cost of investment: prior-year acquisitions	0.7	0.9
Less: net cash acquired	(4.1)	(1.2)

Total cash paid for acquisitions [1]	$35.6	$2.1

[1]
Of the total cash paid, $0.7 for the three months ended March 31, 2013 is classified under the financing section of the unaudited Consolidated Statements of Cash Flows within other financing activities. These amounts relate to increases in our ownership interests in our consolidated subsidiaries, as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $34.9 and $2.1 for the three months ended March 31, 2013, and 2012, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$227.2	$243.4
Change in related noncontrolling interests balance	(1.7)	(3.9)
Changes in redemption value of redeemable noncontrolling interests:
Additions	12.5	0.0
Redemptions and other	(1.3)	(13.0)
Redemption value adjustments [1]	(1.4)	(2.8)
Balance at end of period	$235.3	$223.7

[1]
Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts retained earnings or additional paid-in capital, except adjustments as a result of currency translation.

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2013	December 31, 2012
Salaries, benefits and related expenses	$363.5	$478.2
Office and related expenses	48.4	51.6
Acquisition obligations	36.1	29.5
Interest	33.9	42.4
Professional fees	20.7	21.7
Other	93.8	104.8
Total accrued liabilities	$596.4	$728.2

2004 Restatement Liabilities
As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of March 31, 2013 and December 31, 2012, we had vendor discounts and credit liabilities of $25.5 and $26.9, respectively, related to the 2004 Restatement.

Other Income (Expense), Net
Results of operations for the three months ended March 31, 2013 and 2012 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2013	2012
Gains (losses) on sales of businesses and investments	$2.2	$(3.4)
Vendor discounts and credit adjustments	0.2	2.4
Other expense, net	(0.6)	(0.3)
Total other income (expense), net	$1.8	$(1.3)
Sales of Businesses and Investments – During the three months ended March 31, 2013, the gains on sales of businesses and investments primarily related to a gain recognized from the sale of marketable securities in the Asia Pacific region within our IAN

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

segment. During the three months ended March 31, 2012, the losses on sales of businesses and investments primarily related to a loss recognized from the sale of a business in the domestic market within our IAN segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means.
The following table presents our share repurchase activity under our share repurchase programs.

	Three months ended March 31,
	2013	2012
Number of shares repurchased	6.2	4.9
Aggregate cost, including fees	$75.8	$52.5
Average price per share, including fees	$12.17	$10.61
As of March 31, 2013, $524.2 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(37.6)	0.4	0.0	(1.6)	(38.8)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(0.9)	0.2	2.1	1.4
Total change for the period	(37.6)	(0.5)	0.2	0.5	(37.4)
Balance as of March 31, 2013	$(167.7)	$0.3	$(12.5)	$(145.5)	$(325.4)
Reclassifications out of accumulated other comprehensive loss, net of tax for the three months ended March 31, 2013 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations
Foreign currency translation adjustments	$0.0
Gains on available-for-sale securities	(1.0)	Other income (expense), net
Losses on derivative instruments	0.4	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	2.8
Tax effect	(0.8)	Benefit of income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax for the three months ended March 31, 2013	$1.4

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 9 for further information.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:  Income Taxes
For the three months ended March 31, 2013, our effective income tax rate of 17.5% was negatively impacted primarily by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.
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
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the three months ended March 31, 2013.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.7	$4.14
Stock-settled awards	0.9	$12.76
Performance-based awards	1.5	$11.91
Total stock-based compensation awards	3.1
During the three months ended March 31, 2013, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $71.8. Of this amount, awards with a total target value of $34.3 will be settled in shares upon vesting. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. Additionally, during the three months ended March 31, 2013, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $0.9. Cash awards are amortized over the vesting period, typically three years.

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2013	2012	2013	2012	2013	2012
Service cost	$0.0	$0.0	$2.5	$2.7	$0.0	$0.0
Interest cost	1.4	1.6	5.4	5.4	0.5	0.6
Expected return on plan assets	(2.0)	(1.9)	(4.8)	(4.5)	0.0	0.0
Amortization of:
Unrecognized actuarial losses	2.1	1.5	0.7	0.3	0.0	0.1
Net periodic cost	$1.5	$1.2	$3.8	$3.9	$0.5	$0.7
During the three months ended March 31, 2013, we contributed $3.7 of cash to our foreign pension plans, with no contributions to our domestic pension plan. For the remainder of 2013, we expect to contribute approximately $1.0 and $16.0 of cash to our domestic and foreign pension plans, respectively.

Note 10:  Segment Information
We have two reportable segments, IAN and CMG. IAN is comprised of McCann Worldgroup, Draftfcb, Lowe & Partners, IPG Mediabrands and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss). The segment information is presented consistently with the basis described in our 2012 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2013	2012
Revenue:
IAN	$1,241.1	$1,243.9
CMG	301.9	262.9
Total	$1,543.0	$1,506.8

Segment operating income (loss):
IAN	$(22.6)	$(15.3)
CMG	14.0	7.5
Corporate and other	(33.8)	(31.6)
Total	(42.4)	(39.4)

Interest expense	(36.8)	(32.6)
Interest income	6.4	8.0
Other income (expense), net	1.8	(1.3)
Loss before income taxes	$(71.0)	$(65.3)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$30.9	$28.4
CMG	3.8	3.4
Corporate and other	3.5	2.8
Total	$38.2	$34.6

Capital expenditures:
IAN	$10.0	$12.8
CMG	1.0	2.0
Corporate and other	6.8	7.6
Total	$17.8	$22.4

	March 31, 2013	December 31, 2012
Total assets:
IAN	$10,597.1	$11,035.3
CMG	1,087.6	1,073.1
Corporate and other	533.6	1,385.5
Total	$12,218.3	$13,493.9

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2013. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$958.0	$0.0	$0.0	$958.0	Cash and cash equivalents
Short-term marketable securities	5.4	0.0	0.0	5.4	Marketable securities
Long-term investments	1.6	0.0	0.0	1.6	Other assets
Total	$965.0	$0.0	$0.0	$965.0

As a percentage of total assets	7.9%	0.0%	0.0%	7.9%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	0.0	0.0	24.6	24.6

	December 31, 2012				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,806.6	$0.0	$0.0	$1,806.6	Cash and cash equivalents
Short-term marketable securities	16.0	0.0	0.0	16.0	Marketable securities
Long-term investments	1.5	0.0	0.0	1.5	Other assets
Total	$1,824.1	$0.0	$0.0	$1,824.1

As a percentage of total assets	13.5%	0.0%	0.0%	13.5%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$25.3	$25.3

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

Liabilities	Three months ended March 31, 2013
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$25.3
Realized gains included in net loss	(0.7)
Mandatorily redeemable noncontrolling interests - Balance at end of period	$24.6
Realized gains included in net loss for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$2,053.9	$83.9	$2,137.8	$0.0	$2,292.4	$90.8	$2,383.2
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
Guarantees
As discussed in our 2012 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $382.6 and $410.3 as of March 31, 2013 and December 31, 2012, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $283.0 and $283.4 as of March 31, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 13:  Recent Accounting Standards
Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued amended guidance for presenting comprehensive income, which is effective for us January 1, 2013, and applied prospectively. This amended guidance requires an entity to disclose significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items in net income. The adoption of this amended guidance required us to include additional disclosures in our unaudited Consolidated Financial Statements. See Note 6 for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2012 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (“SEC”). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2012 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 13 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2013 or that have not yet been required to be implemented and may be applicable to our future operations.

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
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative and strategic talent in fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our company to enhance our operations through mergers and strategic alliances, as well as the development of internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three months ended March 31, 2013, as compared with the same period in 2012.

	Three months ended March 31, 2013
% Increase	Total	Organic
Revenue	2.4%	2.3%
Salaries and related expenses	2.5%	2.2%
Office and general expenses	2.7%	3.4%

	Three months ended March 31,
	2013	2012
Operating margin	(2.7)%	(2.6)%
Expenses as % of revenue:
Salaries and related expenses	73.4%	73.3%
Office and general expenses	29.4%	29.3%

Net loss available to IPG common stockholders	$(59.2)	$(45.9)

Loss per share available to IPG common stockholders - basic and diluted	$(0.14)	$(0.10)
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first quarter of 2013 include the Brazilian Real, Japanese Yen and the South African Rand. During the first quarter of 2013, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period. For the first quarter of 2013, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and operating expenses, which had no net impact on our operating loss or operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the first quarter of 2013, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

REVENUE

		Components of Change				Change
	Three months ended March 31, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2013	Organic	Total
Consolidated	$1,506.8	$(12.2)	$13.3	$35.1	$1,543.0	2.3%	2.4%
Domestic	879.7	0.0	10.5	4.2	894.4	0.5%	1.7%
International	627.1	(12.2)	2.8	30.9	648.6	4.9%	3.4%
United Kingdom	125.2	(0.6)	1.1	12.7	138.4	10.1%	10.5%
Continental Europe	167.3	2.4	(0.5)	(9.7)	159.5	(5.8)%	(4.7)%
Asia Pacific	170.9	(4.5)	2.1	7.4	175.9	4.3%	2.9%
Latin America	79.3	(5.9)	0.1	12.8	86.3	16.1%	8.8%
Other	84.4	(3.6)	0.0	7.7	88.5	9.1%	4.9%
During the first quarter of 2013, our revenue increased by $36.2, or 2.4%, compared to the first quarter of 2012, due to an organic revenue increase of $35.1, or 2.3%, and the effect of net acquisitions of $13.3, partially offset by an adverse foreign currency rate impact of $12.2. Our organic revenue increase was primarily attributable to net client wins in the prior year in several client sectors, most notably in the auto and transportation sector, and throughout most geographic regions. Regionally, the largest organic revenue increases were in the Latin America region, primarily in Brazil, in the United Kingdom, and in the Asia Pacific region, predominantly in Australia, as well as several other key markets. Partially offsetting these increases was a decline in the Continental Europe region due to a continued challenging economic climate. In the domestic market, our organic revenue increase reflects growth at several of our agencies, most notably at our events marketing business, partially offset by the loss of certain client assignments in prior periods.
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
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended March 31,
	2013	2012
Salaries and related expenses	$1,132.1	$1,104.9
Office and general expenses	453.3	441.3
Total operating expenses	$1,585.4	$1,546.2
Operating loss	$(42.4)	$(39.4)

Salaries and Related Expenses

		Components of Change				Change
	2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2013	Organic	Total
Three months ended March 31,	$1,104.9	$(7.2)	$9.8	$24.6	$1,132.1	2.2%	2.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased slightly in the first quarter of 2013 to 73.4% from 73.3% when compared to the prior-year period. Salaries and related expenses in the first quarter of 2013 increased by $27.2 compared to the first quarter of 2012, due to an organic increase of $24.6 and the effect of net acquisitions of $9.8, partially offset by a favorable foreign currency rate impact of $7.2. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $24.9. The increase in base salaries, benefits and temporary help was primarily due to increases in our workforce, predominantly in our international regions, most notably in the Asia Pacific and Latin America regions, and businesses where we had revenue growth, as well as modest wage increases. Partially offsetting the organic increase was a reduction in incentive award expense of $4.2, primarily attributable to lower long-term incentive award expense due to our under performance relative to certain targets in 2012.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2013	2012
Salaries and related expenses	73.4%	73.3%
Base salaries, benefits and tax	61.3%	60.8%
Incentive expense	4.0%	4.4%
Severance expense	1.7%	1.4%
Temporary help	3.8%	4.0%
All other salaries and related expenses	2.6%	2.7%

Office and General Expenses

		Components of Change				Change
	2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2013	Organic	Total
Three months ended March 31,	$441.3	$(5.1)	$2.0	$15.1	$453.3	3.4%	2.7%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, increased slightly in the first quarter of 2013 to 29.4% from 29.3% when compared to the prior-year period. Office and general expenses in the first quarter of 2013 increased by $12.0 compared to the first quarter of 2012, primarily due to an organic increase of $15.1, partially offset by a favorable foreign currency rate impact of $5.1. The organic increase was primarily attributable to higher production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that increased in size or were new during the first quarter of 2013.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2013	2012
Office and general expenses	29.4%	29.3%
Professional fees	1.8%	2.0%
Occupancy expense (excluding depreciation and amortization)	7.9%	8.1%
Travel & entertainment, office supplies and telecommunications	3.9%	4.1%
All other office and general expenses	15.8%	15.1%
All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses), restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2013	2012
Cash interest on debt obligations	$(36.1)	$(34.2)
Non-cash interest	(0.7)	1.6
Interest expense	(36.8)	(32.6)
Interest income	6.4	8.0
Net interest expense	(30.4)	(24.6)
Other income (expense), net	1.8	(1.3)
Total (expenses) and other income	$(28.6)	$(25.9)
Net Interest Expense
For the three months ended March 31, 2013, net interest expense increased by $5.8 as compared to the prior-year period. Cash interest expense increased primarily due to our increase in debt from the issuances in the fourth quarter of 2012. We expect our cash interest expense to decrease in the second half of 2013, as we intend to retire our 10.00% Senior Unsecured Notes due 2017 in July 2013. Non-cash interest expense increased because the premium associated with our 4.25% Convertible Senior Notes due 2023, which were retired in March 2012, was fully amortized.

Other Income (Expense), Net
Results of operations for the three months ended March 31, 2013 and 2012 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2013	2012
Gains (losses) on sales of businesses and investments	$2.2	$(3.4)
Vendor discounts and credit adjustments	0.2	2.4
Other expense, net	(0.6)	(0.3)
Total other income (expense), net	$1.8	$(1.3)
Sales of Businesses and Investments – During the three months ended March 31, 2013, the gains on sales of businesses and investments primarily related to a gain recognized from the sale of marketable securities in the Asia Pacific region within our Integrated Agency Networks ("IAN") segment. During the three months ended March 31, 2012, the losses on sales of businesses and investments primarily related to a loss recognized from the sale of a business in the domestic market within our IAN segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Three months ended March 31,
	2013	2012
Loss before income taxes	$(71.0)	$(65.3)
Benefit of income taxes	$(12.4)	$(19.2)
Effective income tax rate	17.5%	29.4%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2013, our effective income tax rate of 17.5% was negatively impacted primarily by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

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

Segment Results of Operations – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2013: IAN and Constituency Management Group ("CMG"). We also report results for the "Corporate and other" group.

IAN
REVENUE

		Components of Change				Change
	Three months ended March 31, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2013	Organic	Total
Consolidated	$1,243.9	$(11.3)	$10.3	$(1.8)	$1,241.1	(0.1)%	(0.2)%
Domestic	710.5	0.0	10.5	(21.6)	699.4	(3.0)%	(1.6)%
International	533.4	(11.3)	(0.2)	19.8	541.7	3.7%	1.6%
During the first quarter of 2013, IAN revenue decreased by $2.8 compared to the first quarter of 2012, due to an adverse foreign currency rate impact of $11.3 and an organic revenue decrease of $1.8, partially offset by the effect of net acquisitions of $10.3. The domestic organic revenue decrease was primarily due to lower spending from existing clients and net client losses that occurred in the prior year, most notably in the food and beverage and technology and telecom sectors. Partially offsetting the decline in the domestic market were increases in the auto and transportation and financial services sectors. In our international markets, the organic revenue increase was primarily attributable to net client wins, most notably in the Latin America region, primarily in Brazil, in the Asia Pacific region, predominantly in Australia, and in the United Kingdom. The sectors primarily contributing to the international organic revenue increase were the technology and telecom and health care sectors.

SEGMENT OPERATING LOSS

	Three months ended March 31,
	2013	2012	Change
Segment operating loss	$(22.6)	$(15.3)	47.7%
Operating margin	(1.8)%	(1.2)%

Operating loss increased during the first quarter of 2013 when compared to the first quarter of 2012 due to an increase in salaries and related expenses of $15.9 and a decrease in revenue of $2.8, partially offset by a decrease in office and general expenses of $11.4. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce in certain businesses where we have grown and, to a lesser extent, higher severance expense, partially offset by a reduction in incentive award expense. The decrease in office and general expenses was primarily attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during the first quarter of 2013.

CMG
REVENUE

	Three months ended March 31, 2012	Components of Change			Three months ended March 31, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$262.9	$(0.9)	$3.0	$36.9	$301.9	14.0%	14.8%
Domestic	169.2	0.0	0.0	25.8	195.0	15.2%	15.2%
International	93.7	(0.9)	3.0	11.1	106.9	11.8%	14.1%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the first quarter of 2013, CMG revenue increased by $39.0 compared to the first quarter of 2012, primarily consisting of an organic revenue increase of $36.9. The organic revenue increase was due to net client wins across most disciplines, primarily in our events marketing and public relations businesses. The international organic revenue increase occurred throughout most regions, primarily in the United Kingdom, predominantly due to our events marketing business. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

SEGMENT OPERATING INCOME

	Three months ended March 31,
	2013	2012	Change
Segment operating income	$14.0	$7.5	86.7%
Operating margin	4.6%	2.9%
Operating income increased during the first quarter of 2013 when compared to the first quarter of 2012 due to an increase in revenue of $39.0, partially offset by increases in office and general expenses of $23.0 and salaries and related expenses of $9.5. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during the first quarter of 2013. The increase in salaries and related expenses was primarily attributable to increases in our workforce across disciplines to support business growth.

CORPORATE AND OTHER
Certain corporate and other charges are reported as a separate line item within total segment operating income (loss) and include corporate office expenses, as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses increased during the first quarter of 2013 by $2.2 to $33.8 compared to the first quarter of 2012, primarily due to an increase in occupancy costs and higher base salaries, benefits and temporary help.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2013	2012
Net loss, adjusted to reconcile net loss to net cash used in operating activities [1]	$(49.5)	$(30.5)
Net cash used in working capital [2]	(722.0)	(444.8)
Changes in other non-current assets and liabilities using cash	(3.6)	(23.2)
Net cash used in operating activities	$(775.1)	$(498.5)
Net cash used in investing activities	(39.8)	(21.3)
Net cash used in financing activities	(104.1)	(229.0)

[1]
Reflects net loss adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	March 31, 2013	December 31, 2012	March 31, 2012
Cash, cash equivalents and marketable securities	$1,651.1	$2,590.8	$1,586.9

Short-term borrowings	$159.7	$172.1	$161.5
Current portion of long-term debt	1.9	216.6	219.8
Long-term debt	2,071.6	2,060.8	1,239.7
Total debt	$2,233.2	$2,449.5	$1,621.0

Operating Activities
Net cash used in operating activities during the first quarter of 2013 was $775.1, which was an increase of $276.6 as compared to the first quarter of 2012, primarily due to the change in working capital. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first quarter of 2013 was primarily impacted by our media businesses.
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

Investing Activities
Net cash used in investing activities during the first quarter of 2013 primarily reflects payments for acquisitions and capital expenditures. Payments for acquisitions of $34.9 relate to acquisitions completed in the first quarter of 2013. Capital expenditures of $17.8 relate primarily to computer hardware and software, and leasehold improvements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financing Activities
Net cash used in financing activities during the first quarter of 2013 is primarily related to the repurchase of our common stock and payment of dividends. In the first quarter of 2013, we repurchased 6.2 shares of our common stock for an aggregate cost of $75.8, including fees, and made dividend payments of $31.0 on our common stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $10.1 during the first quarter of 2013. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Euro and South African Rand, partially offset by the U.S. Dollar being weaker than other foreign currencies, including the Brazilian Real and Indian Rupee, as of March 31, 2013 as compared to December 31, 2012.

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
Notable funding requirements include:

•
Debt service – In March 2013, we retired all $200.0 in aggregate principal amount of our 4.75% Notes. Nearly all of the 4.75% Notes were converted into IPG common stock. We have the option to redeem the $600.0 in aggregate principal amount of our 10.00% Notes at par plus a "make-whole" amount and accrued and unpaid interest at any time prior to July 15, 2013, and at 105% of their principal amount plus accrued and unpaid interest at any time on or after that date. We intend to retire the 10.00% Notes in July 2013. The remainder of our debt is primarily long-term, with maturities scheduled through 2031.

•
Acquisitions – We paid cash of $34.9, which was net of cash acquired of $4.1, for acquisitions completed in the first quarter of 2013. We also paid cash of $0.7 related to prior year acquisitions. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $30.0 for the remainder of 2013 related to prior acquisitions. We may also be required to pay approximately $14.0 related to put options held by minority shareholders if exercised during 2013. We will continue to evaluate strategic opportunities to grow and continue to strengthen our position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2013, we paid a cash dividend of $0.075 per share on our common stock, which corresponded to an aggregate dividend payment of $31.0. Assuming we continue to pay a quarterly dividend of $0.075 per share and there is no significant change in the number of outstanding shares as of March 31, 2013, we would pay an additional approximately $97.0 in 2013. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the three months ended March 31, 2013, we contributed $3.7 of cash to our foreign

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

pension plans, with no contributions to our domestic pension plan. For the remainder of 2013, we expect to contribute approximately $1.0 and $16.0 of cash to our domestic and foreign pension plans, respectively.

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. As of March 31, 2013, $524.2 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	March 31, 2013
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,651.1
Committed credit agreement	$1,000.0	$0.0	$14.5	$985.5
Uncommitted credit arrangements	$322.3	$159.7	$3.3	$159.3

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

Credit Agreements
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
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2013. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of March 31, 2013.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2013	EBITDA Reconciliation	March 31, 2013
Interest coverage ratio (not less than)	5.00x	Operating income	$675.3
Actual interest coverage ratio	7.78x	Add:
		Depreciation and amortization	194.5
Leverage ratio (not greater than)	2.75x	Other non-cash amounts	0.7
Actual leverage ratio [1]	1.88x	EBITDA [2]	$870.5

[1]
In November 2012, we entered into an amendment to our Credit Agreement that modified the definition of total debt for our financial covenants, as a result of which $600.0 of total debt was disregarded as of March 31, 2013 for purposes of this calculation.

[2]	EBITDA is calculated as defined in the Credit Agreement.

We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

to provide funding directly to some of our international operations. As of March 31, 2013, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 5.0%.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2013 the amount netted was $1,259.6.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of April 15, 2013 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Stable	Stable
We are investment-grade rated by both Moody's Investor Services ("Moody's") and Fitch Ratings. The most recent update to our credit ratings occurred in February 2013 when Standard and Poor's changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2012. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS
See Note 13 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2013 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the three months ended March 31, 2013. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2013 and December 31, 2012, approximately 93% of our debt obligations bore fixed interest rates. We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of March 31, 2013. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swaps. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2013, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2013 to March 31, 2013.

	Total Number of Shares (or Units) Purchased [1,2]	Average Price Paid per Share (or Unit) [3]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [4]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [4]
January 1 - 31	3,787,494	$11.80	3,768,444	$55,531,704
February 1 - 28	636,193	$11.97	537,314	$349,181,612
March 1 - 31	4,143,241	$12.96	1,924,324	$524,181,621
Total	8,566,928	$12.37	6,230,082

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 19,050 Withheld Shares in January 2013, 98,879 Withheld Shares in February 2013 and 1,384,455 Withheld Shares in March 2013, for a total of 1,502,384 Withheld Shares during the three-month period.

[2]
Includes 834,462 share of our common stock that we acquired in March 2013 in connection with our exercise of certain capped call options, entered into in November 2010, to hedge the risk of price appreciation on the shares of common stock into which our 4.75% Convertible Senior Notes due 2023 were convertible.

[3]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations, the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 6 to the unaudited Consolidated Financial Statements and, for March only, the aggregate amount we paid for shares acquired in connection with our exercise of the capped call options, described in Note 2 to the unaudited Consolidated Financial Statements by (b) the sum of the number of Withheld Shares, the number of shares acquired in our stock repurchase program and, for March only, the number of shares acquired in connection with the exercise of the capped call options.

[4]
On February 22, 2013, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. On April 1, 2013, we announced that our Board had approved an increase in that share repurchase program from $300.0 million to $500.0 million of our common stock. There is no expiration date associated with the share repurchase programs.

Working Capital Restrictions and Other Limitations on the Payment of Dividends
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made. As of April 25, 2013, there were no accumulated and unpaid preferred stock dividends.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 25, 2013

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 25, 2013

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(iii)(A)(1)	Amendment No. 1 to the Employee Stock Purchase Plan (2006) of the Company (the "ESPP").

10(iii)(A)(2)	Amendment No. 2 to the ESPP.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2013.