Form 10-Q
period 2013-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2013-07-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of July 15, 2013 was 422,150,896.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUE	$1,756.2	$1,715.7	$3,299.2	$3,222.5

OPERATING EXPENSES:
Salaries and related expenses	1,120.2	1,088.9	2,252.3	2,193.8
Office and general expenses	461.2	450.4	914.5	891.7
Total operating expenses	1,581.4	1,539.3	3,166.8	3,085.5

OPERATING INCOME	174.8	176.4	132.4	137.0

EXPENSES AND OTHER INCOME:
Interest expense	(37.5)	(32.7)	(74.3)	(65.3)
Interest income	5.8	6.7	12.2	14.7
Other income, net	4.8	4.7	6.6	3.4
Total (expenses) and other income	(26.9)	(21.3)	(55.5)	(47.2)

Income before income taxes	147.9	155.1	76.9	89.8
Provision for income taxes	62.0	50.1	49.6	30.9
Income of consolidated companies	85.9	105.0	27.3	58.9
Equity in net income of unconsolidated affiliates	0.2	0.5	0.3	0.9
NET INCOME	86.1	105.5	27.6	59.8
Net income attributable to noncontrolling interests	(3.3)	(3.6)	(1.1)	(0.9)
NET INCOME ATTRIBUTABLE TO IPG	82.8	101.9	26.5	58.9
Dividends on preferred stock	(2.9)	(2.9)	(5.8)	(5.8)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$79.9	$99.0	$20.7	$53.1

Earnings per share available to IPG common stockholders:
Basic	$0.19	$0.23	$0.05	$0.12
Diluted	$0.18	$0.22	$0.05	$0.12

Weighted-average number of common shares outstanding:
Basic	425.1	437.4	419.7	437.5
Diluted	448.3	477.7	425.1	459.7

Dividends declared per common share	$0.075	$0.060	$0.15	$0.12

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
NET INCOME	$86.1	$105.5	$27.6	$59.8

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(74.5)	(66.3)	(113.3)	(21.2)

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.4	135.0	0.8	135.5
Less: recognition of previously unrealized (gains) losses included in net income	(0.4)	0.0	(1.4)	0.6
Income tax effect	0.1	(50.6)	0.2	(50.6)
	0.1	84.4	(0.4)	85.5

Derivative instruments:
Changes in fair value of derivative instruments	0.0	(15.8)	0.0	(18.6)
Less: recognition of previously unrealized losses in net income	0.5	0.0	0.9	0.0
Income tax effect	(0.2)	7.7	(0.4)	7.7
	0.3	(8.1)	0.5	(10.9)

Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	1.1	1.3	0.0	1.0
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.7	1.8	5.5	3.7
Other	(0.2)	0.0	(0.7)	(0.1)
Income tax effect	(1.3)	(1.2)	(2.0)	(1.7)
	2.3	1.9	2.8	2.9

Other comprehensive (loss) income, net of tax	(71.8)	11.9	(110.4)	56.3
TOTAL COMPREHENSIVE INCOME (LOSS)	14.3	117.4	(82.8)	116.1
Less: comprehensive income (loss) attributable to noncontrolling interests	1.5	2.0	(1.9)	(0.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$12.8	$115.4	$(80.9)	$116.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$1,613.9	$2,574.8
Marketable securities	4.6	16.0
Accounts receivable, net of allowance of $62.2 and $59.0	4,047.8	4,496.6
Expenditures billable to clients	1,545.9	1,318.8
Other current assets	391.9	332.1
Total current assets	7,604.1	8,738.3
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,144.6 and $1,134.9	475.9	504.8
Deferred income taxes	178.4	160.5
Goodwill	3,580.7	3,580.6
Other non-current assets	497.6	509.7
TOTAL ASSETS	$12,336.7	$13,493.9

LIABILITIES:
Accounts payable	$5,891.0	$6,584.8
Accrued liabilities	548.6	728.2
Short-term borrowings	186.0	172.1
Current portion of long-term debt	594.8	216.6
Total current liabilities	7,220.4	7,701.7
Long-term debt	1,478.6	2,060.8
Deferred compensation	471.7	489.0
Other non-current liabilities	558.6	558.6
TOTAL LIABILITIES	9,729.3	10,810.1

Redeemable noncontrolling interests (see Note 5)	231.0	227.2

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	51.1	48.8
Additional paid-in capital	2,735.7	2,465.4
Retained earnings	696.5	738.3
Accumulated other comprehensive loss, net of tax	(395.4)	(288.0)
	3,309.4	3,186.0
Less: Treasury stock	(965.1)	(765.4)
Total IPG stockholders’ equity	2,344.3	2,420.6
Noncontrolling interests	32.1	36.0
TOTAL STOCKHOLDERS’ EQUITY	2,376.4	2,456.6
TOTAL LIABILITIES AND EQUITY	$12,336.7	$13,493.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.6	$59.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	77.4	71.4
Provision for uncollectible receivables	7.4	9.1
Amortization of restricted stock and other non-cash compensation	24.9	29.4
Net amortization of bond discounts (premiums) and deferred financing costs	4.0	(0.7)
Deferred income tax benefit	(14.3)	(43.4)
Other	(11.5)	8.8
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	330.5	675.1
Expenditures billable to clients	(255.7)	(278.2)
Other current assets	(56.4)	(46.0)
Accounts payable	(573.4)	(622.2)
Accrued liabilities	(150.3)	(189.9)
Other non-current assets and liabilities	(1.6)	(13.8)
Net cash used in operating activities	(591.4)	(340.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(48.2)	(51.6)
Capital expenditures	(46.8)	(58.2)
Net sales (purchases) and maturities of short-term marketable securities	11.6	(0.3)
Proceeds from sales of businesses and investments, net of cash sold	3.1	12.6
Other investing activities	(2.1)	(0.1)
Net cash used in investing activities	(82.4)	(97.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(1.2)	(400.5)
Proceeds from issuance of long-term debt	0.0	246.8
Repurchase of common stock	(180.6)	(118.1)
Common stock dividends	(62.7)	(52.3)
Exercise of stock options	31.5	7.7
Acquisition-related payments	(26.8)	(34.5)
Net increase in short-term bank borrowings	19.1	28.5
Distributions to noncontrolling interests	(7.0)	(9.0)
Preferred stock dividends	(5.8)	(5.8)
Excess tax benefit on share-based compensation	7.4	0.0
Other financing activities	0.1	(3.9)
Net cash used in financing activities	(226.0)	(341.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(61.1)	(21.4)
Net decrease in cash and cash equivalents	(960.9)	(800.7)
Cash and cash equivalents at beginning of period	2,574.8	2,302.7
Cash and cash equivalents at end of period	$1,613.9	$1,502.0
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2012	$221.5	492.0	$48.8	$2,465.4	$738.3	$(288.0)	$(765.4)	$2,420.6	$36.0	$2,456.6
Net income					26.5			26.5	1.1	27.6
Other comprehensive loss						(107.4)		(107.4)	(3.0)	(110.4)
Reclassifications related to redeemable noncontrolling interests									3.6	3.6
Distributions to noncontrolling interests									(7.0)	(7.0)
Change in redemption value of redeemable noncontrolling interests					0.6			0.6		0.6
Repurchase of common stock							(180.6)	(180.6)		(180.6)
Common stock dividends					(62.7)			(62.7)		(62.7)
Preferred stock dividends					(5.8)			(5.8)		(5.8)
Conversion of convertible notes to common stock		16.9	1.7	198.3				200.0		200.0
Capped call transaction				19.1			(19.1)	0.0		0.0
Stock-based compensation		2.4	0.4	32.1				32.5		32.5
Exercise of stock options		3.5	0.4	31.5				31.9		31.9
Shares withheld for taxes		(1.5)	(0.2)	(19.4)				(19.6)		(19.6)
Excess tax benefit from stock-based compensation				6.8				6.8		6.8
Other				1.9	(0.4)			1.5	1.4	2.9
Balance at June 30, 2013	$221.5	513.3	$51.1	$2,735.7	$696.5	$(395.4)	$(965.1)	$2,344.3	$32.1	$2,376.4

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

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2013		December 31, 2012
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.1)	6.29%	$352.0	$371.0	$352.8	$372.6
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $7.4 )	10.38%	592.6	630.8	591.9	660.8
2.25% Senior Notes due 2017 (less unamortized discount of $0.6)	2.30%	299.4	293.5	299.3	297.8
4.00% Senior Notes due 2022 (less unamortized discount of $2.7)	4.13%	247.3	241.0	247.1	258.7
3.75% Senior Notes due 2023 (less unamortized discount of $1.4)	4.32%	498.6	464.2	498.5	499.7
4.75% Convertible Senior Notes due 2023		0.0	0.0	200.5	202.8
Other notes payable and capitalized leases		83.5	81.6	87.3	90.8
Total long-term debt		2,073.4		2,277.4
Less: current portion [2]		594.8		216.6
Long-term debt, excluding current portion		$1,478.6		$2,060.8

[1]	See Note 11 for information on the fair value measurement of our long-term debt.

[2]
In June 2013, we exercised our option to redeem all of the 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes") on July 15, 2013, as such, we included our 10.00% Notes in the current portion of long-term debt on our June 30, 2013 unaudited Consolidated Balance Sheet. We included our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) in the current portion of long-term debt on our December 31, 2012 Consolidated Balance Sheet because holders of the 4.75% Notes had an option to require us to repurchase their Notes for cash, stock or a combination, at our election, at par on March 15, 2013. The 4.75% Notes were retired in the first quarter of 2013.

Debt Transactions
10.00% Senior Unsecured Notes due 2017
In June 2013, we announced the exercise of the Company's option to redeem for cash all of the 10.00% Notes, of which an aggregate principal amount of $600.0 was outstanding. The redemption was on July 15, 2013. The redemption price was equal to 105% of the aggregate principal amount of the 10.00% Notes. See Note 14 for further information regarding subsequent events.

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

Capped Call
In November 2010, we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes were convertible. In March 2013, we exercised our capped call options and elected net share settlement. During the first half of 2013, we received a total of 1.5 settlement shares from the option counterparties.

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
During the first half of 2013, we reclassified $0.9 from accumulated other comprehensive loss into interest expense. Over the next twelve months, we expect to reclassify $1.8 from accumulated other comprehensive loss into interest expense in our unaudited Consolidated Statements of Operations.

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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2013.

Note 3:  Convertible Preferred Stock
The conversion rate of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock")is subject to adjustment upon the occurrence of certain events, including the payment of cash dividends on our common stock. During the first quarter of 2013, the conversion rate per share for our Series B Preferred Stock was adjusted from 76.2197 to 77.1251 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the fourth quarter of 2012 and first quarter of 2013, resulting in a corresponding adjustment of the conversion price from $13.12 to $12.97. There was no additional adjustment required to the conversion rate in the second quarter of 2013.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income available to IPG common stockholders - basic	$79.9	$99.0	$20.7	$53.1
Adjustments: Effect of dilutive securities
Interest on 4.75% Notes [1]	0.0	1.0	0.0	0.0
Interest on 4.25% Notes [2]	0.0	0.0	0.0	0.3
Preferred stock dividends	2.9	2.9	0.0	0.0
Net income available to IPG common stockholders - diluted	$82.8	$102.9	$20.7	$53.4

Weighted-average number of common shares outstanding - basic	425.1	437.4	419.7	437.5
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	6.1	6.9	5.4	6.6
4.75% Notes [1]	0.0	16.7	0.0	0.0
4.25% Notes [2]	0.0	0.0	0.0	15.6
Preferred stock outstanding	17.1	16.7	0.0	0.0
Weighted-average number of common shares outstanding - diluted	448.3	477.7	425.1	459.7

Earnings per share available to IPG common stockholders - basic	$0.19	$0.23	$0.05	$0.12
Earnings per share available to IPG common stockholders - diluted	$0.18	$0.22	$0.05	$0.12

1 We retired all of our outstanding 4.75% Notes in March 2013. See Note 2 for further information on our 4.75% Notes. For purposes of calculating diluted earnings per share, the potentially dilutive shares are pro-rated based on the period they were outstanding.
2 We retired all of our outstanding 4.25% Notes in March 2012. For purposes of calculating diluted earnings per share, the potentially dilutive shares are pro-rated based on the period they were outstanding.

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
4.75% Notes [1]	0.0	0.0	6.6	16.7
Preferred stock outstanding	0.0	0.0	17.1	16.7
Total	0.0	0.0	23.7	33.4

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [2]	0.2	7.1	1.3	7.1

[1]
We retired all of our outstanding 4.75% Notes in March 2013. See Note 2 for further information on our 4.75% Notes. For purposes of calculating diluted earnings per share, the potentially dilutive shares are pro-rated based on the period they were outstanding.

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
During the first half of 2013, we completed eight acquisitions, including a full-service digital agency in India, a public relations consultancy in India and a mobile marketing agency in Australia. Of our eight acquisitions, seven were included in the Integrated Agency Networks (“IAN”) operating segment and one was included in the Constituency Management Group ("CMG") operating segment. During the first half of 2013, we recorded approximately $66.0 of goodwill and intangible assets related to these acquisitions.
During the first half of 2012, we completed six acquisitions, most notably a healthcare market research and consulting agency and a search marketing agency in the United Kingdom. Of our six acquisitions, three were included in the IAN operating segment and three were included in the CMG operating segment. During the first half of 2012, we recorded approximately $79.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Six months ended June 30,
	2013	2012
Cost of investment: current-year acquisitions	$51.9	$59.3
Cost of investment: prior-year acquisitions	27.8	35.4
Less: net cash acquired	(4.7)	(8.6)
Total cost of investment	75.0	86.1

Operating expense [1]	0.0	3.2
Total cash paid for acquisitions [2]	$75.0	$89.3

[1]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

[2]
Of the total cash paid, $26.8 and $34.5 for the six months ended June 30, 2013, and 2012, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows within acquisition-related payments. These amounts relate to increases in our ownership interests in our consolidated subsidiaries, as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $48.2 and $51.6 for the six months ended June 30, 2013, and 2012, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2013	2012
Balance at beginning of period	$227.2	$243.4
Change in related noncontrolling interests balance	(3.6)	(3.7)
Changes in redemption value of redeemable noncontrolling interests:
Additions	12.5	1.0
Redemptions and other	(2.1)	(14.2)
Redemption value adjustments [1]	(3.0)	(4.2)
Balance at end of period	$231.0	$222.3

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2013	December 31, 2012
Salaries, benefits and related expenses	$329.3	$478.2
Office and related expenses	50.3	51.6
Acquisition obligations	11.9	29.5
Interest	48.3	42.4
Professional fees	20.0	21.7
Other	88.8	104.8
Total accrued liabilities	$548.6	$728.2

Other Income, Net
Results of operations for the three and six months ended June 30, 2013 and 2012 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gains (losses) on sales of businesses and investments	$0.5	$1.6	$2.7	$(1.8)
Vendor discounts and credit adjustments	0.3	2.5	0.5	4.9
Other income, net	4.0	0.6	3.4	0.3
Total other income, net	$4.8	$4.7	$6.6	$3.4
Sales of Businesses and Investments – During the first half of 2013, the gains on sales of businesses and investments primarily related to a gain recognized in the first quarter of 2013 from the sale of marketable securities in the Asia Pacific region within our IAN segment. During the first half of 2012, the losses on sales of businesses and investments primarily related to a loss recognized from the sale of a business in the domestic market within our IAN segment, which was partially offset by a gain recognized in the second quarter of 2012 related to the sale of a business in an international market within our CMG segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.
Other Income, net – During the second quarter of 2013, other income, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(110.3)	0.8	0.0	(0.7)	(110.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(1.2)	0.5	3.5	2.8
Total change for the period	(110.3)	(0.4)	0.5	2.8	(107.4)
Balance as of June 30, 2013	$(240.4)	$0.4	$(12.2)	$(143.2)	$(395.4)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2013 are as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected Line Item in the Consolidated Statement of Operations
Foreign currency translation adjustments	$0.0	$0.0
Gains on available-for-sale securities	(0.4)	(1.4)	Other income, net
Losses on derivative instruments	0.5	0.9	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	2.7	5.5
Tax effect	(1.4)	(2.2)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.4	$2.8

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 9 for further information.

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. In February 2012, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In November 2012, the Board authorized an increase in the amount available under our 2012 share repurchase program up to $400.0, excluding fees, of our common stock, as a result of the sale of our remaining holdings in Facebook. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means.
The following table presents our share repurchase activity under our share repurchase programs.

	Six months ended June 30,
	2013	2012
Number of shares repurchased	13.7	11.0
Aggregate cost, including fees	$180.6	$118.1
Average price per share, including fees	$13.22	$10.78
As of June 30, 2013, $419.5 remains available for repurchase under the 2013 share repurchase program. The 2013 share repurchase program has no expiration date. We fully utilized the 2012 share repurchase program in the second quarter of 2013.

Note 7:  Income Taxes
For the three and six months ended June 30, 2013, our effective income tax rate of 41.9% and 64.5%, respectively, was negatively impacted primarily by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $25.0 and $35.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
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
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the six months ended June 30, 2013.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.7	$4.14
Stock-settled awards	1.0	$12.91
Performance-based awards	1.5	$11.91
Total stock-based compensation awards	3.2
During the six months ended June 30, 2013, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $73.8. Of this amount, awards with a total target value of $35.2 will be settled in shares upon vesting. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. Additionally, during the six months ended June 30, 2013, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $1.1. Cash awards are amortized over the vesting period, typically three years.

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended June 30,	2013	2012	2013	2012	2013	2012
Service cost	$0.0	$0.0	$2.6	$2.6	$0.0	$0.1
Interest cost	1.3	1.5	5.2	5.6	0.3	0.6
Expected return on plan assets	(1.9)	(1.9)	(4.8)	(4.6)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.1
Prior service cost (credit)	0.0	0.0	0.1	0.0	0.0	(0.1)
Unrecognized actuarial losses (gains)	1.9	1.7	0.7	0.2	0.0	(0.1)
Net periodic cost	$1.3	$1.3	$3.8	$3.8	$0.3	$0.6

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six months ended June 30,	2013	2012	2013	2012	2013	2012
Service cost	$0.0	$0.0	$5.1	$5.3	$0.0	$0.1
Interest cost	2.7	3.1	10.6	11.0	0.8	1.2
Expected return on plan assets	(3.9)	(3.8)	(9.6)	(9.1)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.1
Prior service cost (credit)	0.0	0.0	0.1	0.0	0.0	(0.1)
Unrecognized actuarial losses	4.0	3.2	1.4	0.5	0.0	0.0
Net periodic cost	$2.8	$2.5	$7.6	$7.7	$0.8	$1.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the six months ended June 30, 2013, we contributed $0.5 and $7.6 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2013, we do not expect to make any additional cash contributions to our domestic pension plan and we expect to contribute approximately $12.0 of cash to our foreign pension plans.

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
Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
IAN	$1,435.7	$1,423.3	$2,676.8	$2,667.2
CMG	320.5	292.4	622.4	555.3
Total	$1,756.2	$1,715.7	$3,299.2	$3,222.5

Segment operating income:
IAN	$169.2	$177.3	$146.6	$162.0
CMG	34.6	31.2	48.6	38.7
Corporate and other	(29.0)	(32.1)	(62.8)	(63.7)
Total	174.8	176.4	132.4	137.0

Interest expense	(37.5)	(32.7)	(74.3)	(65.3)
Interest income	5.8	6.7	12.2	14.7
Other income, net	4.8	4.7	6.6	3.4
Income before income taxes	$147.9	$155.1	$76.9	$89.8

Depreciation and amortization of fixed assets and intangible assets:
IAN	$31.6	$29.9	$62.5	$58.3
CMG	3.9	3.3	7.7	6.7
Corporate and other	3.7	3.6	7.2	6.4
Total	$39.2	$36.8	$77.4	$71.4

Capital expenditures:
IAN	$13.5	$19.9	$23.5	$32.7
CMG	3.1	3.6	4.1	5.6
Corporate and other	12.4	12.3	19.2	19.9
Total	$29.0	$35.8	$46.8	$58.2

	June 30, 2013	December 31, 2012
Total assets:
IAN	$10,602.4	$11,035.3
CMG	1,143.3	1,073.1
Corporate and other	591.0	1,385.5
Total	$12,336.7	$13,493.9

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2013. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$994.5	$0.0	$0.0	$994.5	Cash and cash equivalents
Short-term marketable securities	4.6	0.0	0.0	4.6	Marketable securities
Long-term investments	1.4	0.0	0.0	1.4	Other assets
Total	$1,000.5	$0.0	$0.0	$1,000.5

As a percentage of total assets	8.1%	0.0%	0.0%	8.1%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$25.7	$25.7

	December 31, 2012				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,806.6	$0.0	$0.0	$1,806.6	Cash and cash equivalents
Short-term marketable securities	16.0	0.0	0.0	16.0	Marketable securities
Long-term investments	1.5	0.0	0.0	1.5	Other assets
Total	$1,824.1	$0.0	$0.0	$1,824.1

As a percentage of total assets	13.5%	0.0%	0.0%	13.5%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$25.3	$25.3

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the six months ended June 30, 2013.

Liabilities	Mandatorily Redeemable Noncontrolling Interests
Balance at December 31, 2012	$25.3
Level 3 additions	1.0
Level 3 reductions	(0.9)
Realized losses included in net income	0.3
Balance at June 30, 2013	$25.7
Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	0.0	2,000.5	81.6	$2,082.1	$0.0	$2,292.4	$90.8	$2,383.2
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
Guarantees
As discussed in our 2012 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $400.0 and $410.3 as of June 30, 2013 and December 31, 2012, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $257.3 and $283.4 as of June 30, 2013 and December 31, 2012, respectively.

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

Note 14:  Subsequent Events
On July 15, 2013, we redeemed all $600.0 in aggregate principal amount of the 10.00% Notes. Total cash paid to redeem the 10.00% Notes was $630.0. In connection with the redemption of the 10.00% Notes, we recognized a loss on extinguishment of debt of $45.2, which includes the write-off of the remaining unamortized discount of $7.3, unamortized debt issuance costs of $7.9 and a redemption premium of $30.0. The loss on extinguishment of debt will be recorded in the third quarter of 2013, in other income, net within our unaudited Consolidated Statement of Operations. See Note 2 for further information on the 10.00% Notes.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and six months ended June 30, 2013, as compared with the same periods in 2012.

	Three months ended June 30, 2013		Six months ended June 30, 2013
% Increase	Total	Organic	Total	Organic
Revenue	2.4%	2.2%	2.4%	2.3%
Salaries and related expenses	2.9%	2.8%	2.7%	2.5%
Office and general expenses	2.4%	2.8%	2.6%	3.1%

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating margin	10.0%	10.3%	4.0%	4.3%
Expenses as % of revenue:
Salaries and related expenses	63.8%	63.5%	68.3%	68.1%
Office and general expenses	26.3%	26.3%	27.7%	27.7%

Net income available to IPG common stockholders	$79.9	$99.0	$20.7	$53.1

Earnings per share available to IPG common stockholders:
Basic	$0.19	$0.23	$0.05	$0.12
Diluted	$0.18	$0.22	$0.05	$0.12
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first half of 2013 include the Brazilian Real, Japanese Yen, Pound Sterling and the South African Rand. During the first half of 2013, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a negative impact on our consolidated results of operations. For the second quarter and first half of 2013, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and operating expenses, which had a minimal impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the second quarter and first half of 2013, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

REVENUE

		Components of Change				Change
	Three months ended June 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2013	Organic	Total
Consolidated	$1,715.7	$(17.4)	$19.9	$38.0	$1,756.2	2.2%	2.4%
Domestic	950.9	0.0	14.1	31.6	996.6	3.3%	4.8%
International	764.8	(17.4)	5.8	6.4	759.6	0.8%	(0.7)%
United Kingdom	126.7	(4.3)	(1.3)	(1.7)	119.4	(1.3)%	(5.8)%
Continental Europe	210.7	2.4	0.0	(16.8)	196.3	(8.0)%	(6.8)%
Asia Pacific	211.0	(6.5)	6.9	9.6	221.0	4.5%	4.7%
Latin America	107.5	(5.2)	0.2	17.3	119.8	16.1%	11.4%
Other	108.9	(3.8)	0.0	(2.0)	103.1	(1.8)%	(5.3)%
During the second quarter of 2013, our revenue increased by $40.5, or 2.4%, compared to the second quarter of 2012, due to an organic revenue increase of $38.0, or 2.2%, and the effect of net acquisitions of $19.9, partially offset by an adverse foreign currency rate impact of $17.4. Our organic revenue increase was primarily attributable to net higher spending from existing clients and net client wins in our domestic market, primarily in the auto and transportation and consumer goods sectors, partially offset by the loss of certain client assignments in the technology and telecom and retail sectors in prior periods. In our international markets, the organic revenue increase was primarily in the Latin America region, most notably in Brazil, and in the Asia Pacific region, predominantly in Australia, partially offset by an organic revenue decrease in the Continental Europe region due to a continued challenging economic climate. The organic revenue increase in our international markets was primarily due to net client wins, most notably in the technology and telecom and auto and transportation sectors, partially offset by a decrease in spending from existing clients, primarily in the food and beverage and consumer goods sectors.
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

		Components of Change				Change
	Six months ended June 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2013	Organic	Total
Consolidated	$3,222.5	$(29.6)	$33.2	$73.1	$3,299.2	2.3%	2.4%
Domestic	1,830.6	0.0	24.6	35.8	1,891.0	2.0%	3.3%
International	1,391.9	(29.6)	8.6	37.3	1,408.2	2.7%	1.2%
United Kingdom	251.9	(4.9)	(0.2)	11.0	257.8	4.4%	2.3%
Continental Europe	378.0	4.8	(0.5)	(26.5)	355.8	(7.0)%	(5.9)%
Asia Pacific	381.9	(11.0)	9.0	17.0	396.9	4.5%	3.9%
Latin America	186.8	(11.1)	0.3	30.1	206.1	16.1%	10.3%
Other	193.3	(7.4)	0.0	5.7	191.6	2.9%	(0.9)%
During the first half of 2013, our revenue increased by $76.7, or 2.4%, compared to the first half of 2012, due to an organic revenue increase of $73.1, or 2.3%, and the effect of net acquisitions of $33.2, partially offset by an adverse foreign currency rate impact of $29.6. Our organic revenue increase was primarily attributable to net client wins, in most client sectors, most notably in the auto and transportation sector, and throughout nearly all geographic regions. Regionally, the largest organic increases were

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

in the domestic market due to strong growth in the second quarter of 2013, in the Latin America region, primarily in Brazil, in the Asia Pacific region, predominantly in Australia, and in the United Kingdom, which had an organic revenue increase in the first quarter of 2013. Partially offsetting these increases was an organic revenue decrease in the Continental Europe region due to a continued challenging economic climate.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Salaries and related expenses	$1,120.2	$1,088.9	$2,252.3	$2,193.8
Office and general expenses	461.2	450.4	914.5	891.7
Total operating expenses	$1,581.4	$1,539.3	$3,166.8	$3,085.5
Operating income	$174.8	$176.4	$132.4	$137.0

Salaries and Related Expenses

		Components of Change				Change
	2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2013	Organic	Total
Three months ended June 30,	$1,088.9	$(9.4)	$10.3	$30.4	$1,120.2	2.8%	2.9%
Six months ended June 30,	2,193.8	(16.6)	20.1	55.0	2,252.3	2.5%	2.7%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the second quarter of 2013 to 63.8% from 63.5% when compared to the prior-year period. Salaries and related expenses in the second quarter of 2013 increased by $31.3 compared to the second quarter of 2012, due to an organic increase of $30.4 and the effect of net acquisitions of $10.3, partially offset by a favorable foreign currency rate impact of $9.4. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $34.6, primarily due to increases in our workforce, predominantly in our international regions, most notably in the Asia Pacific and Latin America regions, and at businesses where we had revenue growth or new business wins, as well as modest wage increases.
Our staff cost ratio increased in the first half of 2013 to 68.3% from 68.1% when compared to the prior-year period. Salaries and related expenses in the first half of 2013 increased by $58.5 compared to the first half of 2012, due to an organic increase of $55.0 and the effect of net acquisitions of $20.1, partially offset by a favorable foreign currency rate impact of $16.6. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $59.5, driven by factors similar to those noted above for the second quarter of 2013. Partially offsetting the organic increase was a reduction in incentive award expense of $11.8, primarily attributable to lower long-term incentive award expense due to our under performance relative to certain targets in 2012.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Salaries and related expenses	63.8%	63.5%	68.3%	68.1%
Base salaries, benefits and tax	53.5%	52.6%	57.1%	56.4%
Incentive expense	2.8%	3.3%	3.4%	3.8%
Severance expense	1.3%	1.2%	1.5%	1.3%
Temporary help	3.6%	3.7%	3.7%	3.8%
All other salaries and related expenses	2.6%	2.7%	2.6%	2.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change				Change
	2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2013	Organic	Total
Three months ended June 30,	$450.4	$(5.0)	$3.4	$12.4	$461.2	2.8%	2.4%
Six months ended June 30,	891.7	(10.1)	5.4	27.5	914.5	3.1%	2.6%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, remained flat at 26.3% for the second quarter of 2013 when compared to the prior-year period. Office and general expenses in the second quarter of 2013 increased by $10.8 compared to the second quarter of 2012, primarily due to an organic increase of $12.4, partially offset by a favorable foreign currency rate impact of $5.0. The organic increase was primarily attributable to higher production expenses related to pass-through costs, which are also reflected in revenue, and an increase in occupancy costs, partially offset by certain adjustments to contingent acquisition obligations and foreign currency adjustments.
Our office and general expense ratio remained flat at 27.7% for the first half of 2013 when compared to the prior-year period. Office and general expenses in the first half of 2013 increased by $22.8 compared to the first half of 2012, primarily due to an organic increase of $27.5, partially offset by a favorable foreign currency rate impact of $10.1. The organic increase was driven by factors similar to those noted above for the second quarter of 2013.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Office and general expenses	26.3%	26.3%	27.7%	27.7%
Professional fees	1.7%	1.7%	1.7%	1.8%
Occupancy expense (excluding depreciation and amortization)	7.1%	7.0%	7.5%	7.5%
Travel & entertainment, office supplies and telecommunications	3.8%	3.9%	3.8%	4.0%
All other office and general expenses	13.7%	13.7%	14.7%	14.4%
All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency gains (losses), restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash interest on debt obligations	$(33.6)	$(31.1)	$(69.7)	$(65.3)
Non-cash interest	(3.9)	(1.6)	(4.6)	0.0
Interest expense	(37.5)	(32.7)	(74.3)	(65.3)
Interest income	5.8	6.7	12.2	14.7
Net interest expense	(31.7)	(26.0)	(62.1)	(50.6)
Other income, net	4.8	4.7	6.6	3.4
Total (expenses) and other income	$(26.9)	$(21.3)	$(55.5)	$(47.2)
Net Interest Expense
For the three and six months ended June 30, 2013, net interest expense increased by $5.7 and $11.5 as compared to the respective prior-year periods. Cash interest expense increased primarily due to our increase in debt from the issuances in the fourth quarter of 2012. We expect our cash interest expense to decrease in the second half of 2013, as we retired our 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in the first quarter of 2013 and we redeemed all of our 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes") in July 2013. Non-cash interest expense increased primarily because the premiums associated with our 4.25% Convertible Senior Notes due 2023, which were retired in the first quarter of 2012, and our 4.75% Notes, were fully amortized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income, Net
Results of operations for the three and six months ended June 30, 2013 and 2012 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gains (losses) on sales of businesses and investments	$0.5	$1.6	$2.7	$(1.8)
Vendor discounts and credit adjustments	0.3	2.5	0.5	4.9
Other income, net	4.0	0.6	3.4	0.3
Total other income, net	$4.8	$4.7	$6.6	$3.4
Sales of Businesses and Investments – During the first half of 2013, the gains on sales of businesses and investments primarily related to a gain recognized in the first quarter of 2013 from the sale of marketable securities in the Asia Pacific region within our Integrated Agency Networks ("IAN") segment. During the first half of 2012, the losses on sales of businesses and investments primarily related to a loss recognized from the sale of a business in the domestic market within our IAN segment, which was partially offset by a gain recognized in the second quarter of 2012 related to the sale of a business in an international market within our Constituency Management Group ("CMG") segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.
Other Income, net – During the second quarter of 2013, other income, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income before income taxes	$147.9	$155.1	$76.9	$89.8
Provision for income taxes	$62.0	$50.1	$49.6	$30.9
Effective income tax rate	41.9%	32.3%	64.5%	34.4%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and six months ended June 30, 2013, our effective income tax rate of 41.9% and 64.5%, respectively, was negatively impacted primarily by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.
For the three months ended June 30, 2012, our effective income tax rate of 32.3% was positively impacted by the reversal of a $26.2 valuation allowance associated with the Asia Pacific region. The reversal was partially offset by an adjustment of $19.5 associated with the establishment of a reserve for a tax contingency for the years 2007 through 2010. Combined, these two items increased net income for the second quarter of 2012 by $6.7. For the six months ended June 30, 2012, our effective income tax rate of 34.4% was positively impacted by a benefit derived from the deduction of foreign tax credits that were previously fully valued and the reversal of certain valuation allowances in Europe and the Asia Pacific region. The effective income tax rate was negatively impacted primarily by losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances and the tax contingency charge established in the second quarter of 2012.

Segment Results of Operations – Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2013: IAN and CMG. We also report results for the "Corporate and other" group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN
REVENUE

		Components of Change				Change
	Three months ended June 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2013	Organic	Total
Consolidated	$1,423.3	$(15.7)	$17.2	$10.9	$1,435.7	0.8%	0.9%
Domestic	757.1	0.0	14.1	8.2	779.4	1.1%	2.9%
International	666.2	(15.7)	3.1	2.7	656.3	0.4%	(1.5)%
During the second quarter of 2013, IAN revenue increased by $12.4 compared to the second quarter of 2012, due to the effect of net acquisitions of $17.2 and an organic revenue increase of $10.9, partially offset by an adverse foreign currency rate impact of $15.7. The organic revenue increase was primarily attributable to net higher spending from existing clients in the domestic market, most notably in the auto and transportation sector, partially offset by the loss of certain client assignments in the technology and telecom and retail sectors in prior periods. In our international markets, the organic revenue increase was primarily in the Latin America region, most notably in Brazil, and in the Asia Pacific region, predominantly in Australia, partially offset by a decline in the Continental Europe region due to a continued challenging economic climate. The organic revenue increase in our international market was primarily attributable to net client wins, most notably in the technology and telecom and auto and transportation sectors, partially offset by a decrease in spending from existing clients, primarily in the consumer goods and food and beverage sectors.

		Components of change				Change
	Six months ended June 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2013	Organic	Total
Consolidated	$2,667.2	$(27.0)	$27.5	$9.1	$2,676.8	0.3%	0.4%
Domestic	1,467.6	0.0	24.6	(13.4)	1,478.8	(0.9)%	0.8%
International	1,199.6	(27.0)	2.9	22.5	1,198.0	1.9%	(0.1)%
During the first half of 2013, IAN revenue increased by $9.6 compared to the first half of 2012, due to the effect of net acquisitions of $27.5 and an organic revenue increase of $9.1, partially offset by an adverse foreign currency rate impact of $27.0. The organic revenue increase was primarily attributable to net client wins, most notably in the auto and transportation sector, partially offset by the loss of certain client assignments in the technology and telecom and retail sectors in prior periods in our domestic market. The organic revenue increase in our international markets was primarily in the Latin America region, most notably in Brazil, and in the Asia Pacific region, predominantly in Australia, partially offset by a decline in the Continental Europe region due to a continued challenging economic climate. The organic revenue increase in our international market was primarily attributable to net client wins, most notably in the technology and telecom sector, partially offset by net lower spending from existing clients, primarily in the consumer goods and food and beverage sectors, which occurred during the second quarter of 2013.

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Segment operating income	$169.2	$177.3	(4.6)%	$146.6	$162.0	(9.5)%
Operating margin	11.8%	12.5%		5.5%	6.1%

Operating income decreased during the second quarter of 2013 when compared to the second quarter of 2012 due to an increase in salaries and related expenses of $27.1, partially offset by an increase in revenue of $12.4 and a decrease in office and general expenses of $6.6. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce at certain businesses where we had revenue growth or new business wins and, to a lesser extent, higher severance expense. The decrease in office and general expenses was primarily attributable to certain adjustments to contingent acquisition obligations, partially offset by an increase in occupancy costs.
Operating income decreased during the first half of 2013 when compared to the first half of 2012 due to an increase in salaries and related expenses of $42.8, partially offset by a decrease in office and general expenses of $17.8 and and an increase in revenue

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

of $9.6. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce in certain businesses where we had revenue growth or new business wins and, to a lesser extent, higher severance expense, partially offset by a reduction in incentive award expense primarily attributable to lower long-term incentive award expense due to our under performance relative to certain targets in 2012. The decrease in office and general expenses was primarily attributable to certain adjustments to contingent acquisition obligations and lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during the first half of 2013, partially offset by an increase in occupancy costs.

CMG
REVENUE

	Three months ended June 30, 2012	Components of Change			Three months ended June 30, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$292.4	$(1.7)	$2.7	$27.1	$320.5	9.3%	9.6%
Domestic	193.8	0.0	0.0	23.4	217.2	12.1%	12.1%
International	98.6	(1.7)	2.7	3.7	103.3	3.8%	4.8%
During the second quarter of 2013, CMG revenue increased by $28.1 compared to the second quarter of 2012, primarily consisting of an organic revenue increase of $27.1. The organic revenue increase was primarily due to net client wins and net higher spending from existing clients across all disciplines, primarily in our domestic market. The international organic revenue increase occurred throughout nearly all regions, most notably in the Latin America region, predominantly in Brazil, primarily in our public relations and sports marketing businesses.

	Six months ended June 30, 2012	Components of change			Six months ended June 30, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$555.3	$(2.6)	$5.7	$64.0	$622.4	11.5%	12.1%
Domestic	363.0	0.0	0.0	49.2	412.2	13.6%	13.6%
International	192.3	(2.6)	5.7	14.8	210.2	7.7%	9.3%
During the first half of 2013, CMG revenue increased by $67.1 compared to the first half of 2012, primarily consisting of an organic revenue increase of $64.0. The organic revenue increase was primarily driven by factors similar to those noted above for the second quarter of 2013. Also contributing to the international organic revenue increase was an increase in the United Kingdom, predominantly due to our events marketing business which had strong growth in the first quarter of 2013. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Segment operating income	$34.6	$31.2	10.9%	$48.6	$38.7	25.6%
Operating margin	10.8%	10.7%		7.8%	7.0%
Operating income increased during the second quarter of 2013 when compared to the second quarter of 2012 due to an increase in revenue of $28.1, partially offset by increases in office and general expenses of $15.3 and salaries and related expenses of $9.4. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during the second quarter of 2013. The increase in salaries and related expenses was primarily attributable to increases in our workforce across most disciplines to support business growth.
Operating income increased during the first half of 2013 when compared to the first half of 2012 due to an increase in revenue of $67.1, partially offset by increases in office and general expenses of $38.3 and salaries and related expenses of $18.9, driven by factors similar to those noted above for the second quarter of 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CORPORATE AND OTHER
Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses, as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses decreased during the second quarter of 2013 by $3.1 to $29.0 compared to the second quarter of 2012, and decreased by $0.9 to $62.8 during the first half of 2013 compared to the first half of 2012, primarily due to a decrease in salaries and related expenses, partially offset by an increase in occupancy costs. For the second quarter and first half of 2013, the decrease in salaries and related expenses was primarily due to lower incentive award and severance expenses, partially offset by higher base salaries, benefits and temporary help.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2013	2012
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$115.5	$134.4
Net cash used in working capital [2]	(705.3)	(461.2)
Changes in other non-current assets and liabilities using cash	(1.6)	(13.8)
Net cash used in operating activities	$(591.4)	$(340.6)
Net cash used in investing activities	(82.4)	(97.6)
Net cash used in financing activities	(226.0)	(341.1)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock, other non-cash compensation, and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	June 30, 2013	December 31, 2012	June 30, 2012
Cash, cash equivalents and marketable securities	$1,618.5	$2,590.8	$1,514.7

Short-term borrowings	$186.0	$172.1	$177.0
Current portion of long-term debt	594.8	216.6	217.7
Long-term debt	1,478.6	2,060.8	1,238.7
Total debt	$2,259.4	$2,449.5	$1,633.4

Operating Activities
Net cash used in operating activities during the first half of 2013 was $591.4, which was an increase of $250.8 as compared to the first half of 2012, primarily due to the change in working capital. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first half of 2013 was primarily impacted by our media businesses.
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

Investing Activities
Net cash used in investing activities during the first half of 2013 primarily reflects payments for acquisitions and capital expenditures. We made payments of $48.2 related to acquisitions completed in the first half of 2013. Capital expenditures of $46.8 relate primarily to computer hardware and software, and leasehold improvements.

Financing Activities
Net cash used in financing activities during the first half of 2013 is primarily related to the repurchase of our common stock and payment of dividends. In the first half of 2013, we repurchased 13.7 shares of our common stock for an aggregate cost of

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

$180.6, including fees, and made dividend payments of $62.7 on our common stock. Additionally, net cash used in financing activities included acquisition-related payments of $26.8 primarily for equity transactions in consolidated subsidiaries where we increased our ownership interests.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $61.1 during the first half of 2013. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, and Japanese Yen, as of June 30, 2013 as compared to December 31, 2012.

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
From time to time, we evaluate market conditions and financing alternatives for opportunities to raise additional funds or otherwise improve our liquidity profile, enhance our financial flexibility and manage market risk. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the financial markets, such as the amount or terms of available credit.

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
Notable funding requirements include:

•
Debt service – In March 2013, we retired all $200.0 in aggregate principal amount of our 4.75% Notes. Nearly all of the 4.75% Notes were converted into IPG common stock. In June 2013, we exercised our option to redeem all $600.0 in aggregate principal amount of our 10.00% Notes for cash at 105% of their principal amount on July 15, 2013. The remainder of our debt is primarily long-term, with maturities scheduled through 2031.

•
Acquisitions – We paid cash of $47.2, which was net of cash acquired of $4.7, for acquisitions completed in the first half of 2013. We also paid cash of $27.8 related to acquisitions made in prior years. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $3.0 for the remainder of 2013 related to prior acquisitions. There are no put options exercisable and payable for the remainder of 2013. We will continue to evaluate strategic opportunities to grow and continue to strengthen our position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first half of 2013, we paid two quarterly cash dividends of $0.075 per share on our common stock, which corresponded to an aggregate dividend payment of $62.7. Assuming we continue to pay a quarterly dividend of $0.075 per share and there is no significant change in the number of outstanding shares as of June 30, 2013, we would pay approximately an additional $64.0 in 2013. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the six months ended June 30, 2013, we contributed $0.5 and $7.6 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2013, we do not expect to make any additional cash contributions to our domestic pension plan and we expect to contribute approximately $12.0 of cash to our foreign pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. In February 2012, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In November 2012, the Board authorized an increase in the amount available under our 2012 share repurchase program up to $400.0, excluding fees, of our common stock, as a result of the sale of our remaining holdings in Facebook. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. As of June 30, 2013, $419.5 remains available for repurchase under the 2013 share repurchase program. The 2013 share repurchase program has no expiration date. We fully utilized the 2012 share repurchase program in the second quarter of 2013.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	June 30, 2013
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,618.5
Committed credit agreement	$1,000.0	$0.0	$14.5	$985.5
Uncommitted credit arrangements	$320.1	$186.0	$1.5	$132.6

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2013. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of June 30, 2013.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	June 30, 2013	EBITDA Reconciliation	June 30, 2013
Interest coverage ratio (not less than)	5.00x	Operating income	$673.9
Actual interest coverage ratio	7.79x	Add:
		Depreciation and amortization	193.6
Leverage ratio (not greater than)	2.75x	Other non-cash amounts	0.5
Actual leverage ratio [1]	1.91x	EBITDA [2]	$868.0

[1]
In November 2012, we entered into an amendment to our Credit Agreement that modified the definition of total debt for our financial covenants, as a result of which $600.0 of total debt was disregarded as of June 30, 2013 for purposes of this calculation.

[2]	EBITDA is calculated as defined in the Credit Agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2013, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 4.0%.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2013 the amount netted was $1,225.4.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of July 15, 2013 are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first half of 2013. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of June 30, 2013 and December 31, 2012, approximately 91% and 93%, respectively, of our debt obligations bore fixed interest rates. We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of June 30, 2013. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swaps. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the second quarter of 2013, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2013 to June 30, 2013.

	Total Number of Shares (or Units) Purchased [1,2]	Average Price Paid per Share (or Unit) [3]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [4]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [4]
April 1 - 30	2,490,142	$13.21	1,841,903	$499,711,561
May 1 - 31	2,816,248	$14.31	2,816,248	$459,401,018
June 1 - 30	2,778,583	$14.37	2,773,900	$419,543,546
Total	8,084,973	$13.99	7,432,051

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 8,423 Withheld Shares in April 2013, no Withheld Shares in May 2013 and 4,683 Withheld Shares in June 2013, for a total of 13,106 Withheld Shares during the three-month period.

[2]
Includes 639,816 share of our common stock that we acquired in April 2013 in connection with our exercise of certain capped call options, entered into in November 2010, to hedge the risk of price appreciation on the shares of common stock into which our 4.75% Convertible Senior Notes due 2023 were convertible.

[3]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations, the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 6 to the unaudited Consolidated Financial Statements and, for April only, the aggregate amount we paid for shares acquired in connection with our exercise of the capped call options, described in Note 2 to the unaudited Consolidated Financial Statements by (b) the sum of the number of Withheld Shares, the number of shares acquired in our stock repurchase program and, for April only, the number of shares acquired in connection with the exercise of the capped call options.

[4]
On February 22, 2013, we announced that our Board of Directors (the "Board") had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. On April 1, 2013, we announced that our Board had approved an increase in that share repurchase program from $300.0 million to $500.0 million of our common stock. There is no expiration date associated with the share repurchase programs.

Working Capital Restrictions and Other Limitations on the Payment of Dividends
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made. As of July 25, 2013, there were no accumulated and unpaid preferred stock dividends.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: July 25, 2013

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 25, 2013

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2013.