Form 10-Q
period 2013-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2013-10-24
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of October 15, 2013 was 416,241,739.

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

•
risks associated with the effects of global, national and regional economic and political conditions, including counterparty risks and fluctuations in economic growth rates, interest rates and currency exchange rates; and

•
developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our most recent annual report on Form 10-K.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our most recent annual report on Form 10-K.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUE	$1,700.4	$1,670.4	$4,999.6	$4,892.9

OPERATING EXPENSES:
Salaries and related expenses	1,093.6	1,064.3	3,345.9	3,258.1
Office and general expenses	465.3	474.7	1,379.8	1,366.4
Total operating expenses	1,558.9	1,539.0	4,725.7	4,624.5

OPERATING INCOME	141.5	131.4	273.9	268.4

EXPENSES AND OTHER INCOME:
Interest expense	(23.7)	(31.6)	(98.0)	(96.9)
Interest income	5.8	6.7	18.0	21.4
Other (expense) income, net	(46.6)	1.7	(40.0)	5.1
Total (expenses) and other income	(64.5)	(23.2)	(120.0)	(70.4)

Income before income taxes	77.0	108.2	153.9	198.0
Provision for income taxes	28.4	41.9	78.0	72.8
Income of consolidated companies	48.6	66.3	75.9	125.2
Equity in net income of unconsolidated affiliates	0.6	1.4	0.9	2.3
NET INCOME	49.2	67.7	76.8	127.5
Net (income) loss attributable to noncontrolling interests	(0.9)	3.9	(2.0)	3.0
NET INCOME ATTRIBUTABLE TO IPG	48.3	71.6	74.8	130.5
Dividends on preferred stock	(2.9)	(2.9)	(8.7)	(8.7)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$45.4	$68.7	$66.1	$121.8

Earnings per share available to IPG common stockholders:
Basic	$0.11	$0.16	$0.16	$0.28
Diluted	$0.11	$0.15	$0.16	$0.27

Weighted-average number of common shares outstanding:
Basic	419.7	431.3	419.7	435.5
Diluted	426.1	456.1	424.8	469.7

Dividends declared per common share	$0.075	$0.060	$0.225	$0.180

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
NET INCOME	$49.2	$67.7	$76.8	$127.5

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	24.0	37.3	(89.3)	16.1

Available-for-sale securities:
Changes in market value of available-for-sale securities	(0.1)	(40.8)	0.7	94.7
Less: recognition of previously unrealized (gains) losses included in net income	0.0	0.0	(1.4)	0.6
Income tax effect	0.0	15.8	0.2	(34.8)
	(0.1)	(25.0)	(0.5)	60.5

Derivative instruments:
Changes in fair value of derivative instruments	0.0	(3.6)	0.0	(22.2)
Less: recognition of previously unrealized losses in net income	0.4	0.0	1.3	0.0
Income tax effect	(0.1)	1.5	(0.5)	9.2
	0.3	(2.1)	0.8	(13.0)

Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	0.0	0.0	0.0	1.0
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.7	2.0	8.2	5.7
Other	(0.2)	(0.3)	(0.9)	(0.4)
Income tax effect	(0.8)	(0.6)	(2.8)	(2.3)
	1.7	1.1	4.5	4.0

Other comprehensive income (loss), net of tax	25.9	11.3	(84.5)	67.6
TOTAL COMPREHENSIVE INCOME (LOSS)	75.1	79.0	(7.7)	195.1
Less: comprehensive income (loss) attributable to noncontrolling interests	0.7	(3.3)	(1.2)	(3.5)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$74.4	$82.3	$(6.5)	$198.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$999.3	$2,574.8
Marketable securities	5.2	16.0
Accounts receivable, net of allowance of $65.7 and $59.0, respectively	3,830.2	4,496.6
Expenditures billable to clients	1,551.0	1,318.8
Other current assets	377.1	332.1
Total current assets	6,762.8	8,738.3
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,160.2 and $1,134.9, respectively	490.5	504.8
Deferred income taxes	171.3	160.5
Goodwill	3,609.3	3,580.6
Other non-current assets	498.1	509.7
TOTAL ASSETS	$11,532.0	$13,493.9

LIABILITIES:
Accounts payable	$5,705.6	$6,584.8
Accrued liabilities	553.3	728.2
Short-term borrowings	186.3	172.1
Current portion of long-term debt	2.2	216.6
Total current liabilities	6,447.4	7,701.7
Long-term debt	1,481.0	2,060.8
Deferred compensation	483.3	489.0
Other non-current liabilities	557.2	558.6
TOTAL LIABILITIES	8,968.9	10,810.1

Redeemable noncontrolling interests (see Note 5)	229.6	227.2

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	51.2	48.8
Additional paid-in capital	2,754.1	2,465.4
Retained earnings	710.4	738.3
Accumulated other comprehensive loss, net of tax	(369.3)	(288.0)
	3,367.9	3,186.0
Less: Treasury stock	(1,065.3)	(765.4)
Total IPG stockholders’ equity	2,302.6	2,420.6
Noncontrolling interests	30.9	36.0
TOTAL STOCKHOLDERS’ EQUITY	2,333.5	2,456.6
TOTAL LIABILITIES AND EQUITY	$11,532.0	$13,493.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76.8		$127.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	117.9		108.8
Provision for uncollectible receivables	11.4		11.8
Amortization of restricted stock and other non-cash compensation	32.9		37.7
Net amortization of bond discounts and deferred financing costs	5.4		0.3
Non-cash loss related to early extinguishment of debt	15.2	Loss on early extinguishment of debt	0.0
Deferred income tax provision (benefit)	28.5		(31.5)
Other	(7.4)		10.0
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	586.9		610.2
Expenditures billable to clients	(250.9)		(268.4)
Other current assets	(38.8)		(17.8)
Accounts payable	(811.5)		(852.7)
Accrued liabilities	(152.9)		(172.0)
Other non-current assets and liabilities	(43.9)		(9.2)
Net cash used in operating activities	(430.4)		(445.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(91.6)		(99.3)
Acquisitions, including deferred payments, net of cash acquired	(48.2)		(140.6)
Net sales (purchases) and maturities of short-term marketable securities	10.8		(0.8)
Proceeds from sales of businesses and investments, net of cash sold	3.3		12.1
Other investing activities	(2.4)		(0.7)
Net cash used in investing activities	(128.1)		(229.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(601.2)		(401.0)
Proceeds from issuance of long-term debt	0.0		246.8
Repurchase of common stock	(280.8)		(201.4)
Common stock dividends	(94.1)		(78.1)
Exercise of stock options	43.6		8.5
Acquisition-related payments	(27.5)		(36.1)
Net increase in short-term bank borrowings	13.3		45.5
Distributions to noncontrolling interests	(10.4)		(12.2)
Preferred stock dividends	(8.7)		(8.7)
Excess tax benefit on share-based compensation	9.2		0.0
Other financing activities	1.0		(3.0)
Net cash used in financing activities	(955.6)		(439.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(61.4)		(1.1)
Net decrease in cash and cash equivalents	(1,575.5)		(1,115.4)
Cash and cash equivalents at beginning of period	2,574.8		2,302.7
Cash and cash equivalents at end of period	$999.3		$1,187.3
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2012	$221.5	492.0	$48.8	$2,465.4	$738.3	$(288.0)	$(765.4)	$2,420.6	$36.0	$2,456.6
Net income					74.8			74.8	2.0	76.8
Other comprehensive loss						(81.3)		(81.3)	(3.2)	(84.5)
Reclassifications related to redeemable noncontrolling interests									4.9	4.9
Distributions to noncontrolling interests									(10.4)	(10.4)
Change in redemption value of redeemable noncontrolling interests					0.6			0.6		0.6
Repurchase of common stock							(280.8)	(280.8)		(280.8)
Common stock dividends					(94.1)			(94.1)		(94.1)
Preferred stock dividends					(8.7)			(8.7)		(8.7)
Conversion of convertible notes to common stock		16.9	1.7	198.3				200.0		200.0
Capped call transaction				19.1			(19.1)	0.0		0.0
Stock-based compensation		2.4	0.4	37.2				37.6		37.6
Exercise of stock options		4.7	0.5	43.6				44.1		44.1
Shares withheld for taxes		(1.5)	(0.2)	(19.8)				(20.0)		(20.0)
Excess tax benefit from stock-based compensation				8.5				8.5		8.5
Other				1.8	(0.5)			1.3	1.6	2.9
Balance at September 30, 2013	$221.5	514.5	$51.2	$2,754.1	$710.4	$(369.3)	$(1,065.3)	$2,302.6	$30.9	$2,333.5

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

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2013		December 31, 2012
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.1)	6.29%	$351.6	$369.4	$352.8	$372.6
2.25% Senior Notes due 2017 (less unamortized discount of $0.6)	2.30%	299.4	296.7	299.3	297.8
4.00% Senior Notes due 2022 (less unamortized discount of $2.7)	4.13%	247.3	242.0	247.1	258.7
3.75% Senior Notes due 2023 (less unamortized discount of $1.4)	4.32%	498.6	469.3	498.5	499.7
10.00% Senior Unsecured Notes due 2017		0.0	0.0	591.9	660.8
4.75% Convertible Senior Notes due 2023		0.0	0.0	200.5	202.8
Other notes payable and capitalized leases		86.3	85.8	87.3	90.8
Total long-term debt		1,483.2		2,277.4
Less: current portion [2]		2.2		216.6
Long-term debt, excluding current portion		$1,481.0		$2,060.8

[1]	See Note 11 for information on the fair value measurement of our long-term debt.

[2]
We included our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) in the current portion of long-term debt on our December 31, 2012 Consolidated Balance Sheet because holders of the 4.75% Notes had an option to require us to repurchase their Notes for cash, stock or a combination, at our election, at par on March 15, 2013. The 4.75% Notes were retired in the first quarter of 2013.

Debt Transactions
10.00% Senior Unsecured Notes due 2017
In July 2013, we redeemed all $600.0 in aggregate principal amount of the 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes"). Total cash paid to redeem the 10.00% Notes was $630.0. In connection with the redemption of the 10.00% Notes, we recognized a loss on early extinguishment of debt of $45.2, which included a redemption premium of $30.0, the write-off of the remaining unamortized discount of $7.3 and unamortized debt issuance costs of $7.9. The loss on early extinguishment of debt was recorded in other (expense) income, net within our unaudited Consolidated Statement of Operations.

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

Capped Call
In November 2010, we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes were convertible. In March 2013, we exercised our capped call options and elected net share settlement. We received a total of 1.5 settlement shares from the option counterparties as a result of exercising these options.

Interest Rate Swaps
We enter into interest rate swaps to manage our exposure to changes in interest rates. In March and April 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 to effectively lock in the benchmark rate for a forecasted issuance of debt to occur prior to December 31, 2013. These swaps qualified for hedge accounting as cash flow hedges, and, as such, the effective portion of the losses on the swaps was recorded in other comprehensive income and the ineffective portion of the losses on the swaps was recorded in other (expense) income, net. In November 2012, we terminated these swaps when we issued our 3.75% Senior Notes due 2022 (the "3.75% Notes"). The deferred losses on the swaps, recorded in accumulated other comprehensive loss, are amortized as an increase to interest expense over the term of the 3.75% Notes.
During the first nine months of 2013, we reclassified $1.3 from accumulated other comprehensive loss into interest expense. Over the next twelve months, we expect to reclassify $1.8 from accumulated other comprehensive loss into interest expense in our unaudited Consolidated Statements of Operations.

Credit Agreement
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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2013.

Note 3:  Convertible Preferred Stock
The conversion rate of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock")is subject to adjustment upon the occurrence of certain events, including the payment of cash dividends on our common stock. During the third quarter of 2013, the conversion rate per share for our Series B Preferred Stock was adjusted from 77.1251 to 77.8966 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the second and third quarters of 2013, resulting in a corresponding adjustment of the conversion price from $12.97 to $12.84. See Note 14 for further information regarding subsequent events.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income available to IPG common stockholders - basic	$45.4	$68.7	$66.1	$121.8
Adjustments: Effect of dilutive securities
Interest on 4.75% Notes [1]	0.0	1.0	0.0	3.1
Interest on 4.25% Notes [1]	0.0	0.0	0.0	0.3
Net income available to IPG common stockholders - diluted	$45.4	$69.7	$66.1	$125.2

Weighted-average number of common shares outstanding - basic	419.7	431.3	419.7	435.5
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	6.4	8.1	5.1	7.1
4.75% Notes [1]	0.0	16.7	0.0	16.7
4.25% Notes [1]	0.0	0.0	0.0	10.4
Weighted-average number of common shares outstanding - diluted	426.1	456.1	424.8	469.7

Earnings per share available to IPG common stockholders - basic	$0.11	$0.16	$0.16	$0.28
Earnings per share available to IPG common stockholders - diluted	$0.11	$0.15	$0.16	$0.27

[1]
We retired all of our outstanding 4.75% Notes and 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) in March 2013 and March 2012, respectively. See Note 2 for further information on our 4.75% Notes. For purposes of calculating diluted earnings per share, the potentially dilutive shares are pro-rated based on the period they were outstanding.

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
4.75% Notes [1]	0.0	0.0	4.4	0.0
Preferred stock outstanding	17.3	16.9	17.3	16.9
Total	17.3	16.9	21.7	16.9

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [2]	0.0	7.1	0.2	7.1

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the first nine months of 2013, we completed eight acquisitions, including a full-service digital agency in India, a public relations consultancy in India and a mobile marketing agency in Australia. Of our eight acquisitions, seven were included in the Integrated Agency Networks (“IAN”) operating segment and one was included in the Constituency Management Group ("CMG") operating segment. During the first nine months of 2013, we recorded approximately $67.0 of goodwill and intangible assets related to these acquisitions.
During the first nine months of 2012, we completed eleven acquisitions, including a healthcare market research and consulting agency and a search marketing agency in the United Kingdom and, in the United States, a digital healthcare-marketing specialist and a designer of in-store shopping experiences. Of our eleven acquisitions, seven were included in the IAN operating segment and four were included in the CMG operating segment. During the first nine months of 2012, we recorded approximately $205.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2013	2012
Cost of investment: current-year acquisitions	$51.9	$154.3
Cost of investment: prior-year acquisitions	28.5	37.0
Less: net cash acquired	(4.7)	(14.6)
Total cost of investment	75.7	176.7

Operating expense [1]	1.6	3.2
Total cash paid for acquisitions [2]	$77.3	$179.9

[1]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

[2]
Of the total cash paid, $27.5 and $36.1 for the nine months ended September 30, 2013, and 2012, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows within acquisition-related payments. These amounts relate to increases in our ownership interests in our consolidated subsidiaries, as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $48.2 and $140.6 for the nine months ended September 30, 2013, and 2012, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2013	2012
Balance at beginning of period	$227.2	$243.4
Change in related noncontrolling interests balance	(4.9)	(8.3)
Changes in redemption value of redeemable noncontrolling interests:
Additions	12.5	3.0
Redemptions and other	(2.1)	(14.2)
Redemption value adjustments [1]	(3.1)	(3.6)
Balance at end of period	$229.6	$220.3

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2013	December 31, 2012
Salaries, benefits and related expenses	$370.9	$478.2
Office and related expenses	52.9	51.6
Acquisition obligations	9.2	29.5
Interest	15.9	42.4
Professional fees	17.6	21.7
Other	86.8	104.8
Total accrued liabilities	$553.3	$728.2

Other (Expense) Income, Net
Results of operations for the three and nine months ended September 30, 2013 and 2012 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Loss on early extinguishment of debt	$(45.2)	$0.0	$(45.2)	$0.0
(Losses) gains on sales of businesses and investments	(0.8)	(3.4)	1.9	(5.2)
Vendor discounts and credit adjustments	0.1	5.0	0.6	9.9
Other (expense) income, net	(0.7)	0.1	2.7	0.4
Total other (expense) income, net	$(46.6)	$1.7	$(40.0)	$5.1
Loss on Early Extinguishment of Debt – During the third quarter of 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Notes. See Note 2 to the unaudited Consolidated Financial Statements for further information.
Sales of Businesses and Investments – During the first nine months of 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which was partially offset by a loss recognized in the third quarter of 2013 from the sale of a business in the United Kingdom within our IAN segment. During the first nine months of 2012, we recognized losses from the sale of businesses within our IAN segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.
Other (Expense) Income, net – During the first nine months of 2013, other (expense) income, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(86.1)	0.7	0.0	(0.9)	(86.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(1.2)	0.8	5.4	5.0
Total change for the period	(86.1)	(0.5)	0.8	4.5	(81.3)
Balance as of September 30, 2013	$(216.2)	$0.3	$(11.9)	$(141.5)	$(369.3)

Amounts reclassified from accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2013 are as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected Line Item in the Consolidated Statement of Operations
Foreign currency translation adjustments	$0.0	$0.0
Gains on available-for-sale securities	0.0	(1.4)	Other (expense) income, net
Losses on derivative instruments	0.4	1.3	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	2.7	8.2
Tax effect	(0.9)	(3.1)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$2.2	$5.0

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 9 for further information.

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
The following table presents our share repurchase activity under our share repurchase programs.

	Nine months ended September 30,
	2013	2012
Number of shares repurchased	19.9	18.6
Aggregate cost, including fees	$280.8	$201.4
Average price per share, including fees	$14.12	$10.85
As of September 30, 2013, $319.4 remains available for repurchase under the 2013 share repurchase program. The 2013 share repurchase program has no expiration date. We fully utilized the 2012 share repurchase program as of the second quarter of 2013.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:  Income Taxes
For the three months ended September 30, 2013, our effective income tax rate of 36.9% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in the Continental Europe region. Our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2002-2006 NYS audit cycles. For the nine months ended September 30, 2013, our effective income tax rate of 50.7% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $10.0 and $20.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
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
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the nine months ended September 30, 2013.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.7	$4.14
Stock-settled awards	1.0	$13.17
Performance-based awards	1.5	$11.97
Total stock-based compensation awards	3.2
During the nine months ended September 30, 2013, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $86.0. Of this amount, awards with a total target value of $35.6 will be settled in shares upon vesting. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. Additionally, during the nine months ended September 30, 2013, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $4.2. Cash awards are amortized over the vesting period, typically three years.

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended September 30,	2013	2012	2013	2012	2013	2012
Service cost	$0.0	$0.0	$2.6	$3.0	$0.1	$0.1
Interest cost	1.4	1.6	5.3	5.3	0.4	0.5
Expected return on plan assets	(1.9)	(2.0)	(4.7)	(4.5)	0.0	0.0
Settlement and curtailment losses	0.0	0.0	0.0	0.1	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	0.0
Unrecognized actuarial losses	2.0	1.6	0.7	0.3	0.0	0.0
Net periodic cost	$1.5	$1.2	$4.0	$4.3	$0.4	$0.6

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine months ended September 30,	2013	2012	2013	2012	2013	2012
Service cost	$0.0	$0.0	$7.7	$8.3	$0.1	$0.2
Interest cost	4.1	4.7	15.9	16.3	1.2	1.7
Expected return on plan assets	(5.8)	(5.8)	(14.3)	(13.6)	0.0	0.0
Settlement and curtailment losses	0.0	0.0	0.0	0.1	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.1
Prior service cost (credit)	0.0	0.0	0.2	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	6.0	4.8	2.1	0.8	0.0	0.0
Net periodic cost	$4.3	$3.7	$11.6	$12.0	$1.2	$1.9
During the nine months ended September 30, 2013, we contributed $0.5 and $13.5 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2013, we do not expect to make any additional cash contributions to our domestic pension plan and we expect to contribute approximately $6.0 of cash to our foreign pension plans.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
IAN	$1,370.9	$1,332.5	$4,047.7	$3,999.7
CMG	329.5	337.9	951.9	893.2
Total	$1,700.4	$1,670.4	$4,999.6	$4,892.9

Segment operating income:
IAN	$119.9	$116.6	$266.5	$278.6
CMG	39.7	34.4	88.3	73.1
Corporate and other	(18.1)	(19.6)	(80.9)	(83.3)
Total	141.5	131.4	273.9	268.4

Interest expense	(23.7)	(31.6)	(98.0)	(96.9)
Interest income	5.8	6.7	18.0	21.4
Other (expense) income, net	(46.6)	1.7	(40.0)	5.1
Income before income taxes	$77.0	$108.2	$153.9	$198.0

Depreciation and amortization of fixed assets and intangible assets:
IAN	$32.9	$30.1	$95.4	$88.4
CMG	3.9	3.9	11.6	10.6
Corporate and other	3.7	3.4	10.9	9.8
Total	$40.5	$37.4	$117.9	$108.8

Capital expenditures:
IAN	$24.5	$19.9	$48.0	$52.6
CMG	2.4	11.9	6.5	17.5
Corporate and other	17.9	9.3	37.1	29.2
Total	$44.8	$41.1	$91.6	$99.3

	September 30, 2013	December 31, 2012
Total assets:
IAN	$10,368.3	$11,035.3
CMG	1,182.8	1,073.1
Corporate and other	(19.1)	1,385.5
Total	$11,532.0	$13,493.9

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2013. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$511.0	$0.0	$0.0	$511.0	Cash and cash equivalents
Short-term marketable securities	5.2	0.0	0.0	5.2	Marketable securities
Long-term investments	1.5	0.0	0.0	1.5	Other assets
Total	$517.7	$0.0	$0.0	$517.7

As a percentage of total assets	4.5%	0.0%	0.0%	4.5%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$26.0	$26.0

	December 31, 2012				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,806.6	$0.0	$0.0	$1,806.6	Cash and cash equivalents
Short-term marketable securities	16.0	0.0	0.0	16.0	Marketable securities
Long-term investments	1.5	0.0	0.0	1.5	Other assets
Total	$1,824.1	$0.0	$0.0	$1,824.1

As a percentage of total assets	13.5%	0.0%	0.0%	13.5%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$25.3	$25.3

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the nine months ended September 30, 2013.

Liabilities	Mandatorily Redeemable Noncontrolling Interests
Balance at December 31, 2012	$25.3
Level 3 additions	1.0
Level 3 reductions	(0.9)
Realized losses included in net income	0.6
Balance at September 30, 2013	$26.0
Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,377.4	$85.8	$1,463.2	$0.0	$2,292.4	$90.8	$2,383.2
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
Guarantees
As discussed in our 2012 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $420.7 and $410.3 as of September 30, 2013 and December 31, 2012, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $257.6 and $283.4 as of September 30, 2013 and December 31, 2012, respectively.

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

Unrecognized Tax Benefits
In July 2013, the FASB issued amended guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. The amended guidance requires an entity to present unrecognized tax benefits as a reduction to the deferred tax assets created by net operating losses, similar tax losses or tax credits that occur in the same taxing jurisdiction.  To the extent that the unrecognized tax benefit exceeds these losses or credits, it shall be presented as a liability. The guidance is effective for us January 1, 2014, and applied prospectively. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.

Note 14:  Subsequent Events
On October 17, 2013, we converted all outstanding shares of our Series B Preferred Stock into approximately 17.3 shares of our common stock at a conversion rate of 77.8966 shares of common stock per share of Series B Preferred Stock. The Company also paid a nominal cash amount in lieu of fractional shares. The shares of Series B Preferred Stock were previously included as eligible dilutive securities in our calculation of diluted share count, and the approximately 17.3 newly issued common shares will now be included in our basic share count. See Note 3 for further information on the Series B Preferred Stock.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and nine months ended September 30, 2013, as compared with the same periods in 2012.

	Three months ended September 30, 2013		Nine months ended September 30, 2013
% Increase/(Decrease)	Total	Organic	Total	Organic
Revenue	1.8%	2.8%	2.2%	2.4%
Salaries and related expenses	2.8%	3.5%	2.7%	2.8%
Office and general expenses	(2.0)%	(0.7)%	1.0%	1.8%

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating margin	8.3%	7.9%	5.5%	5.5%
Expenses as % of revenue:
Salaries and related expenses	64.3%	63.7%	66.9%	66.6%
Office and general expenses	27.4%	28.4%	27.6%	27.9%

Net income available to IPG common stockholders [1]	$45.4	$68.7	$66.1	$121.8

Earnings per share available to IPG common stockholders:
Basic [1]	$0.11	$0.16	$0.16	$0.28
Diluted [1]	$0.11	$0.15	$0.16	$0.27

[1]
For the three and nine months ended September 30, 2013, net income available to IPG common stockholders includes a loss on early extinguishment of debt of $28.3, net of tax. As a result, for the three months ended September 30, 2013, basic and diluted earnings per share were impacted by $0.07 and $0.06 per share, respectively. For the nine months ended September 30, 2013, basic and diluted earnings per share were both impacted by $0.06 per share.

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first nine months of 2013 include the Brazilian Real, Euro, Japanese Yen and the South African Rand. During the first nine months of 2013, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a negative impact on our consolidated results of operations. For the third quarter and first nine months of 2013, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and salaries and related expenses and net decreases of approximately 2% in office and general expenses, which had a minimal impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the third quarter and first nine months of 2013, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

REVENUE

		Components of Change				Change
	Three months ended September 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2013	Organic	Total
Consolidated	$1,670.4	$(23.5)	$6.9	$46.6	$1,700.4	2.8%	1.8%
Domestic	940.5	0.0	0.9	35.2	976.6	3.7%	3.8%
International	729.9	(23.5)	6.0	11.4	723.8	1.6%	(0.8)%
United Kingdom	148.8	(2.6)	0.0	(13.8)	132.4	(9.3)%	(11.0)%
Continental Europe	165.3	8.8	0.2	(9.7)	164.6	(5.9)%	(0.4)%
Asia Pacific	202.9	(14.3)	5.6	23.0	217.2	11.3%	7.0%
Latin America	107.5	(9.6)	0.2	8.6	106.7	8.0%	(0.7)%
Other	105.4	(5.8)	0.0	3.3	102.9	3.1%	(2.4)%
During the third quarter of 2013, our revenue increased by $30.0, or 1.8%, compared to the third quarter of 2012, primarily due to an organic revenue increase of $46.6, or 2.8%, partially offset by an adverse foreign currency rate impact of $23.5. The organic revenue increase in our domestic market was primarily attributable to net client wins, most notably in the auto and transportation sector, and net higher spending from existing clients, primarily in the health care sector, partially offset by a decline in the retail sector. In our international markets, the organic revenue increase was primarily in the Asia Pacific region, primarily in Australia, India, China and Japan, and in the Latin America region, predominantly in Brazil. Partially offsetting the international organic revenue increase was an organic revenue decrease in the United Kingdom due to a decrease in our events marketing business which in the prior-year included work performed for the Olympics and a decline in the Continental Europe region, across most countries in the market, due to a continued challenging economic climate. The organic revenue increase in our international markets was primarily due to net higher spending from existing clients, primarily in the auto and transportation, food and beverage and consumer goods sectors, partially offset by decreases in the financial services and technology and telecom sectors.
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

		Components of Change				Change
	Nine months ended September 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2013	Organic	Total
Consolidated	$4,892.9	$(53.1)	$40.1	$119.7	$4,999.6	2.4%	2.2%
Domestic	2,771.1	0.0	25.5	71.0	2,867.6	2.6%	3.5%
International	2,121.8	(53.1)	14.6	48.7	2,132.0	2.3%	0.5%
United Kingdom	400.7	(7.5)	(0.2)	(2.8)	390.2	(0.7)%	(2.6)%
Continental Europe	543.3	13.6	(0.3)	(36.2)	520.4	(6.7)%	(4.2)%
Asia Pacific	584.8	(25.3)	14.6	40.0	614.1	6.8%	5.0%
Latin America	294.3	(20.7)	0.5	38.7	312.8	13.1%	6.3%
Other	298.7	(13.2)	0.0	9.0	294.5	3.0%	(1.4)%
During the first nine months of 2013, our revenue increased by $106.7, or 2.2%, compared to the first nine months of 2012, due to an organic revenue increase of $119.7, or 2.4%, and the effect of net acquisitions of $40.1, partially offset by an adverse

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

foreign currency rate impact of $53.1. Our organic revenue increase in the domestic market was primarily driven by factors similar to those noted above for the third quarter of 2013. The international organic increase was primarily in the Asia Pacific region, led by Australia and in the Latin America region, primarily in Brazil. Partially offsetting these increases were organic revenue decreases in the Continental Europe region due to a continued challenging economic climate, and to a lesser extent, in the United Kingdom. The international organic revenue increase was primarily due to net higher spending from existing clients, primarily the technology and telecom, auto and transportation, and health care sectors.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Salaries and related expenses	$1,093.6	$1,064.3	$3,345.9	$3,258.1
Office and general expenses	465.3	474.7	1,379.8	1,366.4
Total operating expenses	$1,558.9	$1,539.0	$4,725.7	$4,624.5
Operating income	$141.5	$131.4	$273.9	$268.4

Salaries and Related Expenses

		Components of Change				Change
	2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2013	Organic	Total
Three months ended September 30,	$1,064.3	$(11.5)	$3.8	$37.0	$1,093.6	3.5%	2.8%
Nine months ended September 30,	3,258.1	(28.1)	23.9	92.0	3,345.9	2.8%	2.7%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the third quarter of 2013 to 64.3% from 63.7% when compared to the prior-year period. Salaries and related expenses in the third quarter of 2013 increased by $29.3 compared to the third quarter of 2012, primarily due to an organic increase of $37.0, partially offset by a favorable foreign currency rate impact of $11.5. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $38.6, primarily due to increases in our workforce at businesses where we had revenue growth or new business wins during 2013. The increases were primarily in the domestic market and in the Asia Pacific and Latin America regions.
Our staff cost ratio increased in the first nine months of 2013 to 66.9% from 66.6% when compared to the prior-year period. Salaries and related expenses in the first nine months of 2013 increased by $87.8 compared to the first nine months of 2012, due to an organic increase of $92.0 and the effect of net acquisitions of $23.9, partially offset by a favorable foreign currency rate impact of $28.1. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $98.0, primarily due to increases in our workforce in our international markets, predominantly in the Asia Pacific and Latin America regions, as well as in our domestic market at businesses where we had revenue growth or new business wins. Partially offsetting the organic increase was a reduction in incentive award expense of $13.1, primarily attributable to lower long-term incentive award expense due to our performance relative to certain targets in 2012.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Salaries and related expenses	64.3%	63.7%	66.9%	66.6%
Base salaries, benefits and tax	54.6%	53.8%	56.3%	55.5%
Incentive expense	2.2%	2.3%	3.0%	3.3%
Severance expense	1.2%	1.0%	1.4%	1.2%
Temporary help	3.8%	3.8%	3.7%	3.8%
All other salaries and related expenses	2.5%	2.8%	2.5%	2.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change				Change
	2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2013	Organic	Total
Three months ended September 30,	$474.7	$(8.5)	$2.2	$(3.1)	$465.3	(0.7)%	(2.0)%
Nine months ended September 30,	1,366.4	(18.6)	7.6	24.4	1,379.8	1.8%	1.0%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2013 to 27.4% from 28.4% when compared to the prior-year period. Office and general expenses in the third quarter of 2013 decreased by $9.4 compared to the third quarter of 2012, primarily due to a favorable foreign currency rate impact of $8.5 and an organic decrease of $3.1. The organic decrease was primarily attributable to lower production expenses related to pass-through costs in the United Kingdom, which are also reflected in revenue, partially offset by an increase in occupancy costs.
Our office and general expense ratio decreased in the first nine months of 2013 to 27.6% from 27.9% when compared to the prior-year period. Office and general expenses in the first nine months of 2013 increased by $13.4 compared to the first nine months of 2012, primarily due to an organic increase of $24.4, partially offset by a favorable foreign currency rate impact of $18.6. The organic increase was primarily attributable to an increase in occupancy costs and higher production expenses related to pass-through costs in the domestic market, which are also reflected in revenue, partially offset by certain adjustments to contingent acquisition obligations.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Office and general expenses	27.4%	28.4%	27.6%	27.9%
Professional fees	1.5%	1.5%	1.7%	1.7%
Occupancy expense (excluding depreciation and amortization)	7.3%	7.2%	7.4%	7.4%
Travel & entertainment, office supplies and telecommunications	3.5%	3.6%	3.7%	3.9%
All other office and general expenses	15.1%	16.1%	14.8%	14.9%
All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency gains (losses), restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash interest on debt obligations	$(21.7)	$(30.7)	$(91.4)	$(96.0)
Non-cash interest	(2.0)	(0.9)	(6.6)	(0.9)
Interest expense	(23.7)	(31.6)	(98.0)	(96.9)
Interest income	5.8	6.7	18.0	21.4
Net interest expense	(17.9)	(24.9)	(80.0)	(75.5)
Other (expense) income, net	(46.6)	1.7	(40.0)	5.1
Total (expenses) and other income	$(64.5)	$(23.2)	$(120.0)	$(70.4)
Net Interest Expense
For the three and nine months ended September 30, 2013, net interest expense decreased by $7.0 and increased by $4.5, respectively, as compared to the same periods in 2012. Cash interest expense decreased primarily due to the retirement of our 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in the first quarter of 2013 and the redemption of our 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes") in July 2013, which were refinanced with debt issued at lower rates in 2012. Non-cash interest expense increased primarily as a result of the retirement of our 4.75% Notes and our 4.25% Convertible

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Senior Notes due 2023 in the first quarter of 2013 and first quarter of 2012, respectively.  At retirement, the premiums associated with these Notes, which had reduced interest expense in prior periods, were fully amortized.

Other (Expense) Income, Net
Results of operations for the three and nine months ended September 30, 2013 and 2012 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Loss on early extinguishment of debt	$(45.2)	$0.0	$(45.2)	$0.0
(Losses) gains on sales of businesses and investments	(0.8)	(3.4)	1.9	(5.2)
Vendor discounts and credit adjustments	0.1	5.0	0.6	9.9
Other (expense) income, net	(0.7)	0.1	2.7	0.4
Total other (expense) income, net	$(46.6)	$1.7	$(40.0)	$5.1
Loss on Early Extinguishment of Debt – During the third quarter of 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Notes. See Note 2 to the unaudited Consolidated Financial Statements for further information.
Sales of Businesses and Investments – During the first nine months of 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our Integrated Agency Networks (“IAN”) segment and the sale of investments in our Rabbi Trusts, which was partially offset by a loss recognized in the third quarter of 2013 from the sale of a business in the United Kingdom within our IAN segment. During the first nine months of 2012, we recognized losses from the sale of businesses within our IAN segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of differences resulting from settlements with clients or vendors or where the statute of limitations has lapsed.
Other (Expense) Income, net – During the first nine months of 2013, other (expense) income, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our Constituency Management Group ("CMG") segment, upon acquiring a controlling interest.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income before income taxes	$77.0	$108.2	$153.9	$198.0
Provision for income taxes	$28.4	$41.9	$78.0	$72.8
Effective income tax rate	36.9%	38.7%	50.7%	36.8%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended September 30, 2013, our effective income tax rate of 36.9% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in the Continental Europe region. Our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2002-2006 NYS audit cycles. For the nine months ended September 30, 2013, our effective income tax rate of 50.7% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
For the three months ended September 30, 2012, our effective income tax rate of 38.7% was negatively impacted by losses in certain foreign jurisdictions for which we receive no tax benefit due to 100% valuation allowances. Additionally, our effective income tax rate was positively impacted by a provision true-up relating to the filing of our 2011 U.S. federal income tax return, including an adjustment for an unrecorded tax deduction. In addition to these factors, for the nine months ended September 30, 2012, our effective income tax rate of 36.8% was positively impacted by the reversal of a $26.2 valuation allowance associated with the Asia Pacific region, and by a benefit derived from the deduction of foreign tax credits that were fully valued. Additionally,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

the effective income tax rate was negatively impacted by an adjustment of $19.5 associated with the establishment of a reserve for a tax contingency for the years 2007 through 2010.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2013 was $0.11 and $0.16 per share, respectively, compared to $0.16 and $0.28 per share for the three and nine months ended September 30, 2012, respectively. Diluted earnings per share was $0.11 and $0.16 per share for the three and nine months ended September 30, 2013, respectively, compared to $0.15 and $0.27 per share for the three and nine months ended September 30, 2012, respectively.
For the three months ended September 30, 2013, basic and diluted earnings per share included $0.07 and $0.06 per share, respectively, as a result of the loss on early extinguishment of debt. For the nine months ended September 30, 2013, basic and diluted earnings per share included $0.06 per share as a result of the loss on early extinguishment of debt.

Segment Results of Operations – Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2013: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
REVENUE

		Components of Change				Change
	Three months ended September 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2013	Organic	Total
Consolidated	$1,332.5	$(20.9)	$5.8	$53.5	$1,370.9	4.0%	2.9%
Domestic	721.0	0.0	0.9	28.6	750.5	4.0%	4.1%
International	611.5	(20.9)	4.9	24.9	620.4	4.1%	1.5%
During the third quarter of 2013, IAN revenue increased by $38.4 compared to the third quarter of 2012, primarily due to an organic revenue increase of $53.5, partially offset by an adverse foreign currency rate impact of $20.9. The organic revenue increase in the domestic market was primarily attributable to net client wins, most notably in the auto and transportation sector, and net higher spending from existing clients, primarily in the health care sector, partially offset by a decline in the retail sector. In our international markets, the organic revenue increase was primarily in the Asia Pacific region, primarily in Australia, India, China and Japan, and in the Latin America region, primarily in Brazil, partially offset by a decline in the Continental Europe region, across most countries in the market, due to a continued challenging economic climate. The organic revenue increase in our international markets was primarily due to net higher spending from existing clients across most client sectors.

		Components of change				Change
	Nine months ended September 30, 2012	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2013	Organic	Total
Consolidated	$3,999.7	$(47.9)	$33.3	$62.6	$4,047.7	1.6%	1.2%
Domestic	2,188.6	0.0	25.5	15.2	2,229.3	0.7%	1.9%
International	1,811.1	(47.9)	7.8	47.4	1,818.4	2.6%	0.4%
During the first nine months of 2013, IAN revenue increased by $48.0 compared to the first nine months of 2012, due to an organic revenue increase of $62.6 and the effect of net acquisitions of $33.3, partially offset by an adverse foreign currency rate impact of $47.9. The organic revenue increase in our domestic market was primarily attributable to net client wins, most notably in the auto and transportation sector, and net higher spending from existing clients, primarily in the health care sector, partially offset by decreases in the technology and telecom and retail sectors. The organic revenue increase in our international markets was primarily in the Asia Pacific region, predominantly in Australia, and in the Latin America region, primarily in Brazil, partially offset by a decline in the Continental Europe region due to a continued challenging economic climate. The organic revenue increase in our international market was primarily attributable to net higher spending from existing clients, most notably in the technology and telecom and auto and transportation sectors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Segment operating income	$119.9	$116.6	2.8%	$266.5	$278.6	(4.3)%
Operating margin	8.7%	8.8%		6.6%	7.0%

Operating income increased during the third quarter of 2013 when compared to the third quarter of 2012 due to an increase in revenue of $38.4, partially offset by an increase in salaries and related expenses of $27.1 and an increase in office and general expenses of $8.0. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce at certain businesses where we had revenue growth or new business wins during 2013. The increase in office and general expenses was primarily attributable to an increase in occupancy costs and higher production expenses related to pass-through costs, which are also reflected in revenue, that increased in size or were new during the third quarter of 2013.
Operating income decreased during the first nine months of 2013 when compared to the first nine months of 2012 due to an increase in salaries and related expenses of $70.0, partially offset by an increase in revenue of $48.0 and a decrease in office and general expenses of $9.9. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce in certain businesses where we had revenue growth or new business wins and, to a lesser extent, higher severance expense. Partially offsetting the increase in salaries and related expenses was a reduction in incentive award expense primarily attributable to lower long-term incentive award expense due to our performance relative to certain targets in 2012. The decrease in office and general expenses was primarily attributable to certain adjustments to contingent acquisition obligations and lower discretionary spending, partially offset by an increase in occupancy costs.

CMG
REVENUE

	Three months ended September 30, 2012	Components of Change			Three months ended September 30, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$337.9	$(2.6)	$1.1	$(6.9)	$329.5	(2.0)%	(2.5)%
Domestic	219.5	0.0	0.0	6.7	226.2	3.1%	3.1%
International	118.4	(2.6)	1.1	(13.6)	103.3	(11.5)%	(12.8)%
During the third quarter of 2013, CMG revenue decreased by $8.4 compared to the third quarter of 2012, primarily due to an organic revenue decrease of $6.9. The organic revenue decrease was primarily attributable to a decrease in our international markets, primarily in the United Kingdom, due to a decrease in our events marketing business which in the prior-year included work performed for the Olympics. The organic revenue increase in our domestic market was primarily due to net higher spending from existing clients and net client wins, most notably in our public relations business. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

	Nine months ended September 30, 2012	Components of change			Nine months ended September 30, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$893.2	$(5.2)	$6.8	$57.1	$951.9	6.4%	6.6%
Domestic	582.5	0.0	0.0	55.9	638.4	9.6%	9.6%
International	310.7	(5.2)	6.8	1.2	313.5	0.4%	0.9%
During the first nine months of 2013, CMG revenue increased by $58.7 compared to the first nine months of 2012, primarily due to an organic revenue increase of $57.1. The organic revenue increase was primarily due to net client wins and net higher spending from existing clients across all disciplines, most notably in our events marketing and public relations businesses, primarily in the domestic market. The international organic revenue increase occurred primarily in our public relations business and was

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

predominantly in the Latin America region, most notably in Brazil. Mostly offsetting the international organic revenue increase was an organic revenue decrease in the United Kingdom, due to a decrease in our events marketing business which in the prior-year included work performed for the Olympics.

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Segment operating income	$39.7	$34.4	15.4%	$88.3	$73.1	20.8%
Operating margin	12.0%	10.2%		9.3%	8.2%
Operating income increased during the third quarter of 2013 when compared to the third quarter of 2012 due to a decrease in office and general expenses of $16.2, partially offset by a decrease in revenue of $8.4 and an increase in salaries and related expenses of $2.5. Office and general expenses decreased primarily due to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during the third quarter of 2013. The increase in salaries and related expenses was primarily attributable to increases in our workforce, primarily at our public relations business to support business growth.
Operating income increased during the first nine months of 2013 when compared to the first nine months of 2012 due to an increase in revenue of $58.7, partially offset by increases in office and general expenses of $22.1 and salaries and related expenses of $21.4. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during the first nine months of 2013. The increase in salaries and related expenses was driven by factors similar to those noted above for the third quarter of 2013.

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
Corporate and other expenses decreased during the third quarter of 2013 by $1.5 to $18.1 compared to the third quarter of 2012, primarily due to a decrease in office and general expenses. Corporate and other expenses decreased by $2.4 to $80.9 during the first nine months of 2013 compared to the first nine months of 2012, primarily due to a decrease in salaries and related expenses, primarily due to lower incentive award and severance expenses, partially offset by higher base salaries, benefits and temporary help.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2013	2012
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$280.7	$264.6
Net cash used in working capital [2]	(667.2)	(700.7)
Changes in other non-current assets and liabilities using cash	(43.9)	(9.2)
Net cash used in operating activities	$(430.4)	$(445.3)
Net cash used in investing activities	(128.1)	(229.3)
Net cash used in financing activities	(955.6)	(439.7)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, non-cash loss related to early extinguishment of debt, and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	September 30, 2013	December 31, 2012	September 30, 2012
Cash, cash equivalents and marketable securities	$1,004.5	$2,590.8	$1,201.6

Short-term borrowings	$186.3	$172.1	$200.5
Current portion of long-term debt	2.2	216.6	217.1
Long-term debt	1,481.0	2,060.8	1,263.1
Total debt	$1,669.5	$2,449.5	$1,680.7

Operating Activities
Net cash used in operating activities during the first nine months of 2013 was $430.4, which was a decrease of $14.9 as compared to the first nine months of 2012. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first nine months of 2013 was primarily impacted by our media businesses.
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

Investing Activities
Net cash used in investing activities during the first nine months of 2013 primarily reflects capital expenditures and payments for acquisitions. Capital expenditures of $91.6 relate primarily to computer hardware and software, and leasehold improvements. We made payments of $48.2 related to acquisitions completed in the first nine months of 2013.

Financing Activities
Net cash used in financing activities during the first nine months of 2013 is primarily related to the purchase of long-term debt, the repurchase of our common stock, and payment of dividends. During the third quarter of 2013, we redeemed all $600.0 in aggregate principal amount of the 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes"). During the first nine months

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

of 2013, we repurchased 19.9 shares of our common stock for an aggregate cost of $280.8, including fees, and made dividend payments of $94.1 on our common stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $61.4 during the first nine months of 2013. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, and Japanese Yen, as of September 30, 2013 as compared to December 31, 2012.

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
Notable funding requirements include:

•
Debt service – We retired all of our 4.75% Notes in March 2013 and redeemed all of our 10.00% Notes in July 2013. Our $350.0 in aggregate principal amount of the 6.25% Senior Unsecured Notes due 2014 mature on November 15, 2014. The remainder of our debt is primarily long-term, with maturities scheduled through 2031.

•
Acquisitions – We paid cash of $47.2, which was net of cash acquired of $4.7, for acquisitions completed in the first nine months of 2013. We also paid cash of $30.1 related to acquisitions made in prior years. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $1.0 for the remainder of 2013 and approximately $6.0 in 2014 related to prior acquisitions. We may also be required to pay approximately $15.0 over the next 12 months related to put options held by minority share holders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first nine months of 2013, we paid three quarterly cash dividends of $0.075 per share on our common stock, which corresponded to an aggregate dividend payment of $94.1. Assuming we continue to pay a quarterly dividend of $0.075 per share and there is no significant change in the number of outstanding shares as of September 30, 2013, we would pay approximately $126.0 over the next twelve months. On October 17, 2013, we converted all of our Series B Cumulative Convertible Perpetual Preferred Stock and we will no longer be required to pay annual preferred stock dividends of $11.6. Assuming we continue to pay common stock dividends at our current rate, we would pay an additional approximately $5.0 common stock dividends over the next twelve months related to the common shares issued as a result of the conversion.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the nine months ended September 30, 2013, we contributed $0.5 and $13.5 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2013, we do not expect to make any additional cash contributions to our domestic pension plan and we expect to contribute approximately $6.0 of cash to our foreign pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. In February 2012, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In November 2012, the Board authorized an increase in the amount available under our 2012 share repurchase program up to $400.0, excluding fees, of our common stock, as a result of the sale of our remaining holdings in Facebook. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. As of September 30, 2013, $319.4 remains available for repurchase under the 2013 share repurchase program. The 2013 share repurchase program has no expiration date. We fully utilized the 2012 share repurchase program as of the second quarter of 2013.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	September 30, 2013
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,004.5
Committed credit agreement	$1,000.0	$0.0	$14.5	$985.5
Uncommitted credit arrangements	$693.2	$186.3	$4.1	$502.8

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2013. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of September 30, 2013.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2013	EBITDA Reconciliation	September 30, 2013
Interest coverage ratio (not less than)	5.00x	Operating income	$683.8
Actual interest coverage ratio	8.48x	Add:
		Depreciation and amortization	196.5
Leverage ratio (not greater than)	2.75x	Other non-cash amounts	0.5
Actual leverage ratio	1.90x	EBITDA [1]	$880.8

[1]	EBITDA is calculated as defined in the Credit Agreement.

We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for our various funding requirements. We have guaranteed the repayment of some of these borrowings

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

made by certain subsidiaries. If we lose access to the credit lines at certain of our subsidiaries, we would have to provide funding directly to those operations. As of September 30, 2013, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 4.0%.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2013 the amount netted was $1,295.9.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of October 15, 2013 are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first nine months of 2013. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2013 and December 31, 2012, approximately 88% and 93%, respectively, of our debt obligations bore fixed interest rates. We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of September 30, 2013. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swaps. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the third quarter of 2013, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2013 to September 30, 2013:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	1,499,145	$15.30	1,492,349	$396,717,259
August 1 - 31	2,150,819	$15.96	2,148,652	$362,430,177
September 1 - 30	2,599,596	$16.67	2,580,200	$319,425,085
Total	6,249,560	$16.10	6,221,201

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 6,796 Withheld Shares in July 2013, 2,167 Withheld Shares in August 2013 and 19,396 Withheld Shares in September 2013, for a total of 28,359 Withheld Shares during the three-month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 6 to the unaudited Consolidated Financial Statements by (b) the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

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

Working Capital Restrictions and Other Limitations on the Payment of Dividends
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made. As of October 24, 2013, there were no accumulated and unpaid preferred stock dividends, and no outstanding shares of preferred stock.

Item 5.	Other Information
Changes to the Certificate of Incorporation
On October 24, 2013, acting pursuant to authorization granted by our Board of Directors (the “Board”), we simplified the presentation of our Certificate of Incorporation (the “Certificate of Incorporation”) by filing a Certificate of Elimination to remove all references to our 5¼ % Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) from the Certificate of Incorporation and by restating and integrating without further amendment the Certificate of Incorporation to reflect the elimination of the Series B Preferred Stock. All shares of the Series B Preferred Stock were mandatorily converted by us into common stock on October 17, 2013 in accordance with their terms. No shares of Series B Preferred Stock have been outstanding since that date, and the Board has determined that no further shares of Series B Preferred Stock will be issued.
No substantive amendments to the Certificate of Incorporation were effected by these actions.
A copy of the Certificate of Elimination with respect to the Series B Preferred Stock and the restated Certificate of Incorporation are attached hereto as Exhibits 3(i)(1), and 3(i)(2), respectively, and incorporated herein by reference.

By-Law Amendments
On October 24, 2013, the Board adopted and approved amendments to our By-Laws (the “Amended By-Laws”), effective immediately.
The Amended By-Laws modified Article VI (Indemnification) to update our obligations with respect to indemnification of our directors, officers, employees and agents to reflect current practices, by amending Section 6.05 (Payment of Expenses in Advance of Final Disposition) and adding a new Section 6.06 (Contract Rights) and Section 6.09 (Amendments/Repeals).
A copy of the Amended By-Laws is attached hereto as Exhibit 3(ii) and incorporated herein by reference. The foregoing description of the Amended By-Laws is qualified in its entirety by reference to the full text of the Amended By-Laws.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 24, 2013

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 24, 2013

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3(i)(1)	Certificate of Elimination, dated as of October 24, 2013.

3(i)(2)	Restated Certificate of Incorporation of The Interpublic Group of Companies Inc. (“Interpublic”), dated as of October 24, 2013.

3(ii)	By-Laws of Interpublic as amended through October 24, 2013.

10(iii)(A)(1)
Extension of Existing Executive Change of Control Agreement between Interpublic and Michael I. Roth, dated August 29, 2013, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2013.

10(iii)(A)(2)
Extension of Existing Executive Change of Control Agreement between Interpublic and Frank Mergenthaler, dated August 29, 2013, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 30, 2013.

10(iii)(A)(3)
Extension of Existing Executive Change of Control Agreement between Interpublic and Andrew Bonzani, dated August 29, 2013, is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 30, 2013.

10(iii)(A)(4)
Extension of Existing Executive Change of Control Agreement between Interpublic and Christopher Carroll, dated August 29, 2013, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 30, 2013.

10(iii)(A)(5)
Extension of Existing Executive Change of Control Agreement between Interpublic and Philippe Krakowsky, dated August 29, 2013, is incorporated by reference to Exhibit 10.5 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 30, 2013.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2013.