Form 10-K
period 2013-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2014-02-24
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes ☐    No ☒
As of June 28, 2013, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was approximately $6.2 billion. The number of shares of the registrant’s common stock outstanding as of February 14, 2014 was 424,041,377.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of The Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

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

About Us
We are one of the world’s premier global advertising, and marketing services companies. Through our 45,400 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.
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

•
McCann Worldgroup is a leading global marketing solutions network, comprised of a collaborative group of best-in-class agencies that emphasize creativity, innovation and performance. It operates in more than 100 countries, with a client roster that includes many of the world's most famous brands. McCann Erickson is one of the world's largest advertising agency networks; MRM conducts digital marketing and relationship management; Momentum oversees event marketing and promotion; McCann Health directs professional and consumer healthcare communications; and Craft Worldwide is the network's global adaptation and production arm. UM (media management), Weber Shandwick (public relations), and FutureBrand (brand consulting) align with McCann Worldgroup to deliver fully integrated solutions to a number of our leading clients.

•
Draftfcb is a modern agency model for clients seeking creative and accountable marketing programs delivered in a channel-neutral manner under a unified, integrated business. The company has its roots in both creative, brand-building consumer advertising and behavioral, data-driven direct marketing. We believe the agency is the first global, behavior-based, creative and accountable marketing communications organization operating as a financially and structurally integrated business unit.

•
Lowe is a premier creative agency that operates in the world’s most dynamic growth markets. Lowe's core strength is developing high-value ideas that connect with popular culture and drive business results. This is evident in the agency's global creative rankings and strong local operations in major key markets. Examples include DLKW/Lowe (U.K.), Lowe Lintas (India), Lowe SSP3 (Colombia), BorghiErh/Lowe (Brazil) and Lowe Campbell Ewald (U.S.).

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

•
We also have exceptional global marketing specialists across a range of disciplines.  We have industry-leading public relations agencies such as Weber Shandwick and GolinHarris that have expertise in every significant area of communication management.  Jack Morton is a global brand experience agency, and FutureBrand is a leading brand consultancy.  Octagon is a global sports, entertainment and lifestyle marketing agency.  Our digital specialist agencies, led by R/GA, Huge and MRM, are among the industry's most award-winning digital agencies. Our premier healthcare communications specialists reside within our three global brands, McCann, Draftfcb and Lowe.

•
Our domestic integrated independent agencies include some of advertising's most recognizable and storied agency brands, including Carmichael Lynch, Deutsch, Hill Holliday, The Martin Agency and Mullen. The marketing programs created by these agencies incorporate all media channels, customer relationship management (CRM), public relations and other marketing activities and have helped build some of the most powerful brands in the U.S., across all sectors and industries.

We list approximately 95 of our companies on our website under the "Our Agencies" section, with descriptions, case studies, social media channels and office locations for each. To learn more about our broad range of capabilities, visit our website at http://www.interpublic.com. Information on our website is not part of this report.

Market Strategy
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative and strategic talent in fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our company to enhance our operations through mergers and strategic alliances, as well as the development of internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:

•
We re-organized our media operations under a single management structure, IPG Mediabrands, to reinvent how we plan, buy and measure media investment on behalf of our clients. We aligned a spectrum of specialist media companies under this structure and we have invested in technology and analytics, including the launch of the IPG Media Lab in New York in 2011, a highly advanced resource for our clients. In 2012, we launched a third global full-service media buying and planning agency, BPN, with a focus on new technologies and a pay-for-performance compensation. BPN currently has 36 offices in 28 countries and during 2014 plans to expand into several new markets to have operations that extend further across the world. Additionally, during 2013, IPG Mediabrands announced the formation of the MAGNA Consortium, designed to accelerate the adoption of integrated automated and programmatic media buying solutions for digital media channels. Founders include IPG Mediabrands, A+E Networks, AOL, Cablevision, Clear Channel Media and Entertainment, and Tribune, and since the announcement the group has expanded to also include ESPN. Available inventory includes display, video, mobile, digital out-of-home, radio and TV. Since its launch in 2008, IPG Mediabrands has delivered industry-leading performance and growth and in 2014 was named Mediapost's "Media Holding Company of the Year."

•
We moved Lowe to a hub model, focused on a smaller and more strategic global footprint, and significantly revamped its management team in an effort to turn around its operating performance. Once this approach began to yield positive results, we strengthened Lowe's capabilities in the key Brazil and U.K. markets through acquisitions. In the U.S., we recently aligned Lowe with Campbell Ewald to create a more powerful offering from which to service and source multinational clients. In early 2014, Lowe and Partners acquired Profero, a global digital network, which will operate as Lowe Profero, serving as the network's global digital offering.

•
We combined a global creative agency with our leading direct marketing agency to create Draftfcb, our modern global agency network that combines accountability with creativity under a single P&L. Over the course of 2013, IPG appointed new global leadership at Draftfcb. The new team has raised the quality of creative work for the global network and is evolving its integrated model to drive growth. Draftfcb brings together the best of brand advertising and accountable communications disciplines, such as digital, CRM and activation to benefit clients. The network and its new leadership team will continue to enhance its offering. In addition, Draftfcb acquired Inferno, a premier creative agency, which will enable the network to better serve global clients.

•
At our marketing services division, Constituency Management Group (“CMG”), we continue to strengthen our market leading public relations and events marketing specialists. In recent years, we developed significant social media practices across CMG agencies and expanded our operations in Latin America, China and the Middle East. Our strong public relations offering led The Holmes Report to name Interpublic Group its “Holding Company of the Year” in 2013, the first time the award was given for this category.

•
McCann Worldgroup is well-positioned to deliver best-in-class integrated marketing communications solutions in all geographic regions for many of the world's largest and most sophisticated advertisers, including local, regional and multinational clients. During 2013, we acquired specialty marketing agencies within McCann, extending its capabilities in strategically important disciplines. McCann's renewed focus on its creative capabilities and reputation was rewarded with several account wins and industry recognition. Notably, McCann produced the most-awarded digital work of 2013 and was named the most-awarded agency in the world by The Gunn Report.

•
During the last several years we have invested in the domestic and international expansion of our digital brands R/GA, Huge, MRM and several of our agencies under the Mediabrands Audience Platform. We have opened new offices and expanded existing offices in high-growth markets as well as strategic world markets, and we expect to continue this strategic investment in future years.

Digital Growth
Demand for our digital marketing services continues to evolve rapidly. In order to meet this need and provide high-value resources to clients, we have focused on embedding digital talent and technology throughout the organization. This reflects our belief that digital marketing should not be treated as a stand-alone function, but should, instead, be integrated within all of our companies. This structure mirrors the way in which consumers incorporate digital media into their other media habits, and, ultimately, their day-to-day life. We continue to invest in recruiting and developing digital expertise at all our agencies and in all marketing disciplines.
To meet the changing needs of the marketplace, we have acquired and incubated specialty digital assets, such as Reprise Media (search engine marketing), Huge (e-commerce solutions), Cadreon (audience management platform) and The IPG Media Lab, as well as making strategic investments in mobile marketing capabilities. We have also continued to invest in existing assets such as R/GA, a digital agency and industry leader in the development of award-winning interactive campaigns for global clients, as well as MRM, a leading global digital agency. These companies have unique capabilities and service their own client rosters while also serving as key digital partners to many of the agencies within IPG.

Fast-Growth Regions
We continue to invest and expand our presence in high-growth geographic regions. In recent years, we have made significant investments in India and Brazil, further strengthening our leadership position in these high-growth, developing markets. Recent transactions in India include the acquisition of Interactive Avenues, a digital media agency, the acquisition of End to End, a database marketing agency and the acquisition of Corporate Voice, a communications agency. Our operations in India continue to be best-in-class as we support our strong growth in the region with partnerships and talent investment. Recent transactions completed in Brazil include the acquisition of E/OU, a digital agency, and the acquisition of S2 Publicom, a leading public relations company. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with 65 offices across 14 countries. Our partner in Russia is a leader in that country. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands. Additional areas of investment include other key strategic markets in Asia Pacific, Latin America, Eastern Europe and Africa.

Acquisition Strategy
A disciplined acquisition strategy, focused on high-growth capabilities and regions of the world, is one component of growing our services in today's rapidly-changing marketing services and media landscape. When an outstanding resource or a strong tactical fit becomes available, we have been opportunistic in making tuck-in, niche acquisitions that enhance our service offerings. We will continue to focus on digital and marketing services agencies throughout the world, and international growth markets.
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. All of these acquired agencies have been integrated into one of our global networks or agencies.

Financial Objectives
Our financial goals include competitive organic revenue growth and operating margin expansion, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made in our financial reporting and business information systems in recent years, and which continue, allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage our business.
We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.

Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and CMG. IAN is comprised of McCann, Draftfcb, Lowe, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. See Note 14 to the Consolidated Financial Statements for further information.

Principal Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2013	2012	2011
Domestic	55.8%	54.7%	55.4%
United Kingdom	8.0%	8.2%	7.7%
Continental Europe	11.2%	11.8%	13.0%
Asia Pacific	12.2%	12.0%	10.6%
Latin America	6.5%	6.5%	6.3%
Other	6.3%	6.8%	7.0%
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

	Consolidated Revenues for the Three Months Ended
	2013		2012		2011
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$1,543.0	21.7%	$1,506.8	21.7%	$1,474.8	21.0%
June 30	1,756.2	24.7%	1,715.7	24.7%	1,740.7	24.8%
September 30	1,700.4	23.9%	1,670.4	24.0%	1,726.5	24.6%
December 31	2,122.7	29.7%	2,063.3	29.6%	2,072.6	29.6%
	$7,122.3		$6,956.2		$7,014.6
See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 21% of revenue in 2013 and 2012. Our largest client accounted for approximately 5% of revenue for 2013 and 2012. Based on revenue for the year ended December 31, 2013, our five largest clients (in alphabetical order) were General Motors, Johnson & Johnson, L'Oréal, Microsoft and Unilever. We represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships.

Personnel
As of December 31, 2013, we employed approximately 45,400 people, of whom approximately 18,400 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies, and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available, free of charge, on our website at http://www.interpublic.com under the "Investor Relations" section, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission at www.sec.gov. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
The advertising and marketing communications business is highly competitive. Our agencies and media services compete with other agencies, and with other providers of creative, marketing or media services, to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants.
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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and clients may choose to terminate their contracts on a relatively short timeframe. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately 21% of revenue in 2013. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.

•	Our results of operations are highly susceptible to decrease when economic conditions are unfavorable.
Economic conditions continue to vary across geographic regions, and areas of uncertainty about the prospects for continued improvements in the global economy or economic conditions in certain regions, and a degree of caution on the part of some marketers, continue to have an effect on the demand for advertising and marketing communication services. The industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy generally. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

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
We are a global business. Operations outside the United States represent a significant portion of our revenues, approximately 44% in 2013. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, and difficult local political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, which can be complex and stringent, in all jurisdictions where we operate. In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
In addition, because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Australian Dollar, Brazilian Real, Euro, Indian Rupee, Japanese Yen, Pound Sterling and South African Rand, fluctuations in exchange rates between the U.S. Dollar and such currencies may materially affect our financial results. Concerns persist in Europe in particular over the debt burdens of certain countries that use the Euro as their currency and the overall stability of the Euro. Possible consequences, such as the re-introduction of individual currencies in countries currently employing the Euro or the dissolution of the Euro as a common currency, or market perceptions and uncertainties about the possibility and impact of such events, could adversely affect the value of our Euro-denominated assets and results of operations.

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
As of December 31, 2013, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.6 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. For further discussion of goodwill and other intangible assets, and our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth[1]	68	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	50	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	47	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	42	Senior Vice President, Audit and Chief Risk Officer
Philippe Krakowsky	51	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	53	Executive Vice President and Chief Financial Officer

[1]	Also a Director
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
Price Range of Common Stock
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 14, 2014, there were approximately 14,300 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low
2013:
Fourth Quarter	$17.70	$15.40
Third Quarter	$17.51	$14.69
Second Quarter	$14.94	$12.91
First Quarter	$13.38	$11.61
2012:
Fourth Quarter	$11.47	$9.45
Third Quarter	$11.74	$9.68
Second Quarter	$11.96	$10.02
First Quarter	$11.97	$10.16

During 2013, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 15, 2013	$0.075	$31.9	December 2, 2013	December 16, 2013
August 14, 2013	$0.075	$31.4	September 3, 2013	September 17, 2013
May 23, 2013	$0.075	$31.7	June 7, 2013	June 21, 2013
February 22, 2013	$0.075	$31.0	March 11, 2013	March 25, 2013
During 2012, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 15, 2012	$0.060	$25.3	December 3, 2012	December 17, 2012
August 21, 2012	$0.060	$25.8	September 6, 2012	September 20, 2012
May 24, 2012	$0.060	$26.1	June 8, 2012	June 22, 2012
February 24, 2012	$0.060	$26.2	March 9, 2012	March 23, 2012
On February 14, 2014, we announced that our Board of Directors (the “Board”) had declared a common stock cash dividend of $0.095 per share, payable on March 17, 2014 to holders of record as of the close of business on March 3, 2014. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchase of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2013 to December 31, 2013.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	3,351,759	$16.63	3,350,692	$263,702,132
November 1 - 30	5,202,219	$17.00	5,202,219	$175,284,073
December 1 - 31	3,323,728	$17.07	3,323,728	$118,560,581
Total	11,877,706	$16.91	11,876,639

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the "Withheld Shares"). We repurchased 1,067 Withheld shares in October 2013. No Withheld Shares were purchased in November or December of 2013.

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

[3]
In February 2013, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0 million, excluding fees, of our common stock. On February 14, 2014, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million , excluding fees, of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the 2013 share repurchase program. There is no expiration date associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

Years ended December 31,	2013	2012	2011	2010	2009
Statement of Operations Data
Revenue	$7,122.3	$6,956.2	$7,014.6	$6,507.3	$6,007.4
Salaries and related expenses	4,545.5	4,391.9	4,402.1	4,117.0	3,961.2
Office and general expenses	1,917.9	1,887.2	1,924.3	1,837.7	1,700.3
Restructuring and other reorganization-related charges (reversals), net	60.6	(1.2)	1.0	3.9	4.6
Operating income	598.3	678.3	687.2	548.7	341.3
Provision for income taxes	181.2	213.3	190.2	171.3	90.1
Net income [1]	288.9	464.6	551.5	281.2	143.4
Net income available to IPG common stockholders [1]	259.2	435.1	520.7	271.2	93.6

Earnings per share available to IPG common stockholders:
Basic [1]	$0.62	$1.01	$1.12	$0.57	$0.20
Diluted [1]	$0.61	$0.94	$0.99	$0.47	$0.19

Weighted-average number of common shares outstanding:
Basic	421.1	432.5	465.5	473.6	468.2
Diluted	429.6	481.4	540.6	542.1	508.1

Dividends declared per common share	$0.30	$0.24	$0.24	$0.00	$0.00

Other Financial Data
Net cash provided by operating activities	$592.9	$357.2	$273.5	$817.3	$540.8
Ratios of earnings to fixed charges	2.6	3.2	3.4	2.4	1.7

As of December 31,	2013	2012	2011	2010	2009
Balance Sheet Data
Cash and cash equivalents and marketable securities	$1,642.1	$2,590.8	$2,315.6	$2,689.4	$2,506.1
Total assets	12,905.0	13,493.9	12,908.7	13,070.8	12,263.1
Total debt	1,662.5	2,449.5	1,769.2	1,737.0	1,946.6
Total liabilities	10,405.1	10,810.1	10,168.0	10,212.7	9,449.0
Preferred stock – Series B	0.0	221.5	221.5	221.5	525.0
Total stockholders’ equity	2,250.8	2,456.6	2,497.3	2,566.9	2,536.3

[1]
The year ended December 31, 2013 includes a pre-tax loss of $45.2, related to our early extinguishment of debt. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. The years ended December 31, 2012 and 2011 include a pre-tax gain of $93.6 and $132.2, respectively, related to the sale of our holdings in Facebook. Basic and diluted earnings per share for the year ended December 31, 2012 included $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our remaining holdings in Facebook, net of tax. Basic and diluted earnings per share for the year ended December 31, 2011 included $0.27 and $0.23 per share, respectively, from the gain recorded for the sale of approximately half of our holdings in Facebook, net of tax.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2013 compared to 2012 and 2012 compared to 2011.
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

EXECUTIVE SUMMARY
During 2013, our organic revenue increase was primarily driven by growth in our domestic market, which was a result of net new business with clients won during the year and growth with existing clients. Our international organic increase was primarily in the Asia Pacific and Latin America regions, across our marketing disciplines. The Continental Europe region weighed on our international growth, mainly due to a challenging economic climate. Across most regional markets, we continued to have strong growth in demand for our digital, media and marketing services. Increased operating expenses reflected investments made in our agencies to support our new business portfolio and growing disciplines, as well as to service our existing clients. We incurred expenses for restructuring in order to better align our cost structure with our revenue, primarily in Continental Europe.
With challenging economic conditions in many markets around the world, particularly in Europe, marketers continue to show a degree of caution in their marketing investment. We continue to derive substantial benefit from our diversified client base, our global footprint and the broad range and strength of our professional offerings. We continued to enhance our businesses during 2013 by making investments in creative and strategic talent that emphasize our growth priorities: fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. We believe our continued investment in tools, technology and process improvements will create efficiencies in the delivery of our services.
We continued to enhance value to our shareholders through common stock dividends, share repurchases and improvements in our balance sheet. During 2013, average diluted shares decreased by 11% primarily due to share repurchases. Basic earnings per share available to IPG common stockholders for the years ended December 31, 2013, 2012 and 2011 were $0.62, $1.01 and $1.12 per share, respectively. Diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 were $0.61, $0.94 and $0.99 per share, respectively. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2012 included $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our remaining holdings in Facebook, net of tax. Basic and diluted earnings per share for the year ended December 31, 2011 included $0.27 and $0.23 per share, respectively, from the gain recorded for the sale of approximately half of our holdings in Facebook, net of tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present a summary of financial performance for the year ended December 31, 2013, as compared with the same periods in 2012 and 2011.

	Years ended December 31,
	2013		2012
% Increase / (Decrease)	Total	Organic	Total	Organic
Revenue	2.4%	2.8%	(0.8)%	0.7%
Salaries and related expenses	3.5%	3.8%	(0.2)%	0.9%
Office and general expenses	1.6%	2.5%	(1.9)%	(0.2)%

		Years ended December 31,
		2013	2012	2011
Operating margin		8.4%	9.8%	9.8%
Expenses as % of revenue:
Salaries and related expenses		63.8%	63.1%	62.8%
Office and general expenses		26.9%	27.1%	27.4%
Restructuring and other reorganization-related charges (reversals), net		0.9%	0.0%	0.0%

Net income available to IPG common stockholders		$259.2	$435.1	$520.7

Earnings per share available to IPG common stockholders:
Basic		$0.62	$1.01	$1.12
Diluted		$0.61	$0.94	$0.99

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during 2013 include the Australian Dollar, Brazilian Real, Euro, Japanese Yen and the South African Rand. During 2013, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a net negative impact on our 2013 consolidated results of operations. For 2013, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and operating expenses, which had a minimal impact on our operating margin percentage. For 2012, foreign currency fluctuations resulted in net decreases of approximately 2% in revenues and operating expenses, which had no net impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For 2013 and 2012, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the prior-year period. See Note 5 to the Consolidated Financial Statements for additional information on our acquisitions.

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

	Year ended December 31, 2012	Components of Change			Year ended December 31, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,956.2	$(80.4)	$50.3	$196.2	$7,122.3	2.8%	2.4%
Domestic	3,803.6	0.0	26.4	142.6	3,972.6	3.7%	4.4%
International	3,152.6	(80.4)	23.9	53.6	3,149.7	1.7%	(0.1)%
United Kingdom	572.0	(7.0)	(1.2)	4.5	568.3	0.8%	(0.6)%
Continental Europe	823.1	23.0	2.7	(48.2)	800.6	(5.9)%	(2.7)%
Asia Pacific	838.1	(43.6)	21.0	53.4	868.9	6.4%	3.7%
Latin America	450.1	(32.7)	1.4	45.7	464.5	10.2%	3.2%
Other	469.3	(20.1)	0.0	(1.8)	447.4	(0.4)%	(4.7)%
During 2013, our revenue increased by $166.1, or 2.4%, compared to 2012, due to an organic revenue increase of $196.2, or 2.8%, and the effect of net acquisitions of $50.3, partially offset by an adverse foreign currency rate impact of $80.4. We had growth in the domestic market, with our organic revenue increase primarily attributable to net client wins, most notably in the auto and transportation sector, and net higher spending from existing clients, primarily in the healthcare sector, partially offset by decreases in the technology and telecom sector. In addition, our organic revenue increase in the domestic market was mainly driven by our events marketing and public relations businesses. In our international market, the organic revenue increase was primarily in the Asia Pacific region, led by Australia and China, and in the Latin America region, primarily in Brazil. Also contributing to our international organic revenue increase was net higher spending from existing clients throughout nearly all client sectors, most notably in the technology and telecom and healthcare sectors. The international organic revenue increase was partially offset by a decline in the Continental Europe region, across most countries in the market, due to a continued challenging economic climate.

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
During 2012, our revenue decreased by $58.4, or 0.8%, compared to 2011, due to an adverse foreign currency rate impact of $147.6, partially offset by an organic revenue increase of $47.4, or 0.7%, and the effect of net acquisitions of $41.8. Our organic revenue increase was primarily attributable to new client wins and net higher spending from existing clients in our international markets. We had strong growth in the Asia Pacific region, primarily in Australia, Singapore, India and China, and in the Latin America region, predominantly in Brazil. Also contributing to our international organic revenue increase was an

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

increase in the United Kingdom, predominately due to our events marketing business, which benefited from work performed in connection with the London Olympics in the third quarter of 2012. The organic revenue increase in our international markets was throughout nearly all client sectors, most notably in the retail and technology and telecom sectors, partially offset by a decrease in the consumer goods sector due to net client losses in the prior year. Our revenue decreased in the Continental Europe region, primarily in Spain and Italy, due to a continued challenging economic climate. This was partially offset by growth in Germany. In our domestic market, our organic revenue decrease was due to net client losses in the prior year, most notably in the consumer goods and technology and telecom sectors, and a decline in spending from existing clients, primarily in the retail and health care sectors. Partially offsetting this decline in the domestic market was an organic revenue increase in the auto and transportation and financial services sectors.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2013		2012		2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$4,545.5	63.8%	$4,391.9	63.1%	$4,402.1	62.8%
Office and general expenses	1,917.9	26.9%	1,887.2	27.1%	1,924.3	27.4%
Restructuring and other reorganization-related charges (reversals), net	60.6	0.9%	(1.2)	0.0%	1.0	0.0%
Total operating expenses	$6,524.0		$6,277.9		$6,327.4
Operating income	$598.3	8.4%	$678.3	9.8%	$687.2	9.8%

Salaries and Related Expenses
Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive awards, costs for temporary workers, severance and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of the hiring of personnel to support revenue growth and changes in the performance levels and types of employee incentive awards. Additionally, we may take severance actions in areas where we have or anticipate decreases in operating performance or to enhance our teams or leadership. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price, actual results, and changes to our projected results, which could impact the achievement of certain performance targets.

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2012 - 2013	$4,391.9	$(40.3)	$28.2	$165.7	$4,545.5	3.8%	3.5%
2011 - 2012	4,402.1	(85.6)	34.5	40.9	4,391.9	0.9%	(0.2)%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in 2013 to 63.8% from 63.1% in 2012. Salaries and related expenses in 2013 increased by $153.6 compared to 2012, due to an organic increase of $165.7 and the effect of net acquisitions of $28.2, partially offset by a favorable foreign currency rate impact of $40.3. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $150.1, primarily due to increases in our workforce in international markets, predominantly in the Asia Pacific and Latin America regions, as well as in our domestic market at businesses where we had revenue growth or new business wins, and to a lesser extent, modest wage increases.
Our staff cost ratio increased in 2012 to 63.1% from 62.8% in 2011. Salaries and related expenses in 2012 decreased by $10.2 compared to 2011, due to a favorable foreign currency rate impact of $85.6, partially offset by an organic increase of $40.9 and the effect of net acquisitions of $34.5. The organic increase was primarily due to an increase in base salaries, benefits and temporary help of $96.4, primarily attributable to increases in our workforce in international regions, most notably in the Asia Pacific and Latin America regions, and businesses where we had revenue growth, as well as modest wage increases. Our workforce decreased in regions and businesses where we had revenue declines as we were disciplined in managing our workforce.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Partially offsetting this organic increase was a reduction in incentive award expense of $51.1, resulting from lower financial performance compared to targets.

The following table details our staff cost ratio.

	Years ended December 31,
	2013	2012	2011
Salaries and related expenses	63.8%	63.1%	62.8%
Base salaries, benefits and tax	52.9%	52.2%	50.9%
Incentive expense	3.0%	3.0%	3.7%
Severance expense	1.1%	1.3%	1.5%
Temporary help	3.6%	3.6%	3.6%
All other salaries and related expenses	3.2%	3.0%	3.1%

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

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2012 - 2013	$1,887.2	$(27.3)	$10.2	$47.8	$1,917.9	2.5%	1.6%
2011 - 2012	1,924.3	(40.7)	8.4	(4.8)	1,887.2	(0.2)%	(1.9)%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in 2013 to 26.9% from 27.1% in 2012. Office and general expenses in 2013 increased by $30.7 compared to 2012, due to an organic increase of $47.8 and the effect of net acquisitions of $10.2, partially offset by a favorable foreign currency rate impact of $27.3. The organic increase was primarily attributable to an increase in occupancy costs and higher production expenses in our domestic market related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that increased in size or were new during 2013, partially offset by certain adjustments to contingent acquisition obligations.
Our office and general expense ratio decreased in 2012 to 27.1% from 27.4% in 2011. Office and general expenses in 2012 decreased by $37.1 compared to 2011, due to a favorable foreign currency rate impact of $40.7 and an organic decrease of $4.8, partially offset by the effect of net acquisitions of $8.4. The organic decrease was primarily attributable to lower occupancy costs, as we continue to find efficiencies in our real estate portfolio, and professional fees. The organic decrease was partially offset by higher production expenses in our international markets, most notably in the Asia Pacific region and in the United Kingdom, related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that increased in size or were new during 2012.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency gains (losses), long-lived asset impairments and other expenses.

	Years ended December 31,
	2013	2012	2011
Office and general expenses	26.9%	27.1%	27.4%
Professional fees	1.7%	1.7%	1.8%
Occupancy expense (excluding depreciation and amortization)	7.1%	7.0%	7.2%
Travel & entertainment, office supplies and telecommunications	3.6%	3.6%	3.6%
All other office and general expenses	14.5%	14.8%	14.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Restructuring and Other Reorganization-Related Charges (Reversals), net
The components of the restructuring and other reorganization-related charges, net for 2013 and prior restructuring plans are listed below.

Year ended
December 31, 2013
Severance and termination costs	$55.9
Lease termination costs	4.2
Other exit costs	0.5
Total restructuring and other reorganization-related charges, net	$60.6
In the fourth quarter of 2013, we implemented a cost savings initiative (the “2013 Plan”) to better align our cost structure with our revenue, primarily in Continental Europe. In connection with this initiative, we recorded pre-tax restructuring charges of $61.2 comprised of severance and termination costs of $55.9, lease terminations costs of $4.8, and other exit costs of $0.5. All restructuring actions were identified and initiated by the end of 2013, with all actions expected to be substantially completed by the end of the first quarter of 2014.
The following table presents the 2013 Plan restructuring and other reorganization-related charges, net, and employee headcount reduction for the year ended December 31, 2013.

	Restructuring Charges	Headcount Reduction (Actual Number)
Consolidated	$61.2	541
Domestic	9.0	30
International	52.2	511
The 2013 Plan includes a planned reduction in workforce of 541 employees across all levels and functions and costs associated with offices that were vacated. We expect these initiatives to generate an estimated annual pre-tax savings of approximately $40 in 2014.
Net restructuring and other reorganization-related (reversals) charges related to the 2007, 2003 and 2001 restructuring plans for the years ended December 31, 2013, 2012 and 2011 were $(0.6), $(1.2) and $1.0, respectively.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2013	2012	2011
Cash interest on debt obligations	$(110.7)	$(130.6)	$(138.9)
Non-cash interest	(12.0)	(2.9)	2.1
Interest expense	(122.7)	(133.5)	(136.8)
Interest income	24.7	29.5	37.8
Net interest expense	(98.0)	(104.0)	(99.0)
Other (expense) income, net	(32.3)	100.5	150.2
Total (expenses) and other income	$(130.3)	$(3.5)	$51.2
Net Interest Expense
For 2013, net interest expense decreased by $6.0 as compared to 2012, primarily due to a decrease in cash interest on debt obligations. Cash interest expense decreased primarily due to the retirement of our 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in the first quarter of 2013 and redemption of our 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes") in July 2013, which were refinanced with debt issued at lower rates in 2012. Non-cash interest expense increased primarily as a result of the retirement of our 4.75% Notes and our 4.25% Convertible Senior Notes due 2023 (the "4.25% Notes") in the first quarter of 2013 and first quarter of 2012, respectively. At retirement, the premiums associated with these Notes, which had reduced interest expense in prior periods, were fully amortized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

For 2012, net interest expense increased by $5.0 as compared to 2011, primarily due to an increase in non-cash interest expense. Non-cash interest expense increased since the premium associated with our 4.25% Notes, which we retired in March 2012, which had reduced interest expense in prior periods, was fully amortized. Cash interest expense decreased primarily due to the retirement of our 4.25% Notes, which was offset by lower interest income, primarily in the United States due to lower cash balances.

Other (Expense) Income, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2013	2012	2011
Net loss on early extinguishment of debt	$(45.2)	$0.0	$0.0
Gains on sales of businesses and investments	1.5	88.2	125.9
Vendor discounts and credit adjustments	8.6	15.3	19.4
Other income (expense), net	2.8	(3.0)	4.9
Total other (expense) income, net	$(32.3)	$100.5	$150.2
Loss on Early Extinguishment of Debt – During 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Notes. See Note 2 to the Consolidated Financial Statements for further information.
Sales of Businesses and Investments – During 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which was partially offset by a loss from the sale of a business in the United Kingdom within our IAN segment. During 2012, we recognized gains from the sale of our remaining holdings in Facebook and a business in an international market within our CMG segment, which were partially offset by losses from the sale of businesses within our IAN segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year. During 2011, we recognized a gain from the sale of approximately half of our holdings in Facebook, which was partially offset by a loss relating to the sale of a business in the domestic market within our IAN segment.
Vendor Discounts and Credit Adjustments – In connection with the liabilities related to vendor discounts and credits established as part of the restatement we presented in our 2004 Annual Report on Form 10-K, these adjustments reflect the reversal of certain of these liabilities primarily where the statute of limitations has lapsed, or as a result of differences resulting from settlements with clients or vendors.
Other Income (Expense), net – During 2013, other income (expense), net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

INCOME TAXES

	Years ended December 31,
	2013	2012	2011
Income before income taxes	$468.0	$674.8	$738.4
Provision for income taxes	$181.2	$213.3	$190.2
Effective income tax rate	38.7%	31.6%	25.8%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2013, our effective income tax rate of 38.7% was positively impacted by the recognition of losses attributable to worthless securities in a consolidated subsidiary and the recognition of previously unrecognized tax benefits as a result of the settlement of the 2002-2006 New York State audit cycle. Our effective income tax rate was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
See Note 8 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2013, 2012 and 2011 were $0.62, $1.01 and $1.12 per share, respectively. Diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 were $0.61, $0.94 and $0.99 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2012 included $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our remaining holdings in Facebook, net of tax. Basic and diluted earnings per share for the year ended December 31, 2011 included $0.27 and $0.23 per share, respectively, from the gain recorded for the sale of approximately half of our holdings in Facebook, net of tax.

Segment Results of Operations
As discussed in Note 14 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2013: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
REVENUE

	Year ended December 31, 2012	Components of Change			Year ended December 31, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,728.5	$(73.2)	$40.4	$99.9	$5,795.6	1.7%	1.2%
Domestic	3,020.8	0.0	26.4	46.8	3,094.0	1.5%	2.4%
International	2,707.7	(73.2)	14.0	53.1	2,701.6	2.0%	(0.2)%
During 2013, IAN revenue increased by $67.1 compared to 2012, due to an organic revenue increase of $99.9 and the effect of net acquisitions of $40.4, partially offset by an adverse foreign currency rate impact of $73.2. The organic revenue increase in our domestic market was primarily attributable to net client wins, most notably in the auto and transportation sector, and net higher spending from existing clients, primarily in the healthcare sector, partially offset by decreases in the technology and telecom and retail sectors. In our international markets, the organic revenue increase was primarily due to net higher spending from existing clients across most client sectors, primarily in the Asia Pacific region, led by Australia, and in the Latin America region, primarily in Brazil. The international organic revenue increase was partially offset by a decline in the Continental Europe region across most countries in the market.

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

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Segment operating income[1]	$662.1	$700.2	$728.8	(5.4)%	(3.9)%
Operating margin[1]	11.4%	12.2%	12.4%

1Segment operating income and operating margin exclude approximately $56 of restructuring and other reorganization-related charges. See "Restructuring and Other Reorganization-Related Charges (Reversals), net" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements for further information.
Operating income decreased during 2013 when compared to 2012 due to an increase in salaries and related expenses of $109.5, partially offset by an increase in revenue of $67.1 and a decrease in office and general expenses of $4.3. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce in certain businesses where we had revenue growth or new business wins during 2013. The decrease in office and general expenses was primarily attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during 2013, certain adjustments to contingent acquisition obligations and lower discretionary spending, partially offset by an increase in occupancy costs.
Operating income decreased during 2012 when compared to 2011 due to a decrease in revenue of $163.3, partially offset by decreases in salaries and related expenses of $69.9 and office and general expenses of $64.8. The decrease in salaries and related expenses was primarily due to a reduction in incentive award expense resulting from lower financial performance compared to targets and, to a lesser extent, lower severance expense. The decrease in office and general expenses was primarily attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during 2012, lower occupancy costs and, to a lesser extent, lower professional fees.

CMG
REVENUE

	Year ended December 31, 2012	Components of Change			Year ended December 31, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,227.7	$(7.2)	$9.9	$96.3	$1,326.7	7.8%	8.1%
Domestic	782.8	0.0	0.0	95.8	878.6	12.2%	12.2%
International	444.9	(7.2)	9.9	0.5	448.1	0.1%	0.7%
During 2013, CMG revenue increased by $99.0 compared to 2012, primarily due to an organic revenue increase of $96.3. We had growth in the domestic market, with our organic revenue increase primarily due to net client wins and net higher spending from existing clients across all disciplines, most notably in our events marketing and public relations businesses. The international organic revenue increase occurred primarily in our public relations business and was predominantly in the Latin America region, mostly notably in Brazil, and in the Asia Pacific region, primarily in China. Mostly offsetting the international organic revenue increase was an organic revenue decrease in the United Kingdom, due to a decrease in our events marketing business which in the prior-year included work performed for the London Olympics, and in the Continental Europe region due to a continued challenging economic climate.

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
During 2012, CMG revenue increased by $104.9 compared to 2011, due principally to an organic revenue increase of $91.8. The organic revenue increase was primarily due to net client wins and net higher spending from existing clients across all disciplines, primarily in our events marketing and public relations businesses. The international organic revenue increase occurred throughout nearly all regions, primarily in the Asia Pacific region, most notably in Australia, Singapore and China, and in the United Kingdom, where our events marketing business benefited from work performed for the London Olympics in the third quarter of 2012. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete. The domestic organic revenue increase was primarily due to growth in our public relations and sports marketing businesses.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Segment operating income[1]	$137.6	$114.2	$101.4	20.5%	12.6%
Operating margin[1]	10.4%	9.3%	9.0%
1 Segment operating income and operating margin exclude approximately $5 of restructuring and other reorganization-related charges. See "Restructuring and Other Reorganization-Related Charges (Reversals), net" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements for further information.
Operating income increased during 2013 when compared to 2012 due to an increase in revenue of $99.0, partially offset by increases in salaries and related expenses of $38.8 and office and general expenses of $36.8. The increase in salaries and related expenses was primarily attributable to increases in our workforce across most disciplines, primarily at our public relations business to support business growth. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during 2013.
Operating income increased during 2012 when compared to 2011 due to an increase in revenue of $104.9, partially offset by increases in salaries and related expenses of $51.2 and office and general expenses of $40.9. The increase in salaries and related expenses was primarily attributable to increases in our workforce across all disciplines to support business growth, which resulted in an increase in base salaries and benefits. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during 2012.

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
Corporate and other expenses increased during 2013 by $3.5 to $140.8 compared to 2012, primarily due to an increase in salaries and related expenses, mainly attributable to higher base salaries, benefits and temporary help, partially offset by lower severance expenses and a decrease in office and general expenses.
Corporate and other expenses decreased slightly during 2012 by $4.7 to $137.3 compared to 2011, primarily due to lower office and general expenses, partially offset by an increase in temporary help to support our information-technology system-upgrade initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2013	2012	2011
Net income, adjusted to reconcile net income to net cash provided by operating activities [1]	$598.4	$697.2	$735.7
Net cash used in working capital ²	(9.6)	(293.2)	(359.4)
Changes in other non-current assets and liabilities using cash	4.1	(46.8)	(102.8)
Net cash provided by operating activities	$592.9	$357.2	$273.5
Net cash used in investing activities	(224.5)	(210.2)	(58.8)
Net cash (used in) provided by financing activities	(1,212.3)	131.3	(541.0)

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

Operating Activities
Net cash provided by operating activities during 2013 was $592.9, which was an increase of $235.7 as compared to 2012, primarily as a result of an improvement in working capital usage of $283.6, offset by a decrease in net income. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The improvement in working capital in 2013 was impacted by our media businesses and an ongoing focus on working capital management at our agencies.
Net cash provided by operating activities during 2012 was $357.2, which was an increase of $83.7 as compared to 2011, primarily as a result of a decrease in working capital usage of $66.2. The net working capital usage in 2012 was primarily impacted by our media businesses.
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

Investing Activities
Net cash used in investing activities during 2013 primarily relates to payments for capital expenditures and acquisitions. Capital expenditures of $173.0 relate primarily to computer hardware and software and leasehold improvements. We made payments of $61.5 related to acquisitions completed during 2013.
Net cash used in investing activities during 2012 primarily related to payments for capital expenditures and acquisitions, partially offset by the net proceeds of $94.8 received from the sale of our remaining holdings in Facebook. Capital expenditures of $169.2 primarily related to computer hardware and software, and leasehold improvements. Capital expenditures increased in 2012 compared to the prior year, primarily due to an increase in leasehold improvements made during the year. Payments for acquisitions of $145.5 primarily related to payments for new acquisitions.

Financing Activities
Net cash used in financing activities during 2013 primarily related to the purchase of long-term debt, the repurchase of our common stock, and payment of dividends. We redeemed all $600.0 in aggregate principal amount of our 10.00% Notes. In addition, we repurchased 31.8 shares of our common stock for an aggregate cost of $481.8, including fees, and made dividend payments of $126.0 on our common stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Net cash provided by financing activities during 2012 primarily reflected net proceeds from our debt transactions. We issued $300.0 in aggregate principal amount of 2.25% Senior Notes due 2017 (the "2.25% Notes"), $500.0 in aggregate principal amount of 3.75% Senior Notes due 2023 (the "3.75% Notes") and $250.0 in aggregate principal amount of 4.00% Senior Notes due 2022 (the "4.00% Notes"). The proceeds from the issuance of the 4.00% Notes were applied towards the repurchase and redemption of $399.6 in aggregate principal amount of our 4.25% Notes. Offsetting the net proceeds from our debt transactions was the repurchase of 32.7 shares of our common stock for an aggregate cost of $350.5, including fees, and dividend payments of $103.4 on our common stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $94.1 in 2013. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Japanese Yen, Canadian Dollar and South African Rand as of December 31, 2013 compared to December 31, 2012.
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $6.2 in 2012. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Brazilian Real and South African Rand, offset by the U.S. Dollar being weaker than other foreign currencies, including the Australian Dollar, British Pound and the Euro, as of as of December 31, 2012 compared to December 31, 2011.

	December 31,
Balance Sheet Data	2013	2012
Cash, cash equivalents and marketable securities	$1,642.1	$2,590.8

Short-term borrowings	$179.1	$172.1
Current portion of long-term debt	353.6	216.6
Long-term debt	1,129.8	2,060.8
Total debt	$1,662.5	$2,449.5

LIQUIDITY OUTLOOK
We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility as well as uncommitted facilities available to support our operating needs. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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

Funding Requirements
Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes, debt service, restructuring, and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.
Notable funding requirements include:

•
Debt service – Our $350.0 in aggregate principal amount of the 6.25% Senior Unsecured Notes due 2014 mature on November 15, 2014. The remainder of our debt is primarily long-term, with maturities scheduled through 2023. See the table below for the maturity schedule of our long-term debt.

•
Acquisitions – We paid cash of $60.6, which was net of cash acquired of $7.1, for acquisitions completed in 2013. We also paid cash of $30.5 related to acquisitions made in prior years. In addition to potential cash expenditures for new

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

acquisitions, we expect to pay approximately $10.0 in 2014 related to prior-year acquisitions. We may also be required to pay approximately $21.0 in 2014 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – During 2013, we paid cash dividends of $0.30 per share on our common stock, which corresponded to an aggregate dividend payment of $126.0. On February 14, 2014, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.095 per share, payable on March 17, 2014 to holders of record as of the close of business on March 3, 2014. Assuming a quarterly dividend of $0.095 per share and no significant change in the number of outstanding shares as of December 31, 2013, we expect to pay approximately $161.0 in 2014. On October 17, 2013, we converted all of our Series B Cumulative Convertible Perpetual Preferred Stock and we will no longer be required to pay annual preferred stock dividends of $11.6. Assuming we continue to pay common stock dividends at our current rate, our common stock dividends over the next twelve months would include $6.6 related to the common shares issued as a result of the conversion.

•
Restructuring – We paid cash of approximately $11 in connection with restructuring actions we have taken through December 31, 2013. We expect to make cash payments of approximately $45, in 2014, with remaining cash payments to be made through 2017.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During 2013, we contributed $0.5 and $18.3 of cash to our domestic and foreign pension plans, respectively. For 2014, we expect to contribute approximately $3.0 and $25.0 of cash to our domestic and foreign pension plans, respectively.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2013 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2014	2015	2016	2017	2018
Long-term debt [1]	$353.6	$2.2	$2.3	$301.7	$24.8	$798.8	$1,483.4
Interest payments on long-term debt [1]	56.8	37.8	37.8	36.6	28.8	128.8	326.6
Non-cancelable operating lease obligations [2]	310.6	288.4	245.3	201.3	180.2	702.7	1,928.5
Contingent acquisition payments [3]	38.1	83.3	61.3	25.1	15.5	15.8	239.1
Uncertain tax positions [4]	10.5	57.6	66.4	60.7	5.2	18.8	219.2
Total	$769.6	$469.3	$413.1	$625.4	$254.5	$1,664.9	$4,196.8

[1]
Amounts represent maturity at par and interest payments based on contractual obligations. We may redeem all or some of the 2.25% Notes, the 3.75% Notes and the 4.00% Notes at the greater of the principal amount of the notes to be redeemed and a "make-whole" amount, plus, in either case, accrued and unpaid interest to the date of redemption. The interest payments on long-term debt noted above are expected to decrease as a result of the maturity of certain notes in 2014.

[2]	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.

[3]
We have structured certain acquisitions with additional contingent purchase price obligations based on the future performance of the acquired entity. See Note 5 and Note 15 to the Consolidated Financial Statements for further information.

4	The amounts presented are an estimate due to inherent uncertainty of tax settlements, including the ability to offset liabilities with tax loss carryforwards.

Share Repurchase Program
In February 2012, our Board authorized a program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In November 2012, the Board authorized an increase in the amount available under our 2012 share repurchase program up to $400.0, excluding fees, of our common stock, as a result of the sale of our remaining holdings in Facebook. In February 2013, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. We fully utilized the 2012 share repurchase program as of the second quarter of 2013. As of December 31, 2013, $118.6 remained available for repurchase under the 2013 share repurchase program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

On February 14, 2014, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the 2013 share repurchase program.
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

	December 31, 2013
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,642.1
Committed credit agreement	$1,000.0	$0.0	$14.3	$985.7
Uncommitted credit arrangements	$700.2	$179.1	$4.2	$516.9

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit historically have not been drawn upon.

At December 31, 2013, we held $871.4 of cash, cash equivalents and marketable securities in foreign subsidiaries. We have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries because we consider such earnings to be permanently reinvested outside the United States. If in the future we distribute these amounts to the United States, an additional provision for the U.S. income and foreign withholding taxes, net of foreign tax credits, could be necessary.

Credit Agreements
We maintain a committed corporate credit facility to increase our financial flexibility. On December 12, 2013, we amended and restated our credit agreement, originally dated as of July 18, 2008 (as amended and restated as of December 12, 2013, the "Credit Agreement"). The amendment extended the Credit Agreement's expiration to December 12, 2018, reduced costs and provides additional flexibility with respect to certain covenants such as restrictions on acquisitions, liens, and subsidiary debt.  The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The Company continues to have the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. We use our Credit Agreement to provide letters of credit primarily to support obligations of our subsidiaries. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2013, the applicable margin is 0.275% for base rate advances and 1.275% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee at an annual rate of 0.225% on the aggregate lending commitment under the Credit Agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The table below sets forth the financial covenants in effect as of December 31, 2013.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	December 31, 2013	EBITDA Reconciliation	December 31, 2013
Interest coverage ratio (not less than)	5.00x	Operating income	$598.3
Actual interest coverage ratio	8.51x	Add:
		Depreciation and amortization	200.5
Leverage ratio (not greater than)	3.25x	Other non-cash amounts	1.7
Actual leverage ratio	2.08x	EBITDA [1]	$800.5

[1]	EBITDA is calculated as defined in the Credit Agreement.
As of December 31, 2013, we were in compliance with all of our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.
We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2013, there were borrowings under some of the uncommitted facilities. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2013 and 2012 was approximately 4.0%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2013 and 2012 the amounts netted were $1,415.3 and $1,166.3, respectively.

CAPPED CALL
In November 2010 we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes were convertible. In March 2013, we exercised our capped call options and elected net share settlement. We received a total of 1.5 settlement shares from the option counterparties as a result of exercising these options. Our capped call transaction met the definition of an off-balance sheet arrangement per Regulation S-K Item 303(a)(4).

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of February 14, 2014 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Stable	Stable
We are rated investment-grade by both Moody's Investor Services ("Moody's") and Fitch Ratings. The most recent update to our credit ratings occurred in February 2013, when Standard & Poor's changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

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
We are required to evaluate the realizability of our deferred tax assets, which is primarily dependent on future earnings. A valuation allowance shall be recognized when, based on available evidence, it is “more likely than not” that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence when evaluating a decision to establish a valuation allowance. Conversely, a pattern of sustained profitability represents significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In 2013 we recorded a net charge for the establishment of valuation allowances of $3.2. In 2012 and 2011 we recorded a net reversal of valuation allowances of $57.3 and $32.9, respectively.
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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 13 reporting units that were subject to the 2013 annual impairment testing. Our annual impairment review as of October 1, 2013 did not result in an impairment charge at any of our reporting units.
During 2011 and 2012, we adopted new authoritative guidance for goodwill and indefinite-lived intangible assets, respectively, which permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the goodwill or indefinite-lived intangible assets are impaired. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the goodwill or indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value and

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, no additional testing is required.
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
For our 2013 and 2012 annual impairment tests, we performed a qualitative impairment assessment for six and nine reporting units and performed the first step of a two-step quantitative impairment test for seven and two reporting units, respectively. In 2013, we performed a quantitative impairment test for three of the seven reporting units due to a reorganization of their reporting unit structure. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2013 and 2012 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approach for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2013 test, the discount rates we used for our reporting units tested were between 10.0% and 13.5%, and the terminal value growth rate for all seven of our reporting units tested was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For the 2013 test, the revenue growth rates for our reporting units used in our analysis were generally between 4.0% and 5.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
We also perform a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of the range reduces growth rates by 0.25% and increases discount rates by 0.5%, and the high end of the range increases growth rates by 0.25% and decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the quantitative impairment test.
The table below displays the goodwill midpoint of the range for each reporting unit tested in the 2013 and 2012 annual impairment tests. Our results of the comparison between carrying value and fair value at the average fair value indicated that for the 2013 test there was one reporting unit and for the 2012 test there were no reporting units whose fair value exceeded its carrying value by less than 20%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	2013 Impairment Test			2012 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$583.4	> 25%	A	$450.2	> 60%
B	$496.1	> 660%	B	$1,090.3	> 45%
C	$209.1	> 35%
D	$25.8	> 255%
E	$197.3	> 30%
F	$182.1	> 50%
G	$66.8	> 10%
Additionally, we performed a sensitivity analysis and reviewed the carrying values compared to the high end and low end of the valuation range. The table below displays the range of the sensitivity analysis for each reporting unit tested in the 2013 and 2012 annual impairment tests. For the 2013 test, using the low of the valuation range, there were two reporting units whose fair value exceeded its carrying value by less than 20%, but not less that 0%. For the 2012 test, using the low of the valuation range, there were no reporting units whose fair value exceeded its carrying value by less than 20%.

	2013 Impairment Test				2012 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:		Reporting Unit	Goodwill	Fair value exceeds carrying value by:
		Low	High			Low	High
A	$583.4	> 15%	> 30%	A	$450.2	> 25%	> 95%
B	$496.1	> 600%	> 700%	B	$1,090.3	> 35%	> 55%
C	$209.1	> 30%	> 40%
D	$25.8	> 240%	> 275%
E	$197.3	> 20%	> 35%
F	$182.1	> 40%	> 60%
G	$66.8	> 2%	> 20%
Based on the analysis described above, for the reporting units for which we performed the first step of the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2013, because these reporting units passed the first step of the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
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
The discount rate is a significant assumption that impacts our net pension and postretirement benefit costs and obligations. We determine our discount rates for our domestic pension plan, significant foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
For the year ended December 31, 2013, a discount rate of 4.00% was used for the domestic pension and postretirement benefit plans and a weighted-average discount rate of 4.32% for the significant foreign pension plans to calculate 2013 net pension and postretirement benefit costs. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2013 net pension and postretirement benefit cost by approximately $1.0, respectively.
As of December 31, 2013, we used a discount rate of 4.85% for the domestic pension and postretirement benefit plans and a weighted-average discount rate of 4.29% for our significant foreign pension plans to measure our benefit obligations. A 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2013 benefit obligation by approximately $26.0 and $27.0, respectively.
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
For 2013, the weighted-average expected rates of return of 7.00% and 5.24% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively.  For 2014, we plan to use an expected rate of return of 7.00% and 6.18% for the domestic and significant foreign pension plans, respectively.  Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held.  A lower expected rate of return would increase our net pension cost.  A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2013 net pension cost by approximately $1.0, respectively.

RECENT ACCOUNTING STANDARDS
See Note 16 to the Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2013 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 89% and 93% as of December 31, 2013 and 2012, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2013	$(26.9)	$27.9
2012	(27.5)	28.4
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of December 31, 2013.
We had $1,642.1 of cash, cash equivalents and marketable securities as of December 31, 2013 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2013 and 2012, we had interest income of $24.7 and $29.5, respectively. Based on our 2013 results, a 100-basis-point increase or decrease in interest rates would affect our interest income by approximately $16.4, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2013 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The primary foreign currencies that impacted our results during 2013 were the Australian Dollar, Brazilian Real, Euro, Japanese Yen and the South African Rand. Based on 2013 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase between 3% and 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2013 levels.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Interpublic Group of Companies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Comprehensive Income, of Cash Flows, and of Stockholders’ Equity present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2014

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2013	2012	2011
REVENUE	$7,122.3	$6,956.2	$7,014.6

OPERATING EXPENSES:
Salaries and related expenses	4,545.5	4,391.9	4,402.1
Office and general expenses	1,917.9	1,887.2	1,924.3
Restructuring and other reorganization-related charges (reversals), net	60.6	(1.2)	1.0
Total operating expenses	6,524.0	6,277.9	6,327.4

OPERATING INCOME	598.3	678.3	687.2

EXPENSES AND OTHER INCOME:
Interest expense	(122.7)	(133.5)	(136.8)
Interest income	24.7	29.5	37.8
Other (expense) income, net	(32.3)	100.5	150.2
Total (expenses) and other income	(130.3)	(3.5)	51.2

Income before income taxes	468.0	674.8	738.4
Provision for income taxes	181.2	213.3	190.2
Income of consolidated companies	286.8	461.5	548.2
Equity in net income of unconsolidated affiliates	2.1	3.1	3.3
NET INCOME	288.9	464.6	551.5
Net income attributable to noncontrolling interests	(21.0)	(17.9)	(19.2)
NET INCOME ATTRIBUTABLE TO IPG	267.9	446.7	532.3
Dividends on preferred stock	(8.7)	(11.6)	(11.6)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$259.2	$435.1	$520.7

Earnings per share available to IPG common stockholders:
Basic	$0.62	$1.01	$1.12
Diluted	$0.61	$0.94	$0.99

Weighted-average number of common shares outstanding:
Basic	421.1	432.5	465.5
Diluted	429.6	481.4	540.6

Dividends declared per common share	$0.30	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2013	2012	2011
NET INCOME	$288.9	$464.6	$551.5

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(116.9)	9.7	(92.1)
Income tax effect	(0.6)	0.0	0.0
	(117.5)	9.7	(92.1)

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.8	0.4	(0.1)
Less: recognition of previously unrealized (gains) losses included in net income	(1.4)	0.7	0.3
Income tax effect	0.2	(0.5)	0.0
	(0.4)	0.6	0.2

Derivative instruments:
Changes in fair value of derivative instruments	0.0	(21.9)	0.0
Less: recognition of previously unrealized losses included in net income	1.7	0.3	0.0
Income tax effect	(0.7)	8.9	0.0
	1.0	(12.7)	0.0

Defined benefit pension and other postretirement plans:
Net actuarial losses for the period	(20.6)	(67.9)	(25.7)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	10.8	7.7	7.5
Less: settlement and curtailment (gains) losses included in net income	(0.1)	0.7	0.0
Other	1.0	(3.4)	2.4
Income tax effect	(1.3)	1.9	(1.5)
	(10.2)	(61.0)	(17.3)

Other comprehensive loss, net of tax	(127.1)	(63.4)	(109.2)
TOTAL COMPREHENSIVE INCOME	161.8	401.2	442.3
Less: comprehensive income attributable to noncontrolling interest	17.1	16.8	16.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$144.7	$384.4	$425.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$1,636.8	$2,574.8
Marketable securities	5.3	16.0
Accounts receivable, net of allowance of $64.9 and $59.0	4,565.4	4,496.6
Expenditures billable to clients	1,536.4	1,318.8
Other current assets	340.1	332.1
Total current assets	8,084.0	8,738.3
Furniture, equipment and leasehold improvements, net	540.0	504.8
Deferred income taxes	144.0	160.5
Goodwill	3,629.0	3,580.6
Other non-current assets	508.0	509.7
TOTAL ASSETS	$12,905.0	$13,493.9

LIABILITIES:
Accounts payable	$6,914.2	$6,584.8
Accrued liabilities	718.4	728.2
Short-term borrowings	179.1	172.1
Current portion of long-term debt	353.6	216.6
Total current liabilities	8,165.3	7,701.7
Long-term debt	1,129.8	2,060.8
Deferred compensation	514.3	489.0
Other non-current liabilities	595.7	558.6
TOTAL LIABILITIES	10,405.1	10,810.1

Commitments and contingencies (see Note 15)
Redeemable noncontrolling interests (see Note 5)	249.1	227.2

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 Series B shares issued and outstanding: 2013 – 0.0; 2012 – 0.2	0.0	221.5
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2013 – 532.3; 2012 – 492.0 shares outstanding: 2013 – 424.5; 2012 – 417.5	53.0	48.8
Additional paid-in capital	2,975.2	2,465.4
Retained earnings	864.5	738.3
Accumulated other comprehensive loss, net of tax	(411.2)	(288.0)
	3,481.5	3,186.0
Less: Treasury stock, at cost: 2013 - 107.8 shares; 2012 - 74.6 shares	(1,266.3)	(765.4)
Total IPG stockholders’ equity	2,215.2	2,420.6
Noncontrolling interests	35.6	36.0
TOTAL STOCKHOLDERS’ EQUITY	2,250.8	2,456.6
TOTAL LIABILITIES AND EQUITY	$12,905.0	$13,493.9

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288.9	$464.6	$551.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	157.4	147.7	150.9
Provision for uncollectible receivables	12.6	16.3	10.4
Amortization of restricted stock and other non-cash compensation	43.1	44.5	51.7
Net amortization of bond discounts (premiums) and deferred financing costs	8.6	1.8	(8.7)
Non-cash loss related to early extinguishment of debt	15.2	0.0	0.0
Deferred income tax provision	69.4	103.6	83.9
Gain on sale of an investment	0.0	(93.6)	(132.2)
Other	3.2	12.3	28.2
Changes in assets and liabilities, net of acquisitions and dispositions, providing cash
Accounts receivable	(157.1)	(44.7)	(219.2)
Expenditures billable to clients	(241.5)	(73.8)	(39.2)
Other current assets	(11.3)	3.5	(42.0)
Accounts payable	417.7	(120.4)	(62.9)
Accrued liabilities	(17.4)	(57.8)	3.9
Other non-current assets and liabilities	4.1	(46.8)	(102.8)
Net cash provided by operating activities	592.9	357.2	273.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(173.0)	(169.2)	(140.3)
Acquisitions, including deferred payments, net of cash acquired	(61.5)	(145.5)	(63.1)
Proceeds from the sale of an investment	0.0	94.8	133.5
Other investing activities	10.0	9.7	11.1
Net cash used in investing activities	(224.5)	(210.2)	(58.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(602.4)	(401.5)	(38.9)
Proceeds from issuance of long-term debt	0.0	1,044.6	0.0
Repurchase of common stock	(481.8)	(350.5)	(400.8)
Common stock dividends	(126.0)	(103.4)	(111.1)
Exercise of stock options	47.4	10.8	12.0
Acquisition-related payments	(27.6)	(37.1)	(71.5)
Net increase in short term bank borrowings	5.4	12.6	42.5
Distributions to noncontrolling interests	(14.9)	(17.0)	(23.0)
Preferred stock dividends	(11.6)	(11.6)	(11.6)
Excess tax benefit on share-based compensation	0.0	15.0	8.4
Other financing activities	(0.8)	(30.6)	53.0
Net cash (used in) provided by financing activities	(1,212.3)	131.3	(541.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(94.1)	(6.2)	(46.7)
Net (decrease) increase in cash and cash equivalents	(938.0)	272.1	(373.0)
Cash and cash equivalents at beginning of period	2,574.8	2,302.7	2,675.7
Cash and cash equivalents at end of period	$1,636.8	$2,574.8	$2,302.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
Net income					532.3			532.3	19.2	551.5
Other comprehensive loss						(106.7)		(106.7)	(2.5)	(109.2)
Reclassifications related to redeemable noncontrolling interests				2.7				2.7	7.7	10.4
Noncontrolling interest transactions				0.4	0.6			1.0	(2.6)	(1.6)
Distributions to noncontrolling interests									(23.0)	(23.0)
Change in redemption value of redeemable noncontrolling interests				(10.6)	(3.5)			(14.1)		(14.1)
Repurchase of common stock							(400.8)	(400.8)		(400.8)
Common stock dividends				(56.8)	(54.3)			(111.1)		(111.1)
Preferred stock dividends				(5.8)	(5.8)			(11.6)		(11.6)
Stock-based compensation		1.5	0.8	47.9				48.7		48.7
Exercise of stock options		1.3	0.1	11.9				12.0		12.0
Shares withheld for taxes		(0.9)	(0.2)	(26.8)				(27.0)		(27.0)
Excess tax benefit from stock-based compensation				8.4				8.4		8.4
Other				(0.6)	(0.5)			(1.1)	(1.1)	(2.2)
Balance at December 31, 2011	$221.5	491.4	$48.2	$2,427.5	$405.1	$(225.7)	$(414.9)	$2,461.7	$35.6	$2,497.3
Net income					446.7			446.7	17.9	464.6
Other comprehensive loss						(62.3)		(62.3)	(1.1)	(63.4)
Reclassifications related to redeemable noncontrolling interests				12.0				12.0	(1.1)	10.9
Noncontrolling interest transactions									(2.2)	(2.2)
Distributions to noncontrolling interests									(17.0)	(17.0)
Change in redemption value of redeemable noncontrolling interests					2.7			2.7		2.7
Repurchase of common stock							(350.5)	(350.5)		(350.5)
Common stock dividends					(103.4)			(103.4)		(103.4)
Preferred stock dividends					(11.6)			(11.6)		(11.6)
Stock-based compensation		1.6	0.7	31.3				32.0		32.0
Exercise of stock options		1.1	0.1	10.8				10.9		10.9
Shares withheld for taxes		(2.1)	(0.2)	(23.5)				(23.7)		(23.7)
Excess tax benefit from stock-based compensation				14.8				14.8		14.8
Other				(7.5)	(1.2)			(8.7)	3.9	(4.8)
Balance at December 31, 2012	$221.5	492.0	$48.8	$2,465.4	$738.3	$(288.0)	$(765.4)	$2,420.6	$36.0	$2,456.6
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2012	$221.5	492.0	$48.8	$2,465.4	$738.3	$(288.0)	$(765.4)	$2,420.6	$36.0	$2,456.6
Net income					267.9			267.9	21.0	288.9
Other comprehensive loss						(123.2)		(123.2)	(3.9)	(127.1)
Reclassifications related to redeemable noncontrolling interests				0.2				0.2	(4.6)	(4.4)
Noncontrolling interest transactions				(0.1)				(0.1)	1.1	1.0
Distributions to noncontrolling interests									(14.9)	(14.9)
Change in redemption value of redeemable noncontrolling interests					(6.2)			(6.2)		(6.2)
Repurchase of common stock							(481.8)	(481.8)		(481.8)
Common stock dividends					(126.0)			(126.0)		(126.0)
Preferred stock dividends					(8.7)			(8.7)		(8.7)
Conversion of convertible notes to common stock		16.9	1.7	198.3				200.0		200.0
Capped call transaction				19.1			(19.1)	0.0		0.0
Conversion of preferred stock to common stock	(221.5)	17.3	1.7	219.8				0.0		0.0
Stock-based compensation		2.4	0.5	43.1				43.6		43.6
Exercise of stock options		5.2	0.5	47.4				47.9		47.9
Shares withheld for taxes		(1.5)	(0.2)	(19.9)				(20.1)		(20.1)
Other				1.9	(0.8)			1.1	0.9	2.0
Balance at December 31, 2013	$0.0	532.3	$53.0	$2,975.2	$864.5	$(411.2)	$(1,266.3)	$2,215.2	$35.6	$2,250.8

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 13 reporting units that were subject to the 2013 annual impairment testing. Our annual impairment review as of October 1, 2013 did not result in an impairment charge for any of our reporting units.
During 2011 and 2012, we adopted new authoritative guidance for goodwill and indefinite-lived intangible assets, respectively, which permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the goodwill or indefinite-lived intangible assets are impaired. Qualitative factors to consider may include macroeconomic conditions, industry

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

and market considerations, cost factors that may have a negative effect on earnings, financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the goodwill or indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value and perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, no additional testing is required.
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
The fair value of a reporting unit for 2013 and 2012 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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

Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax loss of $0.6 in 2013 , a pre-tax gain of $1.2 in 2012 and a pre-tax loss $0.9 in 2011.
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
We may be required to calculate basic EPS using the two-class method, as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2013, 2012 and 2011, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our debt is listed below.

	Effective Interest Rate	December 31,
		2013		2012
		Book Value	Fair Value [1]	Book Value	Fair Value
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.1)	6.29%	$351.3	$365.6	$352.8	$372.6
2.25% Senior Notes due 2017 (less unamortized discount of $0.6)	2.30%	299.4	293.0	299.3	297.8
4.00% Senior Notes due 2022 (less unamortized discount of $2.6)	4.13%	247.4	241.6	247.1	258.7
3.75% Senior Notes due 2023 (less unamortized discount of $1.4)	4.32%	498.6	467.3	498.5	499.7
10.00% Senior Unsecured Notes due 2017		0.0	0.0	591.9	660.8
4.75% Convertible Senior Notes due 2023		0.0	0.0	200.5	202.8
Other notes payable and capitalized leases		86.7	87.8	87.3	90.8
Total long-term debt		1,483.4		2,277.4
Less: current portion [2]		353.6		216.6
Long-term debt, excluding current portion		$1,129.8		$2,060.8

[1]	See Note 12 for information on the fair value measurement of our long-term debt.

[2]
We included our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the current portion of long-debt on our December 31, 2013 Consolidated Balance Sheet because the 6.25% Notes are scheduled to mature on November 15, 2014. We included our 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in the current portion of long-term debt on our December 31, 2012 Consolidated Balance Sheet because holders of the 4.75% Notes had an option to require us to repurchase their Notes for cash, stock, or a combination, at our election, at par on March 15, 2013. The 4.75% Notes were retired in the first quarter of 2013.

Annual maturities are scheduled as follows based on the book value as of December 31, 2013.

2014	$353.6
2015	2.2
2016	2.3
2017	301.7
2018	24.8
Thereafter	798.8
Total long-term debt	$1,483.4

For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense and a discount would result in an increase in interest expense in future periods. We also have recorded debt issuance costs related to certain financing transactions in other assets in our Consolidated Balance Sheets, which are also amortized through interest expense. As of December 31, 2013 and 2012, we had unamortized debt issuance costs of $15.4 and $27.5, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Debt Transactions
10.00% Senior Unsecured Notes due 2017
In July 2013, we redeemed all $600.0 in aggregate principal amount of the 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes"). Total cash paid to redeem the 10.00% Notes was $630.0. In connection with the redemption of the 10.00% Notes, we recognized a loss on early extinguishment of debt of $45.2, which included a redemption premium of $30.0, the write-off of the remaining unamortized discount of $7.3 and unamortized debt issuance costs of $7.9. The loss on early extinguishment of debt was recorded in other (expense) income, net within our Consolidated Statement of Operations.
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
2.25% Senior Notes due 2017
In November 2012, we issued $300.0 in aggregate principal amount of 2.25% Senior Notes due 2017 (the "2.25% Notes") at a discount to par. As a result, the 2.25% Notes were reflected on our Consolidated Balance Sheet at a fair value of $299.3 at issuance. The discount of $0.7 and capitalized issuance fees of $2.1 are amortized in interest expense through the maturity date of November 15, 2017. Interest is payable semi-annually in arrears on May 15th and November 15th of each year.
3.75% Senior Notes due 2023
In November 2012, we issued $500.0 in aggregate principal amount of 3.75% Senior Notes due 2023 (the "3.75% Notes") at a discount to par. As a result, the 3.75% Notes were reflected on our Consolidated Balance Sheet at a fair value of $498.5 at issuance. The discount of $1.5 and capitalized issuance fees of $3.8 are amortized in interest expense through the maturity date of February 15, 2023. Interest is payable semi-annually in arrears on February 15th and August 15th of each year.
We applied the proceeds of the 2.25% Notes and 3.75% Notes towards the repurchase and redemption of the 10.00% Notes and the repurchase of common stock into which the 4.75% Notes were converted.
4.00% Senior Notes due 2022
In March 2012, we issued $250.0 in aggregate principal amount of 4.00% Senior Notes due 2022 (the "4.00% Notes") at a discount to par. As a result, the 4.00% Notes were reflected on our Consolidated Balance Sheet at a fair value of $246.8 at issuance. The discount of $3.2 and capitalized issuance fees of $2.5 are amortized through the maturity date of March 15, 2022. Interest is payable semi-annually in arrears on March 15th and September 15th of each year. We applied the net proceeds towards the repurchase and redemption of our 4.25% Convertible Senior Notes due 2023 (the "4.25% Notes").
4.25% Convertible Senior Notes due 2023
In March 2012, we retired $400.0 in aggregate principal amount of our 4.25% Notes. Of the amount retired, $399.6 in aggregate principal amount was redeemed or repurchased for cash at par plus accrued interest of $0.5. The remaining $0.4 in aggregate principal amount was converted at the election of the 4.25% Note holders into Interpublic common stock at a conversion rate of 82.4612 shares (actual number) per $1,000 (actual number) principal amount of the 4.25% Notes, or approximately 30,000 shares (actual number). The retirement of our 4.25% Notes eliminated approximately 33.0 shares of common stock from our eligible diluted share count annually.
At any time, at our option, we may redeem all or some of the 2.25% Notes, the 3.75% Notes and the 4.00% Notes at the greater of the principal amount of the notes to be redeemed or a "make-whole" amount, plus, in either case, accrued and unpaid interest to the date of redemption. If we experience a change of control event, coupled with a specified downgrade in the credit rating of the applicable series, we must offer to repurchase each series of these notes in cash at a price equal to not less than 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest to the date of repurchase.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Interest Rate Swaps
We enter into interest rate swaps to manage our exposure to changes in interest rates. In March and April of 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 to effectively lock in the benchmark rate for a forecasted issuance of debt to occur prior to December 31, 2013. These swaps qualified for hedge accounting as cash flow hedges, and, as such, the effective portion of the losses on the swaps was recorded in other comprehensive income and the ineffective portion of the losses on the swaps was recorded in other income, net. In November 2012, we terminated these swaps when we issued our 3.75% Notes. We paid $24.0 in cash to settle the swaps, which was classified under the financing section of our Consolidated Statements of Cash Flows, and recognized a charge of $2.1, which was included as a component of other (expense) income, net in our Consolidated Statement of Operations. The deferred losses on the swaps of $21.9 are being amortized as an increase to interest expense over the term of the 3.75% Notes.
For the year ended December 31, 2013, we reclassified $1.7 from accumulated other comprehensive loss into interest expense. Within the next twelve months, we expect to reclassify approximately $1.8 from accumulated other comprehensive loss into interest expense in our Consolidated Statement of Operations.

Credit Agreements
We maintain a committed corporate credit facility and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2013 and 2012, there were no borrowings under our committed corporate credit facility. However, there were borrowings under some of the uncommitted facilities. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2013 and 2012 was approximately 4.0%.
A summary of our credit facilities is presented below.

	December 31,
	2013				2012
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed credit agreement	$1,000.0	$0.0	$14.3	$985.7	$1,000.0	$0.0	$15.1	$984.9
Uncommitted credit agreements	$700.2	$179.1	$4.2	$516.9	$317.2	$172.1	$3.3	$141.8
In December 2013, we amended and restated our credit agreement, originally dated as of July 18, 2008 (as amended and restated as of December 12, 2013, the "Credit Agreement"). The amendment extends the Credit Agreement's expiration to December 12, 2018, reduced costs and provides additional flexibility with respect to certain covenants such as restrictions on acquisitions, liens, and subsidiary debt.  The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The Company continues to have the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2013, the applicable margin is 0.275% for base rate advances and 1.275% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee at an annual rate of 0.225% on the aggregate lending commitment under the Credit Agreement.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2013. The financial covenants in the Credit Agreement require that we maintain the following financial covenants listed below as of December 31, 2013 and thereafter.

Interest coverage ratio (not less than): [1]	5.00x
Leverage ratio (not greater than): [2]	3.25x

[1]	The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense plus cash dividends on convertible preferred stock for the four quarters then ended.

[2]	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2013 and 2012 the amounts netted were $1,415.3 and $1,166.3, respectively.

Note 3:  Convertible Preferred Stock
Each share of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) had a liquidation preference of $1,000 per share and was convertible at the option of the holder at any time into shares of our common stock. In addition, the Series B Preferred Stock was convertible at our option if the closing price of our common stock multiplied by the conversion rate in effect at that time equaled or exceeded 130% of the liquidation preference for 20 trading days during any consecutive 30 trading day period.
On October 17, 2013, we exercised our option to convert all of our outstanding shares of our Series B Preferred Stock. Prior to the conversion, there were 221,474 shares (actual number) outstanding. Each share of Series B Preferred Stock converted into common shares at a conversation rate of 77.8966 common shares per preferred share, or approximately 17.3 common shares. The company also paid a nominal cash amount in lieu of fractional shares. The shares of Series B Preferred Stock were previously included as eligible dilutive securities in our calculation of diluted share count, and the approximately 17.3 newly issued common shares will now be included in our basic share count.
During 2013 and 2012, we paid annual dividends of $11.6, or $52.50 per share, on our Series B Preferred Stock. Dividends were paid in January 15, April 15, July 15, and October 15, 2013.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 4:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2013	2012	2011
Net income available to IPG common stockholders - basic	$259.2	$435.1	$520.7
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes [1]	0.0	0.3	1.4
Interest on 4.75% Notes [1]	0.8	4.1	4.1
Dividends on preferred stock	0.0	11.6	11.6
Net income available to IPG common stockholders - diluted	$260.0	$451.1	$537.8

Weighted-average number of common shares outstanding - basic	421.1	432.5	465.5
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	5.2	7.2	9.1
4.25% Notes [1]	0.0	7.9	33.0
4.75% Notes [1]	3.3	16.9	16.5
Preferred stock outstanding [2]	0.0	16.9	16.5

Weighted-average number of common shares outstanding - diluted	429.6	481.4	540.6

Earnings per share available to IPG common stockholders - basic	$0.62	$1.01	$1.12
Earnings per share available to IPG common stockholders - diluted	$0.61	$0.94	$0.99

[1]
We retired all of our outstanding 4.75% Notes and 4.25% Notes in March 2013 and March 2012, respectively. See Note 2 for further information. For purposes of calculating diluted earnings per share for 2013 and 2012, the potentially dilutive shares are pro-rated based on the period they were outstanding.

[2]
We converted all of our Series B Preferred Stock into common stock in October 2013. See Note 3 for further information. For purposes of calculating diluted earnings per share for 2013, the potentially dilutive shares would have been pro-rated based on the period they were outstanding but were antidilutive.

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Years ended December 31,
	2013	2012	2011
Preferred Stock Outstanding [1]	13.7	0.0	0.0
Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [2]	0.1	6.6	8.9

[1]
We converted all of our Series B Preferred Stock into common stock in October 2013. See Note 3 for further information. For purposes of calculating diluted earnings per share for 2013, the potentially dilutive shares would have been pro-rated based on the period they were outstanding but were antidilutive.

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
For acquisitions we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 15 for further information on contingent acquisition obligations. Redeemable noncontrolling interests are adjusted quarterly to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impacts retained earnings or additional paid-in capital, except for foreign currency translation adjustments. The following table presents changes in our redeemable noncontrolling interests.

	Years ended December 31,
	2013	2012	2011
Balance at beginning of period	$227.2	$243.4	$291.2
Change in related noncontrolling interest balance	4.6	1.1	(7.7)
Changes in redemption value of redeemable noncontrolling interests:
Additions	16.2	0.0	17.9
Redemptions and reclassifications	(2.3)	(14.2)	(70.7)
Redemption value adjustments	3.4	(3.1)	12.7
Balance at end of period	$249.1	$227.2	$243.4

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
During 2013, we completed eleven acquisitions, nine of which were included in the Integrated Agency Networks ("IAN") operating segment and two of which were included in the Constituency Management Group ("CMG") operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included a full service digital agency in India, a full service agency in the U.K. and a public relations consultancy in India. During 2013, we recorded approximately $97.0 of goodwill and intangible assets related to these acquisitions.
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
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2013, 2012 or 2011.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2013	2012	2011
Cost of investment: current-year acquisitions	$67.7	$156.8	$48.0
Cost of investment: prior-year acquisitions	28.5	40.6	105.1
Less: net cash acquired	(7.1)	(14.8)	(18.5)
Total cost of investment [1]	89.1	182.6	134.6
Operating expense [2]	2.0	3.2	0.5

Total cash paid for acquisitions	$91.1	$185.8	$135.1

[1]
Of the total cash paid, $27.6, $37.1 and $71.5 for the years ended December 31, 2013, 2012 and 2011, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows within acquisition-related payments. These amounts relate to increases in our ownership interests in our consolidated subsidiaries as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $61.5, $145.5 and $63.1 for the years ended December 31, 2013, 2012 and 2011, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

[2]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

Note 6:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2013	2012	2011
Balance at beginning of period	$59.0	$55.4	$63.1
Charges to costs and expenses	12.6	16.3	10.4
Reversals to other accounts[1]	0.7	(0.2)	(0.5)
Deductions:
Dispositions	0.0	(0.4)	0.0
Uncollectible accounts written off	(7.2)	(12.6)	(16.3)
Foreign currency translation adjustment	(0.2)	0.5	(1.3)
Balance at end of period	$64.9	$59.0	$55.4

[1]	Amounts primarily relate to miscellaneous other amounts and reclassifications.

Furniture, Equipment and Leasehold Improvements, net

	December 31,
	2013	2012
Furniture and equipment	$930.7	$932.6
Leasehold improvements	611.4	597.2
Land and buildings	109.6	109.9
	1,651.7	1,639.7
Less: accumulated depreciation	(1,111.7)	(1,134.9)
Total furniture, equipment and leasehold improvements, net	$540.0	$504.8
The total depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $130.6, $124.3 and $130.7, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2013	2012
Salaries, benefits and related expenses	$467.2	$478.2
Office and related expenses	56.9	51.6
Acquisition obligations	12.8	29.5
Interest	16.0	42.4
Restructuring and other reorganization-related	46.7	3.6
Other	118.8	122.9
Total accrued liabilities	$718.4	$728.2

Other (Expense) Income, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2013	2012	2011
Loss on early extinguishment of debt	$(45.2)	$0.0	$0.0
Gains on sales of businesses and investments	1.5	88.2	125.9
Vendor discounts and credit adjustments	8.6	15.3	19.4
Other income (expense), net	2.8	(3.0)	4.9
Total other (expense) income, net	$(32.3)	$100.5	$150.2
Loss on Early Extinguishment of Debt – During 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Notes. See Note 2 to the Consolidated Financial Statements for further information.
Sales of Businesses and Investments – During 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which was partially offset by a loss from the sale of a business in the United Kingdom within our IAN segment. During 2012, we recognized gains from the sale of our remaining holdings in Facebook and a business in an international market within our CMG segment, which were partially offset by losses from the sale of businesses within our IAN segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year. During 2011, we recognized a gain from the sale of approximately half of our holdings in Facebook, which was partially offset by a loss relating to the sale of a business in the domestic market within our IAN segment.
Vendor Discounts and Credit Adjustments – In connection with the liabilities related to vendor discounts and credits established as part of the restatement we presented in our 2004 Annual Report on Form 10-K, these adjustments reflect the reversal of certain of these liabilities primarily where the statute of limitations has lapsed, or as a result of differences resulting from settlements with clients or vendors.
Other Income (Expense), net – During 2013, other income (expense), net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

Share Repurchase Program
In February 2012, our Board of Directors (the "Board") authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In November 2012, the Board authorized an increase in the amount available under our 2012 share repurchase program up to $400.0, excluding fees, of our common stock, as a result of the sale of our remaining holdings in Facebook. In February 2013, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table presents our share repurchase activity under our share repurchase programs.

	Years ended December 31,
	2013	2012	2011
Number of shares repurchased	31.8	32.7	41.7
Aggregate cost, including fees	$481.8	$350.5	$400.8
Average price per share, including fees	$15.17	$10.72	$9.62
We fully utilized the 2012 share repurchase program as of the second quarter of 2013. As of December 31, 2013, $118.6 remained available for repurchase under the 2013 share repurchase program. The 2013 share repurchase program has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2013	2012	2011
Cash paid for interest	$110.7	$130.6	$138.9
Cash paid for income taxes, net of refunds [1]	111.8	95.7	102.0

[1]	Refunds of $15.0, $23.5 and $25.4 were received for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7:  Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2013 and 2012 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2011	$2,952.9	$491.4	$3,444.3
Current year acquisitions	122.0	11.7	133.7
Contingent and deferred payments for prior acquisitions	2.2	0.0	2.2
Other [2]	(2.5)	2.9	0.4
Balance as of December 31, 2012	$3,074.6	$506.0	$3,580.6
Current year acquisitions	58.8	16.5	75.3
Contingent and deferred payments for prior acquisitions	0.0	0.0	0.0
Other [2]	(24.1)	(2.8)	(26.9)
Balance as of December 31, 2013	$3,109.3	$519.7	$3,629.0

[1]	For all periods presented we have not recorded a goodwill impairment charge.

[2]	Primarily includes foreign currency translation adjustments.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets are comprised of assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily consist of customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2013, 2012 and 2011 was $26.8, $23.4 and $20.2, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2013, 2012 and 2011. During 2013 and 2012, we recorded approximately $21.5 and $67.0 of intangible assets related to acquisitions made in the respective year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2013			2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$228.1	$(119.8)	$108.3	$184.0	$(96.9)	$87.1
Trade names	64.5	(19.2)	45.3	59.7	(15.5)	44.2
Other	14.0	(3.8)	10.2	15.1	(5.7)	9.4
Total	$306.6	$(142.8)	$163.8	$258.8	$(118.1)	$140.7

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2013 is listed below.

	2014	2015	2016	2017	2018
Estimated amortization expense	$34.6	$34.3	$26.8	$10.8	$9.5

Note 8:  Income Taxes
The components of income before income taxes, equity earnings and the impact of noncontrolling interests are listed below.

	Years ended December 31,
	2013	2012	2011
Domestic	$255.3	$386.9	$428.4
Foreign	212.7	287.9	310.0
Total	$468.0	$674.8	$738.4
The provision for income taxes is listed below.

	Years ended December 31,
	2013	2012	2011
U.S. federal income taxes (including foreign withholding taxes):
Current	$46.9	$9.4	$0.9
Deferred	25.2	118.1	92.3
	72.1	127.5	93.2
State and local income taxes:
Current	(14.7)	17.1	12.3
Deferred	24.7	25.3	11.3
	10.0	42.4	23.6
Foreign income taxes:
Current	79.6	83.2	93.1
Deferred	19.5	(39.8)	(19.7)
	99.1	43.4	73.4
Total	$181.2	$213.3	$190.2

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate before equity earnings and the impact of noncontrolling interests as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$163.8	$236.2	$258.4
State and local income taxes, net of federal income tax benefit	6.5	27.3	15.3
Impact of foreign operations, including withholding taxes	30.5	8.4	(21.9)
Change in net valuation allowance [1]	3.2	(57.3)	(32.9)
Worthless securities deduction	(22.2)	0.0	(23.0)
Increases (decreases) in unrecognized tax benefits, net	0.0	24.1	(2.7)
Other	(0.6)	(25.4)	(3.0)
Provision for income taxes	$181.2	$213.3	$190.2
Effective income tax rate on operations	38.7%	31.6%	25.8%

[1]	Reflects changes in valuation allowance that impacted the effective income tax rate for each year presented.
In 2013, our effective income tax rate of 38.7% was positively impacted by the recognition of previously unrecognized tax benefits as a result of the recognition of losses attributable to worthless securities in a consolidated subsidiary and the settlement of the 2002-2006 New York State audit cycle. Our effective income tax rate was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
The components of deferred tax assets and liabilities are listed below.

	December 31,
	2013	2012
Postretirement/post-employment benefits	$32.5	$40.4
Deferred compensation	187.2	192.4
Pension costs	31.1	27.0
Basis differences in fixed assets	(4.1)	26.9
Rent	50.7	50.2
Interest	60.7	66.9
Accruals and reserves	39.6	51.1
Allowance for doubtful accounts	10.8	9.2
Basis differences in intangible assets	(402.2)	(364.9)
Investments in equity securities	48.6	(5.2)
Tax loss/tax credit carry forwards	443.6	449.7
Restructuring and other reorganization-related costs	2.6	1.2
Other	60.5	88.3
Total deferred tax assets, net	561.6	633.2
Valuation allowance	(467.3)	(392.9)
Net deferred tax assets	$94.3	$240.3
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

The change in the valuation allowance is listed below.

	Years ended December 31,
	2013	2012	2011
Balance at beginning of period	$392.9	$489.9	$508.1
Charged (reversed) to costs and expenses	65.2	(49.5)	(25.1)
Charged (reversed) to gross tax assets and other accounts	9.2	(47.5)	6.9
Balance at end of period	$467.3	$392.9	$489.9
In 2013, amounts charged to costs and expenses primarily relate to the increase in valuation allowances in the U.S. and Continental Europe regions for existing and additional deferred tax assets. The amounts charged to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.
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
As of December 31, 2013, there are $1,407.1 of loss carryforwards. These loss carryforwards are all non-U.S. tax loss carryforwards, of which $1,147.2 have unlimited carryforward periods and $259.9 have expiration periods from 2014 to 2032.
As of December 31, 2013 and 2012, we had $1,959.8 and $2,110.0, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.
The table below summarizes the activity related to our unrecognized tax benefits.

	December 31,
	2013	2012	2011
Balance at beginning of period	$194.6	$161.0	$146.7
Increases as a result of tax positions taken during a prior year	8.3	28.2	5.3
Decreases as a result of tax positions taken during a prior year	(1.9)	(6.8)	(18.1)
Settlements with taxing authorities	(34.9)	(0.7)	(5.0)
Lapse of statutes of limitation	(10.6)	(1.1)	(0.2)
Increases as a result of tax positions taken during the current year	63.7	14.0	32.3
Balance at end of period	$219.2	$194.6	$161.0

Included in the total amount of unrecognized tax benefits of $219.2 as of December 31, 2013, is $207.9 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2013 and 2012 is $11.9 and $13.5, respectively, of which a detriment of $2.8 and $1.4 is included in our 2013 and 2012 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
In 2013, we settled the 2002-2006 NYS audit cycle. The settlement resulted in a minor cash payment and our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits.

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

Note 9: Restructuring and Other Reorganization-Related Charges (Reversals), net
The components of restructuring and other reorganization-related charges (reversals), net for 2013 and prior restructuring plans are listed below.

	Years ended December 31,
	2013	2012	2011
Severance and termination costs	$55.9	$0.0	$(0.1)
Lease termination costs	4.2	(1.1)	1.3
Other exit costs	0.5	(0.1)	(0.2)
Total restructuring and other reorganization-related charges (reversals), net	$60.6	$(1.2)	$1.0
2013 Restructuring Plan
In the fourth quarter of 2013, the Company implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. In connection with this initiative, the Company recorded pre-tax restructuring charges of $61.2 comprised of severance and termination costs of $55.9, lease terminations costs of $4.8, and other exit costs of $0.5. All restructuring actions were identified and initiated by the end of 2013, with all actions expected to be substantially completed by the end of the first quarter of 2014.
Severance and termination costs relate to a planned reduction in workforce of 541 employees. The employee groups affected include all levels and functions across the Company: executive, regional and account management and administrative, creative and media production personnel. Severance payments are expected to be substantially complete by the end of 2014.
Lease termination costs, net of estimated sublease income, relate to the offices that were vacated as part of the 2013 Plan. Given the remaining lease terms involved, the cash portion of the charge will be paid out over a period of several years. The charges related to leases terminated are recorded at fair value with the discount relating to lease terminations to be amortized over future periods. Other exit costs are principally related to legal fees.
A summary of the liability for restructuring charges related to the 2013 Plan is as follows:

	2013 Restructuring Expense	Non-Cash Items	2013 Cash Payments	Foreign Currency Adjustment	Liability at December 31, 2013
Severance and termination costs	$55.9	$0.0	$(10.6)	$1.2	$46.5
Lease termination costs	4.8	(0.5)	(0.4)	0.0	3.9
Other exit costs	0.5	0.0	0.0	0.0	0.5
Total	$61.2	$(0.5)	$(11.0)	$1.2	$50.9
Net restructuring charges related to the 2013 Plan for the year ended December 31, 2013 was comprised of net charges of approximately $56 at IAN and $5 at CMG.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Prior Restructuring Plans
The 2007, 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") with current year activity included net (reversals) charges that are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions. For the years ended December 31, 2013, 2012 and 2011, the Prior Restructuring Plans incurred net restructuring and other reorganization-related (reversals) charges of $(0.6), $(1.2) and $1.0, respectively. As of December 31, 2013, the remaining liability for the Prior Restructuring Plans was $1.3.

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2011	$(140.9)	$0.2	$0.0	$(85.0)	$(225.7)
Other comprehensive income (loss) before reclassifications	10.8	0.4	(21.9)	(70.6)	(81.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	0.2	9.2	9.6	19.0
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(113.0)	0.8	0.0	(19.7)	(131.9)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.6)	(1.2)	1.0	9.5	8.7
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)

Amounts reclassified from accumulated other comprehensive loss, net of tax for the year ended December 31, 2013 are as follows:

	Year ended December 31, 2013	Affected Line Item in the Consolidated Statement of Operations
Foreign currency translation adjustments	$0.0
Gains on available-for-sale securities	(1.4)	Other (expense) income, net
Losses on derivative instruments	1.7	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	10.8
Tax effect	(2.4)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$8.7

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 13 for further information

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

	Years ended December 31,
	2013	2012	2011
Stock options	$3.7	$5.4	$6.7
Stock-settled awards	9.8	14.9	21.9
Cash-settled awards	1.5	3.9	5.7
Performance-based awards	29.6	24.5	23.3
Employee stock purchase plan	0.6	0.6	0.7
Other [1]	0.8	1.1	4.1
Stock-based compensation expense	$46.0	$50.4	$62.4
Tax benefit	$17.6	$19.7	$22.1

[1]	Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. They are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).
The following tables are a summary of stock option activity during 2013.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2013	14.1	$9.76
Granted	0.7	12.79
Exercised	(5.2)	9.25
Cancelled/expired	(0.1)	12.34
Forfeited	(0.1)	5.35
Stock options outstanding as of December 31, 2013	9.4	10.24	4.4	$70.0
Stock options vested and expected to vest as of December 31, 2013	9.4	10.24	4.4	$69.8
Stock options exercisable as of December 31, 2013	7.9	9.92	3.6	$61.3

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Non-vested as of January 1, 2013	3.9	$3.29
Granted	0.7	4.14
Vested	(3.0)	3.02
Forfeited	(0.1)	3.01
Non-vested as of December 31, 2013	1.5	4.21	8.2	$8.6

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

There were 5.2, 1.2 and 1.3 stock options exercised in 2013, 2012 and 2011, respectively. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $26.2, $2.0 and $3.2, respectively. The cash received from the stock options exercised in 2013, 2012 and 2011 was $59.5, $11.7 and $13.3, respectively. As of December 31, 2013, there was $3.3 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 1.4 years.
We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The weighted-average grant-date fair value per option during the years ended December 31, 2013, 2012 and 2011 was $4.14, $4.24 and $4.57, respectively.
The fair value of each option grant has been estimated with the following weighted-average assumptions.

	Years ended December 31,
	2013	2012	2011
Expected volatility [1]	40.2%	43.8%	39.9%
Expected term (years) [2]	6.9	6.8	6.7
Risk free interest rate [3]	1.3%	1.3%	2.8%
Expected dividend yield [4]	2.4%	2.1%	1.9%

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

[3]	The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

[4]	The expected dividend yield is calculated based on an annualized dividend of $0.30 per share in 2013 and $0.24 per share in 2012 and 2011.

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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2013 and 2012.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2013	2012	2011
Stock-Settled Awards:
Awards granted	1.1	0.9	0.8
Weighted-average grant-date fair value (per award)	$13.51	$11.43	$11.94
Total fair value of vested awards distributed	$35.4	$63.5	$63.1
Cash-Settled Awards:
Awards granted	0.1	0.1	0.0
Weighted-average grant-date fair value (per award)	$16.35	$10.94	$8.96
Total fair value of vested awards distributed	$5.4	$11.1	$10.4
Performance-Based Awards:
Awards granted	1.5	1.8	1.8
Weighted-average grant-date fair value (per award)	$11.97	$10.61	$11.58
Total fair value of vested awards distributed	$17.7	$11.5	$30.8

In conjunction with common stock dividends declared in 2013 and 2012, we accrued dividends of $0.7 and $1.1, respectively, on non-vested stock-settled awards and paid $1.5 and $1.7 for stock-settled awards that vested during 2013 and 2012, respectively.

A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2013 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2013	3.8	$9.55	0.5	$8.62	2.7	$11.57
Granted	1.1	13.51	0.1	16.35	1.5	11.97
Vested	(2.8)	8.98	(0.4)	8.52	0.0	9.93
Forfeited	(0.2)	10.40	(0.1)	14.18	(0.1)	11.91
Non-vested as of December 31, 2013	1.9	12.54	0.1	12.03	4.1	11.71
Total unrecognized compensation expense remaining	$8.6		$1.0		$16.7
Weighted-average years expected to be recognized over	1.7		1.8		1.9
During 2013, 2012 and 2011, additional performance cash awards with a total target value of $35.6, $33.6 and $31.9 respectively, were awarded under the 2009 PIP and will be settled in shares upon vesting, which is three years from the grant date. As of December 31, 2013, there was $31.9 of total unrecognized compensation expense related to these awards, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2013, which resulted in an increase to our estimated forfeiture rate, as our review of our actual forfeitures indicated a higher level of forfeitures than previously assumed.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Awards
During the years ended December 31, 2013, 2012 and 2011, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $4.6, $2.7 and $4.2, respectively, and we recognized $4.0, $10.9 and $16.6, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2013, 2012 and 2011, the Compensation Committee granted performance awards to be settled in cash under the 2009 PIP with a total target value of $47.4, $37.4, and $39.3, respectively, and we recognized $18.3, $18.9 and $22.0, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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

Employee Stock Purchase Plans
The Interpublic Group of Companies Employee Stock Purchase Plan (the “ESPP Plan”) became active April 1, 2007. Under the ESPP Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the ESPP Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the ESPP Plan, of which 2.6 shares have been issued through December 31, 2013.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2013 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$761.2	$0.0	$0.0	$761.2	Cash and cash equivalents
Short-term marketable securities	5.3	0.0	0.0	5.3	Marketable securities
Long-term investments	1.6	0.0	0.0	1.6	Other assets
Total	$768.1	$0.0	$0.0	$768.1

As a percentage of total assets	6.0%	0.0%	0.0%	6.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$27.0	$27.0

	December 31, 2012				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,806.6	$0.0	$0.0	$1,806.6	Cash and cash equivalents
Short-term marketable securities	16.0	0.0	0.0	16.0	Marketable securities
Long-term investments	1.5	0.0	0.0	1.5	Other assets
Total	$1,824.1	$0.0	$0.0	$1,824.1

As a percentage of total assets	13.5%	0.0%	0.0%	13.5%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$25.3	$25.3

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

	Years ended December 31,
Liabilities	2013	2012
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$25.3	$58.9
Level 3 additions	0.2	0.0
Level 3 reductions	0.0	(34.9)
Realized losses included in net income	1.5	1.4
Foreign currency translation	0.0	(0.1)
Mandatorily redeemable noncontrolling interests - Balance at end of period	$27.0	$25.3
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Gross unrealized and realized gains and losses for our long-term investments and short-term marketable securities were not material for the years ended December 31, 2013, 2012 and 2011.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,367.5	$87.2	$1,454.7
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

Non-financial Instruments that are Measured at Fair Value on a Recurring Basis
Certain non-financial instruments are measured at fair value on a recurring basis, primarily accrued restructuring charges. As of December 31, 2013, accrued restructuring charges was $52.2, which was valued using our internal estimates using a discounted cash flow model and is classified as Level 3 in the fair value hierarchy.

Non-financial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial instruments are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and property, plant and equipment. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.

Note 13:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan (the “Domestic Pension Plan”) that consists of approximately 4,000 participants and has been closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 2,300 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

December 31,	2013	2012	2013	2012	2013	2012
Benefit Obligation
Projected benefit obligation as of January 1	$140.6	$129.0	$532.4	$456.6	$46.6	$50.8
Service cost	0.0	0.0	9.9	10.2	0.1	0.2
Interest cost	5.5	6.3	21.7	21.9	1.6	2.3
Benefits paid	(10.4)	(10.8)	(23.8)	(20.4)	(6.4)	(5.9)
Plan participant contributions	0.0	0.0	0.5	0.6	1.7	1.7
Actuarial (gains) losses	(2.6)	16.1	25.0	60.0	(5.7)	(2.5)
Settlements and curtailments	0.0	0.0	(3.1)	(6.5)	0.0	0.0
Foreign currency effect	0.0	0.0	8.1	8.9	0.0	0.0
Other	0.0	0.0	(0.8)	1.1	0.0	0.0

Projected benefit obligation as of December 31	$133.1	$140.6	$569.9	$532.4	$37.9	$46.6

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$115.7	$107.2	$381.7	$363.6	$0.0	$0.0
Actual return on plan assets	3.8	13.7	19.5	17.6	0.0	0.0
Employer contributions	0.5	5.6	18.3	17.7	4.7	4.2
Plan participant contributions	0.0	0.0	0.5	0.6	1.7	1.7
Benefits paid	(10.4)	(10.8)	(23.8)	(20.4)	(6.4)	(5.9)
Settlements	0.0	0.0	(2.7)	(6.1)	0.0	0.0
Foreign currency effect	0.0	0.0	5.0	8.7	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$109.6	$115.7	$398.5	$381.7	$0.0	$0.0

Funded status of the plans at December 31	$(23.5)	$(24.9)	$(171.4)	$(150.7)	$(37.9)	$(46.6)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2013	2012	2013	2012	2013	2012
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$8.0	$7.4	$0.0	$0.0
Current liability	0.0	0.0	(7.6)	(8.4)	(4.2)	(4.6)
Non-current liability	(23.5)	(24.9)	(171.8)	(149.7)	(33.7)	(42.0)

Net liability recognized	$(23.5)	$(24.9)	$(171.4)	$(150.7)	$(37.9)	$(46.6)

Accumulated benefit obligation	$133.1	$140.6	$540.9	$508.5

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss (gain)	$47.0	$53.6	$141.0	$115.7	$(1.5)	$4.2
Prior service cost (credit)	0.0	0.0	1.5	1.8	(0.1)	(0.2)
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0

Total amount recognized	$47.0	$53.6	$142.5	$117.5	$(1.6)	$4.0

In 2014, we estimate that we will recognize $6.6 and $3.5 of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to our domestic pension plan and significant foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2013	2012	2013	2012
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$133.1	$140.6	$553.2	$515.8
Aggregate accumulated benefit obligation	133.1	140.6	528.7	497.3
Aggregate fair value of plan assets	109.6	115.7	374.7	358.5

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$0.0	$0.0	$0.0	$9.9	$10.2	$9.6	$0.1	$0.2	$0.2
Interest cost	5.5	6.3	6.8	21.7	21.9	23.3	1.6	2.3	2.7
Expected return on plan assets	(7.7)	(7.7)	(7.5)	(19.2)	(18.2)	(19.0)	0.0	0.0	0.0
Settlement and curtailment (gains) losses	0.0	0.0	0.0	(0.1)	0.7	0.0	0.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.2	0.1
Prior service cost (credit)	0.0	0.0	0.0	0.2	0.2	0.2	(0.1)	(0.1)	(0.1)
Unrecognized actuarial losses	7.9	6.4	6.6	2.8	1.0	0.7	0.0	0.0	0.0
Net periodic cost	$5.7	$5.0	$5.9	$15.3	$15.8	$14.8	$1.6	$2.6	$2.9

Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net periodic cost
Discount rate	4.00%	5.00%	5.50%	4.32%	5.00%	5.45%	4.00%	5.00%	5.50%
Rate of compensation increase	N/A	N/A	N/A	3.57%	3.66%	4.37%	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.25%	7.50%	5.24%	5.02%	5.88%	N/A	N/A	N/A
Benefit obligation
Discount rate	4.85%	4.00%	5.00%	4.29%	4.32%	5.00%	4.85%	4.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A	3.97%	3.57%	3.66%	N/A	N/A	N/A
Health care cost trend rate assumed for next year
Initial rate (weighted-average)							7.50%	8.00%	8.00%
Year ultimate rate is reached							2019	2019	2016
Ultimate rate							5.00%	5.00%	5.50%
Discount Rates – At December 31, 2013, 2012 and 2011, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 12 for a description of the fair value hierarchy.

	December 31, 2013				December 31, 2012
Asset Class	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds	$22.2	$359.1	$25.4	$406.7	$22.3	$327.9	$48.2	$398.4
Insurance contracts	0.0	22.0	0.0	22.0	0.0	24.8	0.0	24.8
Limited partnerships	0.0	0.0	36.1	36.1	0.0	0.0	39.8	39.8
Other	40.2	2.5	0.6	43.3	28.6	5.5	0.3	34.4
Total	$62.4	$383.6	$62.1	$508.1	$50.9	$358.2	$88.3	$497.4
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
The following table presents additional information about our domestic and foreign pension plan assets for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2013				Year ended December 31, 2012
	Investment Funds	Limited Partnerships	Other	Total	Investment Funds	Limited Partnerships	Other	Total
Balance at beginning of period	$48.2	$39.8	$0.3	$88.3	$43.8	$41.1	$0.1	$85.0
Actual return on assets:
Assets sold during the year	0.6	0.0	0.0	0.6	0.0	0.0	0.0	0.0
Assets still held at year end	1.9	(2.9)	0.2	(0.8)	2.2	(1.3)	0.0	0.9
Net purchases, sales and settlements	(25.3)	(0.8)	0.1	(26.0)	2.2	0.0	0.2	2.4
Balance at end of period	$25.4	$36.1	$0.6	$62.1	$48.2	$39.8	$0.3	$88.3

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2013, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2014 Target Allocation	2013	2012
Equity securities	24%	24%	22%
Fixed income securities	47%	43%	44%
Real estate	7%	5%	5%
Other	22%	28%	29%
Total	100%	100%	100%

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Flows
During 2013, we contributed $0.5 and $18.3 of cash to our domestic and foreign pension plans, respectively. For 2014, we expect to contribute approximately $3.0 and $25.0 of cash to our domestic and foreign pension plans, respectively.
The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2014	$10.7	$22.1	$4.6
2015	10.4	24.2	4.5
2016	10.1	25.4	4.3
2017	9.9	25.1	4.1
2018	9.6	26.5	3.9
2019 - 2023	44.3	151.4	15.8
The estimated future payments for our domestic postretirement benefit plan is before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
The following federal subsidies are expected to be received in the years indicated below.

Years	Domestic Postretirement Benefit Plan
2014	$0.4
2015	0.4
2016	0.4
2017	0.5
2018	0.5
2019 - 2023	1.6

Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2013, 2012 and 2011 were $37.7, $35.6 and $35.4, respectively. Expense includes a discretionary Company contribution of $4.9, $4.8 and $3.7 offset by participant forfeitures of $3.3, $3.0 and $2.6 in 2013, 2012 and 2011, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $36.9, $34.0 and $30.8 to these plans in 2013, 2012 and 2011, respectively.

Deferred Compensation and Benefit Arrangements
We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2013 and 2012, the deferred compensation liability balance was $92.7 and $90.0, respectively. Amounts expensed for deferred compensation arrangements in 2013, 2012 and 2011 were $13.4, $9.8 and $7.6, respectively.
We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $166.2 and $173.8 as of December 31, 2013 and 2012, respectively. Amounts expensed for deferred benefit arrangements in 2013, 2012 and 2011 were $14.0, $15.0 and $14.8, respectively.
We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2013 and 2012, the cash surrender value of these policies was $162.3 and $150.2, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

December 31, 2013 and 2012, the value of such investments in the trust was $7.7 and $5.9, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Income replacement benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2013 and 2012. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to age 65, and accordingly, we have recorded an obligation of $10.5 and $11.3 as of December 31, 2013 and 2012, respectively.

Note 14:  Segment Information
As of December 31, 2013, we have two reportable segments, which are IAN and CMG. IAN is comprised of McCann Worldgroup, Draftfcb, Lowe & Partners, IPG Mediabrands, our digital specialist agencies, and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.
Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. Our digital specialist agencies provide unique digital capabilities and service their own client rosters while also serving as key digital partners. In addition, our domestic integrated agencies, including Hill Holliday, Carmichael Lynch and Mullen, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.
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
The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related charges (reversals), net. With the exception of excluding these amounts from reportable segment operating income, all segments follow the same accounting policies as those described in Note 1.
Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses, as well as shared service center expenses and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentive awards, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table.

	Years ended December 31,
	2013	2012	2011
Revenue:
IAN	$5,795.6	$5,728.5	$5,891.8
CMG	1,326.7	1,227.7	1,122.8
Total	$7,122.3	$6,956.2	$7,014.6

Segment operating income:
IAN	$662.1	$700.2	$728.8
CMG	137.6	114.2	101.4
Corporate and other	(140.8)	(137.3)	(142.0)
Total	658.9	677.1	688.2

Restructuring and other reorganization-related (charges) reversals, net	(60.6)	1.2	(1.0)
Interest expense	(122.7)	(133.5)	(136.8)
Interest income	24.7	29.5	37.8
Other (expense) income, net	(32.3)	100.5	150.2
Income before income taxes	$468.0	$674.8	$738.4

Depreciation and amortization of fixed assets and intangible assets:
IAN	$126.0	$119.7	$125.7
CMG	15.6	14.4	12.8
Corporate and other	15.8	13.6	12.4
Total	$157.4	$147.7	$150.9

Capital expenditures:
IAN	$109.0	$97.5	$94.1
CMG	18.5	26.7	16.9
Corporate and other	45.5	45.0	29.3
Total	$173.0	$169.2	$140.3

	December 31,
	2013	2012
Total assets:
IAN	$11,425.1	$11,035.3
CMG	1,203.8	1,073.1
Corporate and other	276.1	1,385.5
Total	$12,905.0	$13,493.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2013	2012	2011	2013	2012
Domestic	$3,972.6	$3,803.6	$3,887.7	$545.7	$502.5
International:
United Kingdom	568.3	572.0	539.4	60.8	64.3
Continental Europe	800.6	823.1	908.9	79.6	76.0
Asia Pacific	868.9	838.1	741.7	88.8	88.0
Latin America	464.5	450.1	444.4	72.3	70.5
Other	447.4	469.3	492.5	37.1	38.8
Total International	3,149.7	3,152.6	3,126.9	338.6	337.6
Total Consolidated	$7,122.3	$6,956.2	$7,014.6	$884.3	$840.1
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

	Years ended December 31,
	2013	2012	2011
Gross rent expense	$366.1	$358.5	$369.5
Third-party sublease rental income	(16.1)	(17.5)	(19.4)
Net rent expense	$350.0	$341.0	$350.1

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2014	$327.6	$(17.0)	$310.6
2015	296.9	(8.5)	288.4
2016	247.9	(2.6)	245.3
2017	201.9	(0.6)	201.3
2018	180.2	0.0	180.2
Thereafter	702.7	0.0	702.7
Total	$1,957.2	$(28.7)	$1,928.5

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $588.1 and $410.3 as of December 31, 2013 and 2012, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $279.6 and $283.4 as of December 31, 2013 and 2012, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2013, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total
Deferred acquisition payments	$10.2	$23.5	$18.9	$20.0	$5.9	$0.5	$79.0
Redeemable noncontrolling interests and call options with affiliates [1]	27.9	59.8	42.4	5.1	9.6	15.3	160.1
Total contingent acquisition payments	38.1	83.3	61.3	25.1	15.5	15.8	239.1
Less: cash compensation expense included above	0.4	0.3	0.3	0.1	0.0	0.0	1.1
Total	$37.7	$83.0	$61.0	$25.0	$15.5	$15.8	$238.0

[1]
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2013. These estimated payments of $23.8 are included within the total payments expected to be made in 2014, and will continue to be carried forward into 2015 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

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

Note 16:  Recent Accounting Standards

Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued amended guidance for presenting comprehensive income, which is effective for us January 1, 2013, and applied prospectively. This amended guidance requires an entity to disclose significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items in net income. The adoption of this amended guidance required us to include additional disclosures in our Consolidated Financial Statements. See Note 10 for further information.

Unrecognized Tax Benefits
In July 2013, the FASB issued amended guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. The amended guidance requires an entity to present unrecognized tax benefits as a reduction to the deferred tax assets created by net operating losses, similar tax losses or tax credits that occur in the same taxing jurisdiction.  To the extent that the unrecognized tax benefit exceeds these losses or credits, it shall be presented as a liability. We elected to adopt the guidance as of December 31, 2013. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 17:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	$1,543.0	$1,506.8	$1,756.2	$1,715.7	$1,700.4	$1,670.4	$2,122.7	$2,063.3
Salaries and related expenses	1,132.1	1,104.9	1,120.2	1,088.9	1,093.6	1,064.3	1,199.6	1,133.8
Office and general expenses	453.4	441.3	460.9	451.1	465.5	475.1	538.1	519.7
Restructuring and other reorganization-related charges (reversals), net	(0.1)	0.0	0.3	(0.7)	(0.2)	(0.4)	60.6	(0.1)
Operating (loss) income	(42.4)	(39.4)	174.8	176.4	141.5	131.4	324.4	409.9
Other income (expense), net [1]	1.8	(1.3)	4.8	4.7	(46.6)	1.7	7.7	95.4
Total (expenses) and other income [1]	(28.6)	(25.9)	(26.9)	(21.3)	(64.5)	(23.2)	(10.3)	66.9
(Benefit of) provision for income taxes	(12.4)	(19.2)	62.0	50.1	28.4	41.9	103.2	140.5
Net (loss) income [1]	(58.5)	(45.7)	86.1	105.5	49.2	67.7	212.1	337.1
Net (loss) income available to IPG common stockholders [1]	$(59.2)	$(45.9)	$79.9	$99.0	$45.4	$68.7	$193.1	$313.3
(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.14)	$(0.10)	$0.19	$0.23	$0.11	$0.16	$0.45	$0.74
Diluted	$(0.14)	$(0.10)	$0.18	$0.22	$0.11	$0.15	$0.44	$0.68

Dividends declared per common stock	$0.075	$0.060	$0.075	$0.060	$0.075	$0.060	$0.075	$0.060

[1]
The three months ended September 30, 2013 include a pre-tax loss of $45.2, related to our early extinguishment of debt. The three months ended December 31, 2012 include a pre-tax gain of $93.6 related to the sale of our holdings in Facebook.

Note 18:  Subsequent Events
In February 2014, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2014 share repurchase program"). The authorization for repurchases under the 2014 share repurchase program is in addition to any amounts remaining available for repurchase under the 2013 share repurchase program. See Note 6 for further information on the 2013 share repurchase program. We may effect such repurchases under the 2014 share repurchase program through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and other funding requirements. There is no expiration date associated with the share repurchase programs.

We also announced in February 2014, that our Board had declared a common stock cash dividend of $0.095 per share, payable on March 17, 2014 to holders of record as of the close of business on March 3, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2013. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2013, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Principal Committees of The Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification
In 2013, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section, the “Non-Management Director Compensation” section, the “Compensation Discussion and Analysis” section and the “Compensation and Leadership Talent Committee Report” section of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section, and the "Securities Authorized for Issuance under Equity Compensation Plans" section of the Proxy Statement.

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
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
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 24, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2014
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2014
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2014
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 24, 2014
Jocelyn Carter-Miller

/s/ Jill M. Considine	Director	February 24, 2014
Jill M. Considine

/s/ Richard A. Goldstein	Director	February 24, 2014
Richard A. Goldstein

/s/ H. John Greeniaus	Director	February 24, 2014
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 24, 2014
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 24, 2014
Dawn Hudson

/s/ William T. Kerr	Director	February 24, 2014
William T. Kerr

/s/ David M. Thomas	Director	February 24, 2014
David M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
3(i)
Restated Certificate of Incorporation of the Registrant dated as of October 24, 2013, is incorporated by reference to Exhibit 3(i)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

3(ii)
By-Laws of the Registrant, as amended through October 24, 2013, is incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

4(iii)(A)
Senior Debt Indenture dated as of November 12, 2004 (the "2004 Indenture"), between the Registrant and SunTrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(B)
Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

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

4(iii)(E)
First Supplemental Indenture, dated as of March 2, 2012, to the 2012 Indenture, with respect to the 4.00% Senior Notes due 2022 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

4(iii)(F)
Second Supplemental Indenture, dated as of November 8, 2012, to the 2012 Indenture, with respect to the 2.25% Senior Notes due 2017 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

4(iii)(G)
Third Supplemental Indenture, dated as of November 8, 2012, to the 2012 Indenture, with respect to the 3.75% Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

10(i)(H)
5-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, as further amended and restated as of May 31, 2011, as further amended as of November 6, 2012 and as further amended and restated as of December 12, 2013 among the Registrant, the lenders named therein and Citibank, N.A. as administrative agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2013.

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
10(iii)(A)(7)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.*

10(iii)(A)(8)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated August 29, 2013 is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 30, 2013.*

(ii) Andrew Bonzani

10(iii)(A)(9)
Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(10)
Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(11)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 30, 2013.*

(iii) Christopher Carroll

10(iii)(A)(12)
Employment Agreement, made as of April, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(13)
Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(14)
Executive Change of Control Agreement, effective as of May 31, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(15)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 30, 2013.*

(iv) Philippe Krakowsky

10(iii)(A)(16)
Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(17)
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

10(iii)(A)(20)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit No.	Description
10(iii)(A)(21)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010.*

10(iii)(A)(22)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 30, 2013.*

(v) Frank Mergenthaler

10(iii)(A)(23)
Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(24)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(25)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(26)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010.*

10(iii)(A)(27)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Frank Mergenthaler, dated August 29, 2013 is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 30, 2013.*

(vi) Jill M. Considine

10(iii)(A)(28)
Amended and Restated Deferred Compensation Agreement dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(29)
Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

(vii) Richard A. Goldstein

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

10(iii)(A)(33)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10(iii)(A)(34)
Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit No.	Description
10(iii)(A)(35)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed April 17, 2002.*

10(iii)(A)(36)
The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(37)	The Interpublic 2004 Performance Incentive Plan (the "2004 PIP") is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(38)	2004 PIP - Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(39)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(40)	Amendment No. 1 to the ESPP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(iii)(A)(41)	Amendment No. 2 to the ESPP is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(iii)(A)(42)
The Interpublic 2006 Performance Incentive Plan (the "2006 PIP") is incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(43)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(44)	2006 PIP - Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(45)	Interpublic Executive Severance Plan is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10(iii)(A)(46)
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

10(iii)(A)(50)
Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(51)
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

10(iii)(A)(53)
Description of the Change in Compensation for Non-Management Directors and Board Committee Chairs is incorporated by reference to Exhibit 10(iii)(A)(73) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(54)
Description of the Changes to the Compensation of Non-Management Directors and the Corporate Governance Committee Chair is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

Exhibit No.	Description
10(iii)(A)(55)
The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(56)	2009 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(57)	2009 PIP Restricted Stock Award Agreement (updated 2014).*

10(iii)(A)(58)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(59)	2009 PIP Performance Share Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(86) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(60)	2009 PIP Performance Share Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(61)	2009 PIP Performance Share Award Agreement (updated 2014).*

10(iii)(A)(62)
2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(63)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(64)	2009 PIP Restricted Stock Unit Award Agreement (updated) is incorporated by reference to Exhibit 10(iii)(A)(84) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(65)
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

10(iii)(A)(67)	2009 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(68)	2009 PIP Performance Cash Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(69)	2009 PIP Performance Cash Award Agreement (updated 2014).*

10(iii)(A)(70)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(89) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(71)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(72)
The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(73)	Amendment to the 2009 NMD Plan is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(74)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(75)
2009 NMD Plan Restricted Stock Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(76)	2009 NMD Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

Exhibit No.	Description
10(iii)(A)(77)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(78)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.*

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2013.

*	Management contracts and compensation plans and arrangements.