Form 10-Q
period 2014-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2014-04-23
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of April 15, 2014 was 423,654,291.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013
REVENUE	$1,637.5	$1,543.0

OPERATING EXPENSES:
Salaries and related expenses	1,188.6	1,132.1
Office and general expenses	460.6	453.3
Total operating expenses	1,649.2	1,585.4

OPERATING LOSS	(11.7)	(42.4)

EXPENSES AND OTHER INCOME:
Interest expense	(20.2)	(36.8)
Interest income	6.2	6.4
Other income, net	1.7	1.8
Total (expenses) and other income	(12.3)	(28.6)

Loss before income taxes	(24.0)	(71.0)
Benefit of income taxes	(1.7)	(12.4)
Loss of consolidated companies	(22.3)	(58.6)
Equity in net (loss) income of unconsolidated affiliates	(0.1)	0.1
NET LOSS	(22.4)	(58.5)
Net loss attributable to noncontrolling interests	1.5	2.2
NET LOSS ATTRIBUTABLE TO IPG	(20.9)	(56.3)
Dividends on preferred stock	0.0	(2.9)
NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(20.9)	$(59.2)

Loss per share available to IPG common stockholders - basic and diluted	$(0.05)	$(0.14)

Weighted-average number of common shares outstanding - basic and diluted	422.8	414.2

Dividends declared per common share	$0.095	$0.075

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2014	2013
NET LOSS	$(22.4)	$(58.5)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1.0)	(38.8)
Less: reclassification adjustments recognized in net loss	(0.9)	0.0
	(1.9)	(38.8)

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.1	0.4
Less: recognition of previously unrealized gains included in net loss	0.0	(1.0)
Income tax effect	0.0	0.1
	0.1	(0.5)

Derivative instruments:
Changes in fair value of derivative instruments	(0.6)	0.0
Less: recognition of previously unrealized losses included in net loss	0.4	0.4
Income tax effect	0.1	(0.2)
	(0.1)	0.2

Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	(0.3)	(1.1)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net loss	2.6	2.8
Other	(0.1)	(0.5)
Income tax effect	(0.6)	(0.7)
	1.6	0.5

Other comprehensive loss, net of tax	(0.3)	(38.6)
TOTAL COMPREHENSIVE LOSS	(22.7)	(97.1)
Less: comprehensive loss attributable to noncontrolling interests	(2.1)	(3.4)
COMPREHENSIVE LOSS ATTRIBUTABLE TO IPG	$(20.6)	$(93.7)

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	$771.0	$1,636.8
Marketable securities	5.6	5.3
Accounts receivable, net of allowance of $67.4 and $64.9, respectively	4,013.4	4,565.4
Expenditures billable to clients	1,692.7	1,536.4
Other current assets	399.2	340.1
Total current assets	6,881.9	8,084.0
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,103.9 and $1,111.7, respectively	534.3	540.0
Deferred income taxes	162.2	144.0
Goodwill	3,663.1	3,629.0
Other non-current assets	517.7	508.0
TOTAL ASSETS	$11,759.2	$12,905.0

LIABILITIES:
Accounts payable	$6,048.5	$6,914.2
Accrued liabilities	587.4	718.4
Short-term borrowings	171.1	179.1
Current portion of long-term debt	353.2	353.6
Total current liabilities	7,160.2	8,165.3
Long-term debt	1,130.7	1,129.8
Deferred compensation	484.2	514.3
Other non-current liabilities	563.0	595.7
TOTAL LIABILITIES	9,338.1	10,405.1

Redeemable noncontrolling interests (see Note 4)	249.8	249.1

STOCKHOLDERS’ EQUITY:
Common stock	53.2	53.0
Additional paid-in capital	3,002.7	2,975.2
Retained earnings	805.0	864.5
Accumulated other comprehensive loss, net of tax	(410.9)	(411.2)
	3,450.0	3,481.5
Less: Treasury stock	(1,311.2)	(1,266.3)
Total IPG stockholders’ equity	2,138.8	2,215.2
Noncontrolling interests	32.5	35.6
TOTAL STOCKHOLDERS’ EQUITY	2,171.3	2,250.8
TOTAL LIABILITIES AND EQUITY	$11,759.2	$12,905.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22.4)	$(58.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	40.5	38.2
Provision for uncollectible receivables	3.8	3.8
Amortization of restricted stock and other non-cash compensation	15.1	15.5
Net amortization of bond discounts and deferred financing costs	1.0	1.4
Deferred income tax benefit	(22.9)	(49.5)
Other	4.0	(0.4)
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	557.6	567.4
Expenditures billable to clients	(154.0)	(206.2)
Other current assets	(47.7)	(53.2)
Accounts payable	(905.6)	(898.2)
Accrued liabilities	(173.3)	(131.8)
Other non-current assets and liabilities	(21.8)	(3.6)
Net cash used in operating activities	(725.7)	(775.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26.6)	(17.8)
Acquisitions, including deferred payments, net of cash acquired	(22.1)	(34.9)
Net sales and maturities of short-term marketable securities	0.0	11.1
Other investing activities	1.6	1.8
Net cash used in investing activities	(47.1)	(39.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(44.9)	(75.8)
Common stock dividends	(40.2)	(31.0)
Net decrease in short term bank borrowings	(6.7)	(11.4)
Distributions to noncontrolling interests	(5.7)	(1.2)
Acquisition-related payments	(3.3)	(0.7)
Preferred stock dividends	0.0	(2.9)
Excess tax benefit on share-based compensation	3.3	0.0
Exercise of stock options	6.2	18.1
Other financing activities	0.6	0.8
Net cash used in financing activities	(90.7)	(104.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.3)	(10.1)
Net decrease in cash and cash equivalents	(865.8)	(929.1)
Cash and cash equivalents at beginning of period	1,636.8	2,574.8
Cash and cash equivalents at end of period	$771.0	$1,645.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	532.3	$53.0	$2,975.2	$864.5	$(411.2)	$(1,266.3)	$2,215.2	$35.6	$2,250.8
Net loss				(20.9)			(20.9)	(1.5)	(22.4)
Other comprehensive loss					0.3		0.3	(0.6)	(0.3)
Reclassifications related to redeemable noncontrolling interests								4.5	4.5
Distributions to noncontrolling interests								(5.7)	(5.7)
Change in redemption value of redeemable noncontrolling interests				1.9			1.9		1.9
Repurchase of common stock						(44.9)	(44.9)		(44.9)
Common stock dividends				(40.2)			(40.2)		(40.2)
Stock-based compensation	3.1	0.2	32.6				32.8		32.8
Exercise of stock options	0.5	0.1	6.2				6.3		6.3
Shares withheld for taxes	(0.8)	(0.1)	(14.5)				(14.6)		(14.6)
Excess tax benefit from stock-based compensation			3.3				3.3		3.3
Other			(0.1)	(0.3)			(0.4)	0.2	(0.2)
Balance at March 31, 2014	535.1	$53.2	$3,002.7	$805.0	$(410.9)	$(1,311.2)	$2,138.8	$32.5	$2,171.3

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2013 Annual Report on Form 10-K.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior-period financial statements to conform to the current-period presentation.
Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2014		December 31, 2013
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.1)	6.29%	$350.9	$361.6	$351.3	$365.6
2.25% Senior Notes due 2017 (less unamortized discount of $0.5)	2.30%	299.5	302.3	299.4	293.0
4.00% Senior Notes due 2022 (less unamortized discount of $2.5)	4.13%	247.5	249.0	247.4	241.6
3.75% Senior Notes due 2023 (less unamortized discount of $1.3)	4.32%	498.7	485.7	498.6	467.3
Other notes payable and capitalized leases		87.3	89.5	86.7	87.8
Total long-term debt		1,483.9		1,483.4
Less: current portion [2]		353.2		353.6
Long-term debt, excluding current portion		$1,130.7		$1,129.8

[1]	See Note 12 for information on the fair value measurement of our long-term debt.

[2]
We included our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the current portion of long-term debt on our March 31, 2014 unaudited Consolidated Balance Sheet and December 31, 2013 Consolidated Balance Sheet because the 6.25% Notes were scheduled to mature on November 15, 2014. See Note 15 for information regarding subsequent events.

Credit Agreement
We maintain a committed corporate credit facility to increase our financial flexibility (the "Credit Agreement"). The Credit Agreement is a revolving facility, expiring in December 2018, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2014.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Loss Per Share
The following sets forth basic and diluted loss per common share available to IPG common stockholders.

	Three months ended March 31,
	2014	2013
Net loss available to IPG common stockholders	$(20.9)	$(59.2)
Weighted-average number of common shares outstanding - basic and diluted	422.8	414.2
Loss per share available to IPG common stockholders - basic and diluted	$(0.05)	$(0.14)
Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2014 and 2013 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders in each period presented.
The following table presents the potential shares excluded from the diluted loss per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2014	2013
Restricted stock, stock options and other equity awards	6.8	5.7
4.75% Notes [1]	0.0	13.4
Preferred stock [2]	0.0	17.1
Total	6.8	36.2

Securities excluded from the diluted loss per share calculation because the exercise price was greater than the average market price:
Stock options [3]	0.0	3.2

¹
We retired all of our outstanding 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in March 2013. For purposes of calculating diluted loss per share, the potentially dilutive shares are pro-rated based on the period they were outstanding but were antidilutive.

[2]	We converted all of our Series B Preferred Stock into common stock in October 2013.

[3]
These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

Note 4:  Acquisitions
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
During the first quarter of 2014, we completed two acquisitions, a global full-service digital agency and a healthcare agency based in the United Kingdom. Both acquisitions were included in the Integrated Agency Networks (“IAN”) operating segment. During the first quarter of 2014, we recorded approximately $45.0 of goodwill and intangible assets related to these acquisitions.
During the first quarter of 2013, we completed six acquisitions, including a full-service digital agency in India and a mobile marketing agency in Australia. All six acquisitions were included in the IAN operating segment. During the first quarter of 2013, we recorded approximately $53.0 of goodwill and intangible assets related to these acquisitions.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Three months ended March 31,
	2014	2013
Cost of investment: current-year acquisitions	$32.3	$39.0
Cost of investment: prior-year acquisitions	3.3	0.7
Less: net cash acquired	(10.2)	(4.1)
Total cash paid for acquisitions [1]	$25.4	$35.6

[1]
Of the total cash paid, $3.3 and $0.7 for the three months ended March 31, 2014, and 2013, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows within other financing activities. These amounts relate to increases in our ownership interests in our consolidated subsidiaries, as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $22.1 and $34.9 for the three months ended March 31, 2014, and 2013, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$249.1	$227.2
Change in related noncontrolling interests balance	(4.5)	(1.7)
Changes in redemption value of redeemable noncontrolling interests:
Additions	7.9	12.5
Redemptions and other	(1.9)	(1.3)
Redemption value adjustments [1]	(0.8)	(1.4)
Balance at end of period	$249.8	$235.3

[1]
Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts retained earnings or additional paid-in capital, except adjustments as a result of currency translation.

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2014	December 31, 2013
Salaries, benefits and related expenses	$333.2	$467.2
Office and related expenses	54.8	56.9
Acquisition obligations	56.6	12.8
Interest	16.1	16.0
Restructuring and other reorganization-related	17.1	46.7
Other	109.6	118.8
Total accrued liabilities	$587.4	$718.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income, Net
Results of operations for the three months ended March 31, 2014 and 2013 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2014	2013
Gains on sales of businesses and investments	$0.8	$2.2
Vendor discounts and credit adjustments	1.5	0.2
Other expense, net	(0.6)	(0.6)
Total other income, net	$1.7	$1.8
Sales of Businesses and Investments – During the three months ended March 31, 2014, the gains on sales of businesses and investments primarily related to a gain recognized from the sale of a business within our IAN segment. During the three months ended March 31, 2013, the gains on sales of businesses and investments primarily related to a gain recognized from the sale of marketable securities in the Asia Pacific region within our IAN segment.
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

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. In February 2014, our Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs.

	Three months ended March 31,
	2014	2013
Number of shares repurchased	2.6	6.2
Aggregate cost, including fees	$44.9	$75.8
Average price per share, including fees	$17.17	$12.17
As of March 31, 2014, $373.7 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.
Note 6:  Income Taxes
For the three months ended March 31, 2014, our effective income tax rate of 7.1% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
We are effectively settled with respect to U.S. income tax audits for years prior to 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2004, or non-U.S. income tax audits for years prior to 2006.
Note 7:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders.
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the three months ended March 31, 2014.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	1.0	$17.59
Performance-based awards	3.4	$16.54
Total stock-based compensation awards	4.4
During the three months ended March 31, 2014, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $31.0. Additionally, during the three months ended March 31, 2014, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $3.5. Cash awards are amortized over the vesting period, typically three years.
Note 8:  Restructuring and Other Reorganization-Related Reversals, net
In the fourth quarter of 2013, the Company implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. During the three months ended March 31, 2014, we recorded $0.4 of net reversals for the 2013 Plan related to changes in estimate of severance costs, which is included in office and general expenses within our unaudited Consolidated Statements of Operations. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2017.
A summary of the 2013 Plan restructuring liability activity is listed below.

	Liability at December 31, 2013	Net Restructuring Reversals	Cash Payments	Liability at March 31, 2014
Severance and termination costs	$46.5	$(0.4)	$(29.1)	$17.0
Lease termination costs	3.9	0.0	(0.5)	3.4
Other exit costs	0.5	0.0	(0.4)	0.1
Total	$50.9	$(0.4)	$(30.0)	$20.5
Net restructuring reversals related to the 2013 Plan for three months ended March 31, 2014 were comprised of net reversals of approximately $0.2 at IAN and $0.2 at Consistency Management Group ("CMG").
Prior Restructuring Plans
The 2007, 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") with current quarter activity included net reversals that are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions. For the three months ended March 31, 2014 and 2013, the Prior Restructuring Plans incurred net restructuring and other reorganization-related reversals of $0.1 and $0.1, respectively. As of March 31, 2014, the remaining liability for the Prior Restructuring Plans was $0.8.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive (loss) income before reclassifications	(0.4)	0.1	(0.6)	(0.4)	(1.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	0.0	0.5	2.0	1.6
Balance as of March 31, 2014	$(245.0)	$0.5	$(11.8)	$(154.6)	$(410.9)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(37.6)	0.4	0.0	(1.6)	(38.8)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(0.9)	0.2	2.1	1.4
Balance as of March 31, 2013	$(167.7)	$0.3	$(12.5)	$(145.5)	$(325.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statement of Operations
	2014	2013
Foreign currency translation adjustments	$(0.9)	$0.0	Other income, net
Gains on available-for-sale securities	0.0	(1.0)	Other income, net
Losses on derivative instruments	0.4	0.4	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	2.6	2.8
Tax effect	(0.5)	(0.8)	Benefit of income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.6	$1.4

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 10 for further information.
Note 10:  Employee Benefits
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2014	2013	2014	2013	2014	2013
Service cost	$0.0	$0.0	$2.5	$2.5	$0.0	$0.0
Interest cost	1.6	1.4	5.9	5.4	0.4	0.5
Expected return on plan assets	(1.9)	(2.0)	(6.2)	(4.8)	0.0	0.0
Amortization of:
Unrecognized actuarial losses	1.7	2.1	0.9	0.7	0.0	0.0
Net periodic cost	$1.4	$1.5	$3.1	$3.8	$0.4	$0.5
During the three months ended March 31, 2014, we contributed $0.2 and $7.0 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2014, we expect to contribute approximately $3.0 and $18.0 of cash to our domestic and foreign pension plans, respectively.
Note 11:  Segment Information
We have two reportable segments, IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding, Lowe & Partners, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). The segment information is presented consistently with the basis described in our 2013 Annual Report on Form 10-K, except that segment operating income (loss) for the three months ended March 31, 2014 and 2013 includes the impact of net restructuring and other reorganization-related reversals. See Note 8 for further information on net restructuring reversals.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2014	2013
Revenue:
IAN	$1,315.7	$1,241.1
CMG	321.8	301.9
Total	$1,637.5	$1,543.0

Segment operating income (loss):
IAN	$11.5	$(22.6)
CMG	17.5	14.0
Corporate and other	(40.7)	(33.8)
Total	(11.7)	(42.4)

Interest expense	(20.2)	(36.8)
Interest income	6.2	6.4
Other income, net	1.7	1.8
Loss before income taxes	$(24.0)	$(71.0)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$31.5	$30.9
CMG	4.2	3.8
Corporate and other	4.8	3.5
Total	$40.5	$38.2

Capital expenditures:
IAN	$13.9	$10.0
CMG	2.5	1.0
Corporate and other	10.2	6.8
Total	$26.6	$17.8

	March 31, 2014	December 31, 2013
Total assets:
IAN	$10,773.6	$11,425.1
CMG	1,259.4	1,203.8
Corporate and other	(273.8)	276.1
Total	$11,759.2	$12,905.0

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2014. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$317.7	$0.0	$0.0	$317.7	Cash and cash equivalents
Short-term marketable securities	5.6	0.0	0.0	5.6	Marketable securities
Long-term investments	1.7	0.0	0.0	1.7	Other assets
Total	$325.0	$0.0	$0.0	$325.0

As a percentage of total assets	2.8%	0.0%	0.0%	2.8%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$28.9	$28.9

	December 31, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$761.2	$0.0	$0.0	$761.2	Cash and cash equivalents
Short-term marketable securities	5.3	0.0	0.0	5.3	Marketable securities
Long-term investments	1.6	0.0	0.0	1.6	Other assets
Total	$768.1	$0.0	$0.0	$768.1

As a percentage of total assets	6.0%	0.0%	0.0%	6.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$27.0	$27.0

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the three months ended March 31, 2014.

	Three months ended March 31,
Liabilities	2014	2013
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$27.0	$25.3
Level 3 additions	2.0	0.0
Realized gains included in net loss	(0.1)	(0.7)
Mandatorily redeemable noncontrolling interests - Balance at end of period	$28.9	$24.6
Realized gains included in net loss for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,398.6	$89.5	$1,488.1	$0.0	$1,367.5	$87.8	$1,455.3
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
Guarantees
As discussed in our 2013 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $579.5 and $588.1 as of March 31, 2014 and December 31, 2013, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $292.1 and $279.6 as of March 31, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 14:  Recent Accounting Standards
Unrecognized Tax Benefits
In July 2013, the FASB issued amended guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. The amended guidance requires an entity to present unrecognized tax benefits as a reduction to the deferred tax assets created by net operating losses, similar tax losses or tax credits that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these losses or credits, it shall be presented as a liability. We adopted the amended guidance as of December 31, 2013. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.
Note 15:  Subsequent Events
In April 2014, we issued $500.0 in aggregate principal amount of 4.20% Senior Notes due 2024 at a discount to par. The discount of $0.9 and capitalized direct fees, including commissions and offering expenses of $4.4 will be amortized in interest expense through the maturity date of April 15, 2024, using the effective interest method. The net proceeds were $494.7 after deducting discounts, commissions and offering expenses. Interest is payable semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2014. The majority of the net proceeds will be used toward the redemption of our 6.25% Notes.
In April 2014, we announced our intention to redeem all $350.0 in aggregate principal amount of the 6.25% Notes. The redemption price for the 6.25% Notes is the greater of 100% of their principal amount or a make-whole amount determined in accordance with the terms of the 6.25% Notes, plus, in either case, accrued interest. Interest on the 6.25% Notes will cease to accrue on the redemption date, May 5, 2014. We expect the loss on early extinguishment debt to be approximately $10.0 which will be recognized in the second quarter of 2014 in other income, net within our unaudited Consolidated Statement of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2013 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (“SEC”). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2013 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 14 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three months ended March 31, 2014, as compared with the same period in 2013.

	Three months ended March 31, 2014
% Increase	Total	Organic
Revenue	6.1%	6.6%
Salaries and related expenses	5.0%	5.5%
Office and general expenses	1.6%	2.3%

	Three months ended March 31,
	2014	2013
Operating margin	(0.7)%	(2.7)%
Expenses as % of revenue:
Salaries and related expenses	72.6%	73.4%
Office and general expenses	28.1%	29.4%

Net loss available to IPG common stockholders	$(20.9)	$(59.2)

Loss per share available to IPG common stockholders - basic and diluted	$(0.05)	$(0.14)

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first quarter of 2014 include the Australian Dollar, Brazilian Real, British Pound Sterling, Indian Rupee and South African Rand. During the first quarter of 2014, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a net negative impact on our consolidated results of operations. For the first quarter of 2014, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and operating expenses, which had a minimal impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the first quarter of 2014, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
REVENUE

		Components of Change				Change
	Three months ended March 31, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2014	Organic	Total
Consolidated	$1,543.0	$(21.7)	$14.2	$102.0	$1,637.5	6.6%	6.1%
Domestic	894.4	0.0	1.3	43.3	939.0	4.8%	5.0%
International	648.6	(21.7)	12.9	58.7	698.5	9.1%	7.7%
United Kingdom	138.4	8.3	6.1	14.8	167.6	10.7%	21.1%
Continental Europe	159.5	2.9	(0.7)	6.0	167.7	3.8%	5.1%
Asia Pacific	175.9	(14.7)	6.5	20.9	188.6	11.9%	7.2%
Latin America	86.3	(12.5)	1.0	15.8	90.6	18.3%	5.0%
Other	88.5	(5.7)	0.0	1.2	84.0	1.4%	(5.1)%
During the first quarter of 2014, our revenue increased by $94.5, or 6.1%, compared to the first quarter of 2013, due to an organic revenue increase of $102.0, or 6.6%, and the effect of net acquisitions of $14.2, partially offset by an adverse foreign currency rate impact of $21.7. Our organic revenue increase was across all geographic regions and was primarily attributable to net higher spending from existing clients and net client wins in most client sectors, most notably in the auto and transportation and health care sectors. Partially offsetting these increases was a decline in the technology and telecom sector. All of our international regions had organic revenue increases, most notably in the Asia Pacific region, primarily in China and Australia, in the Latin America region, predominantly in Brazil, and in the United Kingdom. In the international market, our organic increase reflects growth across most of our disciplines, primarily at our events marketing business, predominantly in the United Kingdom, our media businesses and certain of our advertising agencies. The domestic organic revenue increase was driven by growth across most disciplines, including our advertising and media businesses, our digital specialist agencies and public relations business, partially offset by a decrease in our events marketing business due to the timing of completed projects in the prior year.
Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. In the events marketing business, revenues can fluctuate due to the timing of completed projects, as revenue is typically recognized when the project is complete. When we act as principal for these projects, we record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended March 31,
	2014	2013
Salaries and related expenses	$1,188.6	$1,132.1
Office and general expenses	460.6	453.3
Total operating expenses	$1,649.2	$1,585.4
Operating loss	$(11.7)	$(42.4)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

		Components of Change				Change
	2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2014	Organic	Total
Three months ended March 31,	$1,132.1	$(13.2)	$7.7	$62.0	$1,188.6	5.5%	5.0%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2014 to 72.6% from 73.4% when compared to the prior-year period. Salaries and related expenses in the first quarter of 2014 increased by $56.5 compared to the first quarter of 2013, primarily due to an organic increase of $62.0, partially offset by a favorable foreign currency rate impact of $13.2. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $50.1, primarily due to increases in our workforce in the domestic market and in the Asia Pacific and Latin America regions at businesses where we had revenue growth, as well as modest wage increases. Also contributing to the increase was the timing of certain agency-related bonus accruals due to better performance in the current year.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2014	2013
Salaries and related expenses	72.6%	73.4%
Base salaries, benefits and tax	60.3%	61.3%
Incentive expense	3.9%	4.0%
Severance expense	1.2%	1.7%
Temporary help	3.9%	3.8%
All other salaries and related expenses	3.3%	2.6%
Office and General Expenses

		Components of Change				Change
	2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2014	Organic	Total
Three months ended March 31,	$453.3	$(7.0)	$3.8	$10.5	$460.6	2.3%	1.6%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2014 to 28.1% from 29.4% when compared to the prior-year period. Office and general expenses in the first quarter of 2014 increased by $7.3 compared to the first quarter of 2013, primarily due to an organic increase of $10.5, partially offset by a favorable foreign currency rate impact of $7.0. The organic increase was primarily attributable to an increase in occupancy costs and higher discretionary spending to support business growth. This increase was partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not occur during the first quarter of 2014, primarily in the domestic market.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2014	2013
Office and general expenses	28.1%	29.4%
Professional fees	1.7%	1.8%
Occupancy expense (excluding depreciation and amortization)	7.8%	7.9%
Travel & entertainment, office supplies and telecommunications	3.9%	3.9%
All other office and general expenses	14.7%	15.8%
All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency gains (losses), net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2014	2013
Cash interest on debt obligations	$(19.3)	$(36.1)
Non-cash interest	(0.9)	(0.7)
Interest expense	(20.2)	(36.8)
Interest income	6.2	6.4
Net interest expense	(14.0)	(30.4)
Other income, net	1.7	1.8
Total (expenses) and other income	$(12.3)	$(28.6)
Net Interest Expense
For the three months ended March 31, 2014, net interest expense decreased by $16.4, or 54%, as compared to the prior period in 2013, primarily due to a decrease in cash interest on debt obligations. Cash interest expense decreased primarily due to the retirement of our 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in the first quarter of 2013 and the redemption of our 10.00% Senior Unsecured Notes due 2017 in the third quarter of 2013.
Other Income, Net
Results of operations for the three months ended March 31, 2014 and 2013 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2014	2013
Gains on sales of businesses and investments	$0.8	$2.2
Vendor discounts and credit adjustments	1.5	0.2
Other expense, net	(0.6)	(0.6)
Total other income, net	$1.7	$1.8
Sales of Businesses and Investments – During the three months ended March 31, 2014, the gains on sales of businesses and investments primarily related to a gain recognized from the sale of a business within our Integrated Agency Networks ("IAN") segment. During the three months ended March 31, 2013, the gains on sales of businesses and investments primarily related to a gain recognized from the sale of marketable securities in the Asia Pacific region within our IAN segment.
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

INCOME TAXES

	Three months ended March 31,
	2014	2013
Loss before income taxes	$(24.0)	$(71.0)
Benefit of income taxes	$(1.7)	$(12.4)
Effective income tax rate	7.1%	17.5%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2014, our effective income tax rate of 7.1% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

allowances. For the three months ended March 31, 2013, our effective income tax rate of 17.5% was negatively impacted primarily by losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances.
Segment Results of Operations – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2014: IAN and Constituency Management Group ("CMG"). We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended March 31, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2014	Organic	Total
Consolidated	$1,241.1	$(21.5)	$11.4	$84.7	$1,315.7	6.8%	6.0%
Domestic	699.4	0.0	1.3	45.3	746.0	6.5%	6.7%
International	541.7	(21.5)	10.1	39.4	569.7	7.3%	5.2%
During the first quarter of 2014, IAN revenue increased by $74.6 compared to the first quarter of 2013, due to an organic revenue increase of $84.7 and the effect of net acquisitions of $11.4, partially offset by an adverse foreign currency rate impact of $21.5. The organic revenue increase in the domestic market was primarily attributable to net higher spending from existing clients and net client wins, primarily in the auto and transportation and health care sectors, partially offset by a decline in the technology and telecom sector. In our international markets, the organic revenue increase was primarily attributable to net higher spending from existing clients across most client sectors, most notably in the Asia Pacific region, primarily in Australia and China, and in the Latin America region, predominantly in Brazil.
SEGMENT OPERATING INCOME (LOSS)

	Three months ended March 31,
	2014	2013	Change
Segment operating income (loss)	$11.5	$(22.6)	150.9%
Operating margin	0.9%	(1.8)%

Operating income improved during the first quarter of 2014 when compared to the first quarter of 2013 due to an increase in revenue of $74.6, partially offset by an increase in salaries and related expenses of $36.0 and office and general expenses of $4.5. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce at certain businesses where we had revenue growth during 2014. The increase in office and general expenses was primarily attributable to an increase in occupancy costs due to an early lease termination charge and higher discretionary spending to support business growth, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue.
CMG
REVENUE

	Three months ended March 31, 2013	Components of Change			Three months ended March 31, 2014	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$301.9	$(0.2)	$2.8	$17.3	$321.8	5.7%	6.6%
Domestic	195.0	0.0	0.0	(2.0)	193.0	(1.0)%	(1.0)%
International	106.9	(0.2)	2.8	19.3	128.8	18.1%	20.5%
During the first quarter of 2014, CMG revenue increased by $19.9 compared to the first quarter of 2013, primarily due to an organic revenue increase of $17.3. The organic revenue increase in our international markets was primarily attributable to an increase in our events marketing and public relations businesses, most notably in the United Kingdom. The organic revenue decrease

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

in our domestic market was primarily due to a decrease in our events marketing business, partially offset by an increase in our public relations business. Revenues in the events marketing business, can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.
SEGMENT OPERATING INCOME

	Three months ended March 31,
	2014	2013	Change
Segment operating income	$17.5	$14.0	25.0%
Operating margin	5.4%	4.6%
Operating income increased during the first quarter of 2014 when compared to the first quarter of 2013 due to an increase in revenue of $19.9, partially offset by an increase in salaries and related expenses of $14.4 and office and general expenses of $2.0. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to increases in our workforce, most notably at our public relations business to support business growth, and to a lesser extent modest wage increases. Office and general expenses increased primarily due to higher occupancy costs and foreign currency losses, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue.
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
Corporate and other expenses increased during the first quarter of 2014 by $6.9 to $40.7 compared to the first quarter of 2013, primarily due to an increase in salaries and related expenses, primarily related to the timing of incentive accruals.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2014	2013
Net loss, adjusted to reconcile net loss to net cash used in operating activities [1]	$19.1	$(49.5)
Net cash used in working capital [2]	(723.0)	(722.0)
Changes in other non-current assets and liabilities using cash	(21.8)	(3.6)
Net cash used in operating activities	$(725.7)	$(775.1)
Net cash used in investing activities	(47.1)	(39.8)
Net cash used in financing activities	(90.7)	(104.1)

[1]
Reflects net loss adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first quarter of 2014 was $725.7, which was a decrease of $49.4 as compared to the first quarter of 2013, primarily a result of an improvement in our seasonal net loss. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first quarter of 2014 was primarily impacted by our media businesses.
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
Investing Activities
Net cash used in investing activities during the first quarter of 2014 primarily reflects payments for capital expenditures and acquisitions. Capital expenditures of $26.6 relate primarily to computer hardware and software, and leasehold improvements. We made payments of $22.1 related to acquisitions completed in the first quarter of 2014.
Financing Activities
Net cash used in financing activities during the first quarter of 2014 is primarily related to the repurchase of our common stock and payment of dividends. In the first quarter of 2014, we repurchased 2.6 shares of our common stock for an aggregate cost of $44.9, including fees, and made dividend payments of $40.2 on our common stock.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $2.3 during the first quarter of 2014. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, primarily the Canadian Dollar, offset by the U.S. Dollar being weaker than other foreign currencies, including the Australian Dollar and Japanese Yen, as of March 31, 2014 as compared to December 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Balance Sheet Data	March 31, 2014	December 31, 2013	March 31, 2013
Cash, cash equivalents and marketable securities	$776.6	$1,642.1	$1,651.1

Short-term borrowings	$171.1	$179.1	$159.7
Current portion of long-term debt	353.2	353.6	1.9
Long-term debt	1,130.7	1,129.8	2,071.6
Total debt	$1,655.0	$1,662.5	$2,233.2
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
Funding Requirements
Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.
Notable funding requirements include:

•
Debt service – On April 3, 2014, we issued $500.0 in aggregate principal amount of 4.20% Senior Notes due 2024 at a discount to par. The majority of the net proceeds will be used toward the redemption of our 6.25% Senior Unsecured Notes due 2014 (the “6.25% Notes”). The redemption price for the 6.25% Notes is the greater of 100% of their principal amount or a make-whole amount determined in accordance with the terms of the 6.25% Notes, plus in either case accrued interest. Interest on the 6.25% Notes will cease to accrue on and after the redemption date, May 5, 2014. We expect the loss on early extinguishment of debt to be approximately $10.0 from the redemption of the 6.25% Notes. The remainder of our debt is primarily long-term, with maturities scheduled through 2031.

•
Acquisitions – We paid cash of $22.1, which was net of cash acquired of $10.2, for acquisitions completed in the first quarter of 2014. We also paid cash of $3.3 in deferred payments for prior-year acquisitions. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $7.0 for the remainder of 2014 related to prior acquisitions. We may also be required to pay approximately $20.0 related to put options held by minority share holders if exercised during 2014. We will continue to evaluate strategic opportunities to grow and continue to strengthen our position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2014, we paid a cash dividend of $0.095 per share on our common stock, which corresponded to an aggregate dividend payment of $40.2. Assuming we continue to pay a quarterly dividend of $0.095 per share and there is no significant change in the number of outstanding shares as of March 31, 2014, we would pay an additional approximately $121.0 in 2014.

•
Restructuring – In the first quarter of 2014, we paid cash of approximately $30.0 in connection with restructuring actions. We expect to pay an additional approximately $15.0 in 2014, with remaining cash payments to be made through 2017.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

the plans’ funded status. During the three months ended March 31, 2014, we contributed $0.2 and $7.0 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2014, we expect to contribute approximately $3.0 and $18.0 of cash to our domestic and foreign pension plans, respectively.

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 share repurchase program"). In March 2013, the Board authorized an increase in the amount available under our 2013 share repurchase program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. In February 2014, our Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. As of March 31, 2014, $373.7 remained available for repurchase under the share repurchase programs. There is no expiration date associated with the share repurchase programs.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.

	March 31, 2014
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$776.6
Committed credit agreement	$1,000.0	$0.0	$14.9	$985.1
Uncommitted credit arrangements	$712.6	$171.1	$4.2	$537.3

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
Credit Agreements
We maintain a committed corporate credit facility to increase our financial flexibility (the "Credit Agreement"). The Credit Agreement is a revolving facility, expiring in December 2018, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000 or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2014. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of March 31, 2014.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2014	EBITDA Reconciliation	March 31, 2014
Interest coverage ratio (not less than)	5.00x	Operating income	$629.0
Actual interest coverage ratio	10.34x	Add:
		Depreciation and amortization	202.4
Leverage ratio (not greater than)	3.25x	Other non-cash amounts	1.2
Actual leverage ratio	1.99x	EBITDA [1]	$832.6

[1]	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. As of March 31, 2014, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of March 31, 2014, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 4.0%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2014 the amount netted was $1,568.1.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of April 15, 2014 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Stable	Stable
We are rated investment-grade rated by both Moody's Investor Services and Fitch Ratings. The most recent update to our credit ratings occurred in February 2013 when Standard and Poor's changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

no significant changes in the application of critical accounting estimates since December 31, 2013. Actual results may differ from these estimates under different assumptions or conditions.
RECENT ACCOUNTING STANDARDS
See Note 14 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the three months ended March 31, 2014. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2014 and December 31, 2013, approximately 89% of our debt obligations bore fixed interest rates. We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of March 31, 2014. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2014, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2014 to March 31, 2014:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	692,982	$17.00	692,982	$106,782,059
February 1 - 28	1,020,812	$17.53	199,890	$403,385,927
March 1 - 31	1,722,086	$17.24	1,720,000	$373,736,382
Total	3,435,880	$17.28	2,612,872

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We purchased no Withheld Shares in January 2014, 820,922 Withheld Shares in February 2014 and 2,086 Withheld Shares in March 2014, for a total of 823,008 Withheld Shares during the three-month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 5 to the unaudited Consolidated Financial Statements by (b) the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

[3]
On February 14, 2014, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase programs.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 23, 2014

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 23, 2014

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2014.