Form 10-Q
period 2014-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2014-07-24
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of July 15, 2014 was 421,397,262.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUE	$1,851.4	$1,756.2	$3,488.9	$3,299.2

OPERATING EXPENSES:
Salaries and related expenses	1,170.2	1,120.2	2,358.8	2,252.3
Office and general expenses	485.4	461.2	946.0	914.5
Total operating expenses	1,655.6	1,581.4	3,304.8	3,166.8

OPERATING INCOME	195.8	174.8	184.1	132.4

EXPENSES AND OTHER INCOME:
Interest expense	(22.6)	(37.5)	(42.8)	(74.3)
Interest income	6.6	5.8	12.8	12.2
Other (expense) income, net	(11.2)	4.8	(9.5)	6.6
Total (expenses) and other income	(27.2)	(26.9)	(39.5)	(55.5)

Income before income taxes	168.6	147.9	144.6	76.9
Provision for income taxes	65.3	62.0	63.6	49.6
Income of consolidated companies	103.3	85.9	81.0	27.3
Equity in net income of unconsolidated affiliates	0.4	0.2	0.3	0.3
NET INCOME	103.7	86.1	81.3	27.6
Net income attributable to noncontrolling interests	(4.3)	(3.3)	(2.8)	(1.1)
NET INCOME ATTRIBUTABLE TO IPG	99.4	82.8	78.5	26.5
Dividends on preferred stock	0.0	(2.9)	0.0	(5.8)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$99.4	$79.9	$78.5	$20.7

Earnings per share available to IPG common stockholders:
Basic	$0.24	$0.19	$0.19	$0.05
Diluted	$0.23	$0.18	$0.18	$0.05

Weighted-average number of common shares outstanding:
Basic	421.1	425.1	421.9	419.7
Diluted	428.1	448.3	428.5	425.1

Dividends declared per common share	$0.095	$0.075	$0.190	$0.150

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
NET INCOME	$103.7	$86.1	$81.3	$27.6

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	25.5	(74.5)	24.5	(113.3)
Less: reclassification adjustments recognized in net income	0.0	0.0	(0.9)	0.0
	25.5	(74.5)	23.6	(113.3)

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.1	0.4	0.2	0.8
Less: recognition of previously unrealized gains included in net income	0.0	(0.4)	0.0	(1.4)
Income tax effect	0.0	0.1	0.0	0.2
	0.1	0.1	0.2	(0.4)

Derivative instruments:
Changes in fair value of derivative instruments	0.0	0.0	(0.6)	0.0
Less: recognition of previously unrealized losses included in net income	0.5	0.5	0.9	0.9
Income tax effect	(0.2)	(0.2)	(0.1)	(0.4)
	0.3	0.3	0.2	0.5

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	0.0	1.1	(0.3)	0.0
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.4	2.7	5.0	5.5
Other	(0.1)	(0.2)	(0.2)	(0.7)
Income tax effect	(0.7)	(1.3)	(1.3)	(2.0)
	1.6	2.3	3.2	2.8

Other comprehensive income (loss), net of tax	27.5	(71.8)	27.2	(110.4)
TOTAL COMPREHENSIVE INCOME (LOSS)	131.2	14.3	108.5	(82.8)
Less: comprehensive income (loss) attributable to noncontrolling interests	4.0	1.5	1.9	(1.9)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$127.2	$12.8	$106.6	$(80.9)

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	$895.1	$1,636.8
Marketable securities	6.3	5.3
Accounts receivable, net of allowance of $66.7 and $64.9, respectively	4,272.3	4,565.4
Expenditures billable to clients	1,798.6	1,536.4
Other current assets	429.3	340.1
Total current assets	7,401.6	8,084.0
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,112.1 and $1,111.7, respectively	537.1	540.0
Deferred income taxes	171.0	144.0
Goodwill	3,714.8	3,629.0
Other non-current assets	515.2	508.0
TOTAL ASSETS	$12,339.7	$12,905.0

LIABILITIES:
Accounts payable	$6,414.8	$6,914.2
Accrued liabilities	594.8	718.4
Short-term borrowings	126.2	179.1
Current portion of long-term debt	2.4	353.6
Total current liabilities	7,138.2	8,165.3
Long-term debt	1,629.9	1,129.8
Deferred compensation	486.9	514.3
Other non-current liabilities	616.4	595.7
TOTAL LIABILITIES	9,871.4	10,405.1

Redeemable noncontrolling interests (see Note 4)	246.4	249.1

STOCKHOLDERS’ EQUITY:
Common stock	53.3	53.0
Additional paid-in capital	3,017.2	2,975.2
Retained earnings	865.5	864.5
Accumulated other comprehensive loss, net of tax	(383.1)	(411.2)
	3,552.9	3,481.5
Less: Treasury stock	(1,363.6)	(1,266.3)
Total IPG stockholders’ equity	2,189.3	2,215.2
Noncontrolling interests	32.6	35.6
TOTAL STOCKHOLDERS’ EQUITY	2,221.9	2,250.8
TOTAL LIABILITIES AND EQUITY	$12,339.7	$12,905.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81.3	$27.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	80.7	77.4
Provision for uncollectible receivables	5.6	7.4
Amortization of restricted stock and other non-cash compensation	26.2	24.9
Net amortization of bond discounts and deferred financing costs	2.3	4.0
Deferred income tax provision (benefit)	7.3	(14.3)
Other	14.9	(11.5)
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	327.6	330.5
Expenditures billable to clients	(239.4)	(255.7)
Other current assets	(76.7)	(56.4)
Accounts payable	(584.5)	(573.4)
Accrued liabilities	(173.5)	(150.3)
Other non-current assets and liabilities	(29.0)	(1.6)
Net cash used in operating activities	(557.2)	(591.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58.7)	(46.8)
Acquisitions, including deferred payments, net of cash acquired	(50.8)	(48.2)
Proceeds from sales of businesses and investments, net of cash sold	10.5	3.1
Net (purchases) sales and maturities of short-term marketable securities	(0.5)	11.6
Other investing activities	0.4	(2.1)
Net cash used in investing activities	(99.1)	(82.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	499.1	0.0
Purchase of long-term debt	(350.1)	(1.2)
Repurchase of common stock	(97.3)	(180.6)
Common stock dividends	(80.1)	(62.7)
Net (decrease) increase in short term bank borrowings	(52.8)	19.1
Distributions to noncontrolling interests	(12.1)	(7.0)
Acquisition-related payments	(8.6)	(26.8)
Preferred stock dividends	0.0	(5.8)
Excess tax benefit on share-based compensation	4.3	7.4
Exercise of stock options	10.7	31.5
Other financing activities	(2.4)	0.1
Net cash used in financing activities	(89.3)	(226.0)
Effect of foreign exchange rate changes on cash and cash equivalents	3.9	(61.1)
Net decrease in cash and cash equivalents	(741.7)	(960.9)
Cash and cash equivalents at beginning of period	1,636.8	2,574.8
Cash and cash equivalents at end of period	$895.1	$1,613.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	532.3	$53.0	$2,975.2	$864.5	$(411.2)	$(1,266.3)	$2,215.2	$35.6	$2,250.8
Net income				78.5			78.5	2.8	81.3
Other comprehensive income (loss)					28.1		28.1	(0.9)	27.2
Reclassifications related to redeemable noncontrolling interests								6.8	6.8
Distributions to noncontrolling interests								(12.1)	(12.1)
Change in redemption value of redeemable noncontrolling interests				3.0			3.0		3.0
Repurchase of common stock						(97.3)	(97.3)		(97.3)
Common stock dividends				(80.1)			(80.1)		(80.1)
Stock-based compensation	3.2	0.3	41.5				41.8		41.8
Exercise of stock options	0.9	0.1	10.7				10.8		10.8
Shares withheld for taxes	(0.8)	(0.1)	(14.5)				(14.6)		(14.6)
Excess tax benefit from stock-based compensation			4.3				4.3		4.3
Other				(0.4)			(0.4)	0.4	0.0
Balance at June 30, 2014	535.6	$53.3	$3,017.2	$865.5	$(383.1)	$(1,363.6)	$2,189.3	$32.6	$2,221.9

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
Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2014		December 31, 2013
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
6.25% Senior Unsecured Notes due 2014	6.29%	$0.0	$0.0	$351.3	$365.6
2.25% Senior Notes due 2017 (less unamortized discount of $0.5)	2.30%	299.5	304.7	299.4	293.0
4.00% Senior Notes due 2022 (less unamortized discount of $2.4)	4.13%	247.6	256.9	247.4	241.6
3.75% Senior Notes due 2023 (less unamortized discount of $1.3)	4.32%	498.7	501.8	498.6	467.3
4.20% Senior Notes due 2024 (less unamortized discount of $0.9)	4.24%	499.1	514.4	0.0	0.0
Other notes payable and capitalized leases		87.4	89.4	86.7	87.8
Total long-term debt		1,632.3		1,483.4
Less: current portion [2]		2.4		353.6
Long-term debt, excluding current portion		$1,629.9		$1,129.8

[1]	See Note 12 for information on the fair value measurement of our long-term debt.

[2]
We included our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the current portion of long-term debt on our December 31, 2013 Consolidated Balance Sheet because the 6.25% Notes were scheduled to mature on November 15, 2014. We redeemed the 6.25% Notes prior to their scheduled maturity during the second quarter of 2014.

Debt Transactions
4.20% Senior Notes due 2024
In April 2014, we issued $500.0 in aggregate principal amount of the 4.20% Senior Notes due 2024 (the "4.20% Notes") at a discount to par. As a result, the 4.20% Notes were reflected on our unaudited Consolidated Balance Sheet at a fair value of $499.1 at issuance. The discount of $0.9 and capitalized direct fees, including commissions and offering expenses of $4.4, will be amortized in interest expense through the maturity date of April 15, 2024, using the effective interest method. The net proceeds were $494.7 after deducting discounts, commissions and offering expenses. Interest is payable semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2014. Consistent with our other debt securities, the 4.20% Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
We used the majority of the net proceeds of the 4.20% Notes toward the redemption of our 6.25% Notes as described below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

At any time prior to April 15, 2024, at our option, we may redeem all or some of the 4.20% Notes at the greater of 100% of the principal amount or a "make-whole" amount, plus, in either instance, accrued and unpaid interest to the date of redemption. If we experience a change of control event, combined with a specified downgrade in the credit rating, we must offer to repurchase the 4.20% Notes in cash at a price equal to not less than 101% of the aggregate principal amount of the 4.20% Notes, plus accrued and unpaid interest to the date of repurchase.
6.25% Senior Unsecured Notes due 2014
In May 2014, we redeemed all $350.0 in aggregate principal amount of the 6.25% Notes. Total cash paid to redeem the 6.25% Notes was $371.2, which included accrued and unpaid interest of $10.3. In connection with the redemption of the 6.25% Notes, we recognized a loss on early extinguishment of debt of $10.4, which was primarily due to a redemption premium paid to noteholders. The loss on early extinguishment of debt was recorded in other (expense) income, net within our unaudited Consolidated Statement of Operations.
Credit Agreements
We maintain a committed corporate credit facility (the "Credit Agreement") and uncommitted lines of credit to increase our financial flexibility. The Credit Agreement is a revolving facility, expiring in December 2018, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2014.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to IPG common stockholders - basic	$99.4	$79.9	$78.5	$20.7
Adjustments: Effect of dilutive securities
Preferred stock dividends [1]	0.0	2.9	0.0	0.0
Net income available to IPG common stockholders - diluted	$99.4	$82.8	$78.5	$20.7

Weighted-average number of common shares outstanding - basic	421.1	425.1	421.9	419.7
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.0	6.1	6.6	5.4
Preferred stock outstanding [1]	0.0	17.1	0.0	0.0
Weighted-average number of common shares outstanding - diluted	428.1	448.3	428.5	425.1

Earnings per share available to IPG common stockholders - basic	$0.24	$0.19	$0.19	$0.05
Earnings per share available to IPG common stockholders - diluted	$0.23	$0.18	$0.18	$0.05

[1]	We converted all of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock") into common stock in October 2013.
The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
4.75% Notes [1]	0.0	0.0	0.0	6.6
Preferred stock [2]	0.0	0.0	0.0	17.1
Total	0.0	0.0	0.0	23.7

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [3]	0.0	0.2	0.0	1.3

[1]
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

Note 4:  Acquisitions
We continue to evaluate strategic opportunities to expand our industry expertise, strengthen our position in high-growth and key strategic geographical markets and industry sectors, advance technological capabilities and improve operational efficiency through both acquisitions and increased ownership interests in current investments. Our acquisitions typically provide for an initial payment at the time of closing and additional contingent purchase price payments based on the future performance of the acquired entity. We have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts at which we record these transactions in our financial statements are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, foreign currency exchange rates and other factors.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the first half of 2014, we completed four acquisitions, consisting of a global digital agency, a digital agency in the United States, a healthcare agency in the United Kingdom and a digital public relations agency based in Sweden. Of our four acquisitions, two were included in the Integrated Agency Networks (“IAN”) operating segment and two were included in the Constituency Management Group ("CMG") operating segment. During the first half of 2014, we recorded approximately $90.0 of goodwill and intangible assets related to these acquisitions.
During the first half of 2013, we completed eight acquisitions, including a full-service digital agency in India, a public relations consultancy in India and a mobile marketing agency in Australia. Of our eight acquisitions, seven were included in the IAN operating segment and one was included in the CMG operating segment. During the first half of 2013, we recorded approximately $66.0 of goodwill and intangible assets related to those acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Six months ended June 30,
	2014	2013
Cost of investment: current-year acquisitions	$63.7	$51.9
Cost of investment: prior-year acquisitions	9.0	27.8
Less: net cash acquired	(13.3)	(4.7)
Total cost of investment	$59.4	$75.0
Operating expense [1]	0.1	0.0
Total cash paid for acquisitions [2]	$59.5	$75.0

[1]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

[2]
Of the total cash paid, $8.6 and $26.8 for the six months ended June 30, 2014, and 2013, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows within acquisition-related payments. These amounts relate to increases in our ownership interests in our consolidated subsidiaries, as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $50.8 and $48.2 for the six months ended June 30, 2014, and 2013, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2014	2013
Balance at beginning of period	$249.1	$227.2
Change in related noncontrolling interests balance	(6.8)	(3.6)
Changes in redemption value of redeemable noncontrolling interests:
Additions	7.9	12.5
Redemptions and other	(2.9)	(2.1)
Redemption value adjustments [1]	(0.9)	(3.0)
Balance at end of period	$246.4	$231.0

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2014	December 31, 2013
Salaries, benefits and related expenses	$346.4	$467.2
Office and related expenses	54.7	56.9
Acquisition obligations	60.4	12.8
Interest	17.8	16.0
Restructuring and other reorganization-related	10.4	46.7
Other	105.1	118.8
Total accrued liabilities	$594.8	$718.4

Other (Expense) Income, Net
Results of operations for the three and six months ended June 30, 2014 and 2013 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loss on early extinguishment of debt	$(10.4)	$0.0	$(10.4)	$0.0
Gains on sales of businesses and investments	0.3	0.5	1.1	2.7
Vendor discounts and credit adjustments	0.2	0.3	1.7	0.5
Other (expense) income, net	(1.3)	4.0	(1.9)	3.4
Total other (expense) income, net	$(11.2)	$4.8	$(9.5)	$6.6
Loss on Early Extinguishment of Debt – During the second quarter of 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes. See Note 2 to the unaudited Consolidated Financial Statements for further information.
Sales of Businesses and Investments – During the six months ended June 30, 2014, we recognized gains from the sale of a business within our IAN segment and the sale of investments in Rabbi Trusts. During the six months ended June 30, 2013, the gains on sales of businesses and investments primarily related to a gain recognized from the sale of marketable securities in the Asia Pacific region within our IAN segment.
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
Other (Expense) Income, net – During the six months ended June 30, 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During the second quarter of 2013, other income, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

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
The following table presents our share repurchase activity under our 2013 and 2014 Share Repurchase Programs for the six months ended June 30, 2014, and 2013.

	Six months ended June 30,
	2014	2013
Number of shares repurchased	5.6	13.7
Aggregate cost, including fees	$97.3	$180.6
Average price per share, including fees	$17.51	$13.22
As of June 30, 2014, $321.3 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.
Note 6:  Income Taxes
For the three and six months ended June 30, 2014, our effective income tax rate of 38.7% and 44.0%, respectively, was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
Note 7:  Incentive Compensation Plans
2014 Performance Incentive Plan
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2014, our shareholders approved the 2014 Performance Incentive Plan (the “2014 PIP”), replacing the 2009 Performance Incentive Plan (the “2009 PIP”) and previous incentive plans. The number of shares of common stock initially available for grants of all equity awards under the 2014 Plan will be 28.8. Pursuant to the terms of the 2014 PIP, the number of shares that may be awarded to any one participant for each type of award is limited to 2.0. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.
Additionally, under the 2014 PIP, we have the ability to issue performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 300% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $10.0 during a performance period.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We issued the following stock-based awards under the 2009 PIP and 2014 PIP during the six months ended June 30, 2014.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	1.1	$17.67
Performance-based awards	3.5	$16.55
Total stock-based compensation awards	4.6
During the six months ended June 30, 2014, the Compensation Committee granted performance cash awards under the 2009 PIP and 2014 PIP with a total target value of $31.3 and $1.1 and restricted cash awards with a total target value of $4.8 and $0.4, respectively. Cash awards are amortized over the vesting period, typically three years.
Note 8:  Restructuring and Other Reorganization-Related Liabilities
In the fourth quarter of 2013, the Company implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. During the six months ended June 30, 2014, we recorded $0.2 of net reversals related to the 2013 Plan, which was included in office and general expenses within our unaudited Consolidated Statements of Operations. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2017.
A summary of the 2013 Plan restructuring liability activity is listed below.

	December 31, 2013	Net Restructuring (Reversals) Charges	Cash Payments	June 30, 2014
Severance and termination costs	$46.5	$(0.4)	$(36.5)	$9.6
Lease termination costs	3.9	0.2	(0.6)	3.5
Other exit costs	0.5	0.0	(0.4)	0.1
Total	$50.9	$(0.2)	$(37.5)	$13.2
Net restructuring reversals related to the 2013 Plan for the six months ended June 30, 2014, were comprised of net reversals of approximately $0.2 at CMG.
Prior Restructuring Plans
The 2007, 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") with current quarter activity included net charges that are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions. For the six months ended June 30, 2014 and 2013, the Prior Restructuring Plans incurred net restructuring and other reorganization-related charges of $0.4 and $0.2, respectively. As of June 30, 2014, the remaining liability for the Prior Restructuring Plans was $1.4.
Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive income (loss) before reclassifications	25.4	0.2	(0.6)	(0.5)	24.5
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	0.0	0.8	3.7	3.6
Balance as of June 30, 2014	$(219.2)	$0.6	$(11.5)	$(153.0)	$(383.1)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(110.3)	0.8	0.0	(0.7)	(110.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(1.2)	0.5	3.5	2.8
Balance as of June 30, 2013	$(240.4)	$0.4	$(12.2)	$(143.2)	$(395.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2014	2013	2014	2013
Foreign currency translation adjustments	$0.0	$0.0	$(0.9)	$0.0	Other (expense) income, net
Gains on available-for-sale securities	0.0	(0.4)	0.0	(1.4)	Other (expense) income, net
Losses on derivative instruments	0.5	0.5	0.9	0.9	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	2.4	2.7	5.0	5.5
Tax effect	(0.9)	(1.4)	(1.4)	(2.2)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$2.0	$1.4	$3.6	2.8

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 10 for further information.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended June 30,	2014	2013	2014	2013	2014	2013
Service cost	$0.0	$0.0	$2.4	$2.6	$0.0	$0.0
Interest cost	1.5	1.3	5.9	5.2	0.5	0.3
Expected return on plan assets	(1.8)	(1.9)	(6.2)	(4.8)	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	0.0
Unrecognized actuarial losses	1.6	1.9	0.8	0.7	0.0	0.0
Net periodic cost	$1.3	$1.3	$3.0	$3.8	$0.4	$0.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six months ended June 30,	2014	2013	2014	2013	2014	2013
Service cost	$0.0	$0.0	$4.9	$5.1	$0.0	$0.0
Interest cost	3.1	2.7	11.8	10.6	0.9	0.8
Expected return on plan assets	(3.7)	(3.9)	(12.4)	(9.6)	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	0.0
Unrecognized actuarial losses	3.3	4.0	1.7	1.4	0.0	0.0
Net periodic cost	$2.7	$2.8	$6.1	$7.6	$0.8	$0.8

During the six months ended June 30, 2014, we contributed $1.5 and $12.6 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2014, we expect to contribute approximately $1.0 and $12.0 of cash to our domestic and foreign pension plans, respectively.
Note 11:  Segment Information
We have two reportable segments, IAN and CMG. IAN is comprised of McCann Worldgroup, FCB (Foote, Cone & Belding), Lowe & Partners, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). The segment information is presented consistently with the basis described in our 2013 Annual Report on Form 10-K, except that segment operating income (loss) for the three and six months ended June 30, 2014 and 2013, respectively, includes the impact of net restructuring and other reorganization-related charges (reversals). See Note 8 for further information on net restructuring and other reorganization-related liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
IAN	$1,496.0	$1,435.7	$2,811.7	$2,676.8
CMG	355.4	320.5	677.2	622.4
Total	$1,851.4	$1,756.2	$3,488.9	$3,299.2

Segment operating income (loss):
IAN	$184.0	$169.2	$195.5	$146.6
CMG	41.3	34.6	58.8	48.6
Corporate and other	(29.5)	(29.0)	(70.2)	(62.8)
Total	195.8	174.8	184.1	132.4

Interest expense	(22.6)	(37.5)	(42.8)	(74.3)
Interest income	6.6	5.8	12.8	12.2
Other (expense) income, net	(11.2)	4.8	(9.5)	6.6
Income before income taxes	$168.6	$147.9	$144.6	$76.9

Depreciation and amortization of fixed assets and intangible assets:
IAN	$30.2	$31.6	$61.7	$62.5
CMG	4.6	3.9	8.8	7.7
Corporate and other	5.4	3.7	10.2	7.2
Total	$40.2	$39.2	$80.7	$77.4

Capital expenditures:
IAN	$17.2	$13.5	$31.1	$23.5
CMG	3.1	3.1	5.6	4.1
Corporate and other	11.8	12.4	22.0	19.2
Total	$32.1	$29.0	$58.7	$46.8

	June 30, 2014	December 31, 2013
Total assets:
IAN	$11,175.2	$11,425.1
CMG	1,326.2	1,203.8
Corporate and other	(161.7)	276.1
Total	$12,339.7	$12,905.0

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2014. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$435.5	$0.0	$0.0	$435.5	Cash and cash equivalents
Short-term marketable securities	6.3	0.0	0.0	6.3	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$442.3	$0.0	$0.0	$442.3

As a percentage of total assets	3.6%	0.0%	0.0%	3.6%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$28.7	$28.7

	December 31, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$761.2	$0.0	$0.0	$761.2	Cash and cash equivalents
Short-term marketable securities	5.3	0.0	0.0	5.3	Marketable securities
Long-term investments	1.6	0.0	0.0	1.6	Other non-current assets
Total	$768.1	$0.0	$0.0	$768.1

As a percentage of total assets	6.0%	0.0%	0.0%	6.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$27.0	$27.0

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the three and six months ended June 30, 2014.

	Three months ended June 30,		Six months ended June 30,
Liabilities	2014	2013	2014	2013
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$28.9	$24.6	$27.0	$25.3
Level 3 additions	0.5	1.0	2.5	1.0
Level 3 reductions	(0.6)	(0.9)	(0.6)	(0.9)
Realized (gains)/losses included in net income	(0.1)	1.0	(0.2)	0.3
Mandatorily redeemable noncontrolling interests - Balance at end of period	$28.7	$25.7	$28.7	$25.7
Realized (gains)/losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,577.8	$89.4	$1,667.2	$0.0	$1,367.5	$87.8	$1,455.3
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
Non-financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Certain non-financial assets and liabilities are measured at fair value on a recurring basis, primarily accrued restructuring charges.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and property, plant and equipment. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.
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
Guarantees
As discussed in our 2013 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

obligations was $575.6 and $588.1 as of June 30, 2014 and December 31, 2013, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $317.8 and $279.6 as of June 30, 2014 and December 31, 2013, respectively.
Note 14:  Recent Accounting Standards
Share-Based Payments with Performance Targets
In June 2014, Financial Accounting Standard Board ( the "FASB") issued amended guidance which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This amended guidance will be effective for us beginning January 1, 2016 and can be either applied prospectively or retrospectively. As such, the performance target should not be reflected in estimating the grant date fair value of the award. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition, which will be effective for us beginning January 1, 2017 and can be applied retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The amended guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.
Discontinued Operations
In April 2014, the FASB issued amended guidance which changes the criteria for reporting a discontinued operation, which will be effective for us beginning January 1, 2015 and applied prospectively. Early adoption is permitted, but only for disposals or classifications of held for sale that have not been reported in financial statements previously issued or available for issuance. The amended guidance limits reporting on discontinued operations involving disposals of an entity's components that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of a discontinued operation to include disposals of equity method investments and a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. The amended guidance also requires enhanced disclosure requirements related to discontinued operations as well as additional disclosures regarding individually significant disposals that do not qualify for discontinued operations reporting. We early adopted the amended guidance for the quarter ended June 30, 2014. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.
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
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative and strategic talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our company to enhance our operations through mergers and strategic alliances, as well as the development of internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
Our financial goals include competitive organic revenue growth and operating margin expansion, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made in our financial reporting and business information systems in recent years, and which continue, allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and six months ended June 30, 2014, as compared with the same period in 2013.

	Three months ended June 30, 2014		Six months ended June 30, 2014
% Increase	Total	Organic	Total	Organic
Revenue	5.4%	4.7%	5.7%	5.6%
Salaries and related expenses	4.5%	3.2%	4.7%	4.3%
Office and general expenses	5.2%	4.7%	3.4%	3.5%

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating margin	10.6%	10.0%	5.3%	4.0%
Expenses as % of revenue:
Salaries and related expenses	63.2%	63.8%	67.6%	68.3%
Office and general expenses	26.2%	26.3%	27.1%	27.7%

Net income available to IPG common stockholders [1]	$99.4	$79.9	$78.5	$20.7

Earnings per share available to IPG common stockholders:
Basic [1]	$0.24	$0.19	$0.19	$0.05
Diluted [1]	$0.23	$0.18	$0.18	$0.05

[1]
For the three and six months ended June 30, 2014, net income available to IPG common stockholders includes a loss on early extinguishment of debt of $6.6, net of tax. As a result, for the three and six months ended June 30, 2014, basic and diluted earnings per share were impacted by $0.01 and $0.02 per share, respectively.

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to changes in foreign currency rates, the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to evaluate our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated revenues. We also analyze revenue by geographic region.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first half of 2014 include the Australian Dollar, Brazilian Real, British Pound Sterling, and the Euro. During the first half of 2014, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a net negative impact on our consolidated results of operations. For the second quarter of 2014, foreign currency fluctuations resulted in net decreases of less than 1% in revenues and operating expenses, and negatively impacted our operating margin percentage. For the first half of 2014, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and operating expenses, and had a net negative impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

with our strategic plan. For the second quarter and first half of 2014, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013
REVENUE

		Components of Change				Change
	Three months ended June 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2014	Organic	Total
Consolidated	$1,756.2	$(8.1)	$20.3	$83.0	$1,851.4	4.7%	5.4%
Domestic	996.6	0.0	5.4	28.9	1,030.9	2.9%	3.4%
International	759.6	(8.1)	14.9	54.1	820.5	7.1%	8.0%
United Kingdom	119.4	11.8	8.2	19.6	159.0	16.4%	33.2%
Continental Europe	196.3	7.8	2.5	(2.8)	203.8	(1.4)%	3.8%
Asia Pacific	221.0	(10.3)	3.6	9.8	224.1	4.4%	1.4%
Latin America	119.8	(13.0)	0.6	8.9	116.3	7.4%	(2.9)%
Other	103.1	(4.4)	0.0	18.6	117.3	18.0%	13.8%
During the second quarter of 2014, our revenue increased by $95.2, or 5.4%, compared to the second quarter of 2013, due to an organic revenue increase of $83.0, or 4.7%, and the effect of net acquisitions of $20.3, partially offset by an adverse foreign currency rate impact of $8.1. Our organic revenue increased throughout nearly all geographic regions, attributable to net higher spending from existing clients and net client wins in most client sectors, most notably in the health care and auto and transportation sectors, partially offset by a decline in the technology and telecom sector. In our international markets, the organic revenue increase was primarily in the United Kingdom, which included growth at our events marketing, advertising and media, and public relations businesses. In addition, there were international organic revenue increases in the Asia Pacific, Latin America and Other regions, primarily in the Middle East and Canada. The international organic revenue increase was partially offset by an organic revenue decrease in the Continental Europe region due to a continued challenging economic climate. The organic increase in our domestic market was driven by growth across most disciplines, including our media business, digital specialist agencies, public relations and sports marketing businesses, partially offset by lower pass-through revenues at certain of our advertising agencies and our events marketing business.
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

		Components of Change				Change
	Six months ended June 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2014	Organic	Total
Consolidated	$3,299.2	$(29.8)	$34.5	$185.0	$3,488.9	5.6%	5.7%
Domestic	1,891.0	0.0	6.7	72.2	1,969.9	3.8%	4.2%
International	1,408.2	(29.8)	27.8	112.8	1,519.0	8.0%	7.9%
United Kingdom	257.8	20.1	14.3	34.4	326.6	13.3%	26.7%
Continental Europe	355.8	10.7	1.8	3.2	371.5	0.9%	4.4%
Asia Pacific	396.9	(25.0)	10.1	30.7	412.7	7.7%	4.0%
Latin America	206.1	(25.5)	1.6	24.7	206.9	12.0%	0.4%
Other	191.6	(10.1)	0.0	19.8	201.3	10.3%	5.1%
During the first half of 2014, our revenue increased by $189.7, or 5.7%, compared to the first half of 2013, due to an organic revenue increase of $185.0, or 5.6%, and the effect of net acquisitions of $34.5, partially offset by an adverse foreign currency

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

rate impact of $29.8. Our organic revenue increase was across all our geographic regions, primarily driven by factors similar to those noted above for the second quarter of 2014. The organic revenue increases in the international and domestic markets were primarily driven by factors similar to those noted above for the second quarter of 2014.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Salaries and related expenses	$1,170.2	$1,120.2	$2,358.8	$2,252.3
Office and general expenses	485.4	461.2	946.0	914.5
Total operating expenses	$1,655.6	$1,581.4	$3,304.8	$3,166.8
Operating income	$195.8	$174.8	$184.1	$132.4
Salaries and Related Expenses

		Components of Change				Change
	2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2014	Organic	Total
Three months ended June 30,	$1,120.2	$1.7	$12.7	$35.6	$1,170.2	3.2%	4.5%
Six months ended June 30,	2,252.3	(11.5)	20.4	97.6	2,358.8	4.3%	4.7%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the second quarter of 2014 to 63.2% from 63.8% when compared to the prior-year period. Salaries and related expenses in the second quarter of 2014 increased by $50.0 compared to the second quarter of 2013, primarily due to an organic increase of $35.6 and the effect of net acquisitions of $12.7. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $46.5, primarily due to increases in our workforce at businesses and in regions where we had revenue growth or new business wins. The increase was partially offset by lower severance expense.
Our staff cost ratio decreased in the first half of 2014 to 67.6% from 68.3% when compared to the prior-year period. Salaries and related expenses in the first half of 2014 increased by $106.5 compared to the first half of 2013, due to an organic increase of $97.6 and the effect of net acquisitions of $20.4, partially offset by a favorable foreign currency rate impact of $11.5. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $96.4, primarily driven by factors similar to those noted above for the second quarter of 2014. Also contributing to the increase was the timing of certain agency-related bonus accruals.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Salaries and related expenses	63.2%	63.8%	67.6%	68.3%
Base salaries, benefits and tax	53.6%	53.5%	56.8%	57.1%
Incentive expense	2.7%	2.8%	3.3%	3.4%
Severance expense	0.9%	1.3%	1.0%	1.5%
Temporary help	3.7%	3.6%	3.8%	3.7%
All other salaries and related expenses	2.3%	2.6%	2.7%	2.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change				Change
	2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2014	Organic	Total
Three months ended June 30,	$461.2	$(2.5)	$4.9	$21.8	$485.4	4.7%	5.2%
Six months ended June 30,	914.5	(9.5)	8.7	32.3	946.0	3.5%	3.4%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the second quarter of 2014 to 26.2% from 26.3% when compared to the prior-year period. Office and general expenses in the second quarter of 2014 increased by $24.2 compared to the second quarter of 2013, primarily due to an organic increase of $21.8. The organic increase was primarily attributable to higher adjustments to contingent acquisition obligations, as compared to the prior year. The organic increase was also attributable to increases in foreign currency adjustments and expenses for new business. This increase was partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the domestic market.
Our office and general expense ratio decreased in the first half of 2014 to 27.1% from 27.7% when compared to the prior-year period. Office and general expenses in the first half of 2014 increased by $31.5 compared to the first half of 2013, primarily due to an organic increase of $32.3.The organic increase was driven by factors similar to those noted above for the second quarter of 2014, as well as higher occupancy costs, and increased spending to support increased pitch activity.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Office and general expenses	26.2%	26.3%	27.1%	27.7%
Professional fees	1.6%	1.7%	1.7%	1.7%
Occupancy expense (excluding depreciation and amortization)	6.8%	7.1%	7.2%	7.5%
Travel & entertainment, office supplies and telecommunications	3.6%	3.8%	3.7%	3.8%
All other office and general expenses	14.2%	13.7%	14.5%	14.7%
All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency gains (losses), net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.
EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash interest on debt obligations	$(21.2)	$(33.6)	$(40.5)	$(69.7)
Non-cash interest	(1.4)	(3.9)	(2.3)	(4.6)
Interest expense	(22.6)	(37.5)	(42.8)	(74.3)
Interest income	6.6	5.8	12.8	12.2
Net interest expense	(16.0)	(31.7)	(30.0)	(62.1)
Other (expense) income, net	(11.2)	4.8	(9.5)	6.6
Total (expenses) and other income	$(27.2)	$(26.9)	$(39.5)	$(55.5)
Net Interest Expense
For the three and six months ended June 30, 2014, net interest expense decreased by $15.7 and $32.1, as compared to the respective prior-year periods. Cash interest expense decreased primarily due to a decrease in lower average borrowing costs and lower debt obligations in the current year. Cash interest expense decreased due to the redemption of our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the second quarter of 2014 and the redemption of our 10.00% Senior Unsecured Notes due 2017 in the third quarter of 2013, partially offset by the issuance of our 4.20% Senior Notes due 2024 (the "4.20% Notes").

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other (Expense) Income, Net
Results of operations for the three and six months ended June 30, 2014 and 2013 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loss on early extinguishment of debt	$(10.4)	$0.0	$(10.4)	$0.0
Gains on sales of businesses and investments	0.3	0.5	1.1	2.7
Vendor discounts and credit adjustments	0.2	0.3	1.7	0.5
Other (expense) income, net	(1.3)	4.0	(1.9)	3.4
Total other (expense) income, net	$(11.2)	$4.8	$(9.5)	$6.6
Loss on Early Extinguishment of Debt – During the second quarter of 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes. See Note 2 to the unaudited Consolidated Financial Statements for further information.
Sales of Businesses and Investments – During the first half of 2014, we recognized gains from the sale of a business within our Intergrated Agency Networks ("IAN") segment and the sale of investments in Rabbi Trusts. During the first half of 2013, the gains on sales of businesses and investments primarily related to a gain recognized in the first quarter of 2013 from the sale of marketable securities in the Asia Pacific region within our IAN segment.
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
Other (Expense) Income, net – During the first half of 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During the second quarter of 2013, other income, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our Constituency Management Group ("CMG") segment, upon acquiring a controlling interest.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income before income taxes	$168.6	$147.9	$144.6	$76.9
Provision for income taxes	$65.3	$62.0	$63.6	$49.6
Effective income tax rate	38.7%	41.9%	44.0%	64.5%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and six months ended June 30, 2014, our effective income tax rate of 38.7% and 44.0%, respectively, was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
For the three and six months ended June 30, 2013, our effective income tax rate of 41.9% and 64.5%, respectively, was negatively impacted primarily by losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and six months ended June 30, 2014 was $0.24 and $0.19 per share, respectively, compared to $0.19 and $0.05 per share for the three and six months ended June 30, 2013, respectively. Diluted earnings per share was $0.23 and $0.18 per share for the three and six months ended June 30, 2014, respectively, compared to $0.18 and $0.05 per share for the three and six months ended June 30, 2013, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

For the three and six months ended June 30, 2014, basic and diluted earnings per share included $0.01 and $0.02 per share, respectively, as a result of the loss on early extinguishment of debt.
Segment Results of Operations – Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2014: IAN and CMG. We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended June 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2014	Organic	Total
Consolidated	$1,435.7	$(9.7)	$12.2	$57.8	$1,496.0	4.0%	4.2%
Domestic	779.4	0.0	2.3	20.2	801.9	2.6%	2.9%
International	656.3	(9.7)	9.9	37.6	694.1	5.7%	5.8%
During the second quarter of 2014, IAN revenue increased by $60.3 compared to the second quarter of 2013, due to an organic revenue increase of $57.8 and the effect of net acquisitions of $12.2, partially offset by an adverse foreign currency rate impact of $9.7. The organic revenue increase was primarily attributable to net higher spending from existing clients and net client wins in most client sectors, primarily in the health care and auto and transportation sectors, partially offset by a decline in the technology and telecom sector. The international organic revenue increase was driven by our media business and certain of our advertising agencies, most notably in the United Kingdom and in the Asia Pacific, Latin America, and Other regions, primarily due to the Middle East and Canada. Partially offsetting these increases was a decline in the Continental Europe region, due to a continued challenging economic climate. The organic increase in the domestic market was primarily driven by growth at our media business and at our digital specialist agencies partially offset by lower pass-through revenues at certain of our advertising agencies.

		Components of Change				Change
	Six months ended June 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2014	Organic	Total
Consolidated	$2,676.8	$(31.2)	$23.6	$142.5	$2,811.7	5.3%	5.0%
Domestic	1,478.8	0.0	3.6	65.5	1,547.9	4.4%	4.7%
International	1,198.0	(31.2)	20.0	77.0	1,263.8	6.4%	5.5%
During the first half of 2014, IAN revenue increased by $134.9 compared to the first half of 2013, due to an organic revenue increase of $142.5 and the effect of net acquisitions of $23.6, partially offset by an adverse foreign currency rate impact of $31.2. The organic revenue increase in our international and domestic markets were primarily driven by factors similar to those noted above for the second quarter of 2014.
SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Segment operating income	$184.0	$169.2	8.7%	$195.5	$146.6	33.4%
Operating margin	12.3%	11.8%		7.0%	5.5%

Operating income increased during the second quarter of 2014 when compared to the second quarter of 2013, due to an increase in revenue of $60.3, partially offset by an increase in salaries and related expenses of $33.0 and office and general expenses of $12.5. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce at businesses and in regions where we had revenue growth or new business wins. Also contributing to the increase was higher incentive award expense partially offset by lower severance expense. The organic increase in office and general expenses was primarily attributable to higher adjustments to contingent acquisition obligations as compared to the prior year. The organic increase was also attributable to increases in foreign currency adjustments and expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

for new business, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the domestic market.
Operating income increased during the first half of 2014 when compared to the first half of 2013, due to an increase in revenue of $134.9, partially offset by an increase in salaries and related expenses of $69.0 and office and general expenses of $17.0. The increase in salaries and related expenses and office and general expenses was primarily due to factors similar to those noted above for the second quarter of 2014. Also contributing to the increase in office and general expenses was increased spending due to increased pitch activity.

CMG
REVENUE

		Components of Change				Change
	Three months ended June 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2014	Organic	Total
Consolidated	$320.5	$1.6	$8.1	$25.2	$355.4	7.9%	10.9%
Domestic	217.2	0.0	3.1	8.7	229.0	4.0%	5.4%
International	103.3	1.6	5.0	16.5	126.4	16.0%	22.4%
During the second quarter of 2014, CMG revenue increased by $34.9 compared to the second quarter of 2013, primarily due to an organic revenue increase of $25.2 and the effect of net acquisitions of $8.1. The international organic revenue increase was primarily attributable to an increase in our public relations and events marketing businesses, most notably in the United Kingdom. The domestic organic revenue increase was primarily attributable to growth in our public relations and sports marketing businesses, partially offset by decreases in our events marketing business due to the timing of completed projects in the prior-year.

		Components of Change				Change
	Six months ended June 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2014	Organic	Total
Consolidated	$622.4	$1.4	$10.9	$42.5	$677.2	6.8%	8.8%
Domestic	412.2	0.0	3.1	6.7	422.0	1.6%	2.4%
International	210.2	1.4	7.8	35.8	255.2	17.0%	21.4%
During the first half of 2014, CMG revenue increased by $54.8 compared to the first half of 2013, primarily due to an organic revenue increase of $42.5 and the effect of net acquisitions of $10.9. The organic revenue increase in our international markets was driven by factors similar to those noted above for the second quarter of 2014, as well as, organic revenue increases in the Asia Pacific region, most notably in China, and in the Latin America region, primarily in Brazil. The domestic organic revenue increase was driven by factors similar to those noted above for the second quarter of 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Segment operating income	$41.3	$34.6	19.4%	$58.8	$48.6	21.0%
Operating margin	11.6%	10.8%		8.7%	7.8%
Operating income increased during the second quarter of 2014 when compared to the second quarter of 2013 due to an increase in revenue of $34.9, partially offset by an increase in salaries and related expenses of $18.0 and office and general expenses of $10.2. The increase in salaries and related expenses were primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to increases in our workforce, most notably at our public relations business, to support business growth and new business wins. Office and general expenses increased primarily due to higher production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that increased in size or occurred during the second quarter of 2014, primarily in the United Kingdom, as well as higher occupancy costs.
Operating income increased during the first half of 2014 when compared to the first half of 2013 due to an increase in revenue of $54.8, partially offset by an increase in salaries and related expenses of $32.4 and office and general expenses of $12.2. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily due to factors similar to those noted above for the second quarter of 2014. Office and general expenses increased primarily due to higher occupancy costs.
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
Corporate and other expenses increased during the second quarter of 2014 by $0.5 to $29.5 when compared to the second quarter of 2013, primarily due to an increase in office and general expenses. During the first half of 2014 corporate and other expenses increased by $7.4 to $70.2 when compared to the first half of 2013, primarily due to an increase in salaries and related expenses from higher base salaries, benefits and temporary help.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2014	2013
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$218.3	$115.5
Net cash used in working capital [2]	(746.5)	(705.3)
Changes in other non-current assets and liabilities using cash	(29.0)	(1.6)
Net cash used in operating activities	$(557.2)	$(591.4)
Net cash used in investing activities	(99.1)	(82.4)
Net cash used in financing activities	(89.3)	(226.0)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first half of 2014 was $557.2, which was a decrease of $34.2 as compared to the first half of 2013. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first half of 2014 was primarily impacted by our media businesses.
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
Investing Activities
Net cash used in investing activities during the first half of 2014 primarily reflects payments for capital expenditures and acquisitions. Capital expenditures of $58.7 relate primarily to computer hardware and software, and leasehold improvements. We made payments of $50.8 primarily related to acquisitions completed in the first half of 2014.
Financing Activities
Net cash used in financing activities during the first half of 2014 is primarily related to the redemption of long-term debt, the repurchase of our common stock, and payment of dividends. During the second quarter of 2014, we redeemed all $350.0 in aggregate principal amount of the 6.25% Notes. In the first half of 2014, we repurchased 5.6 shares of our common stock for an aggregate cost of $97.3, including fees, and made dividend payments of $80.1 on our common stock. This was offset by the issuance of our $500.0 in aggregate principal amount of our 4.20% Notes. Amounts related to accrued and unpaid interest, as well as the discount for these transactions, are reflected in Operating Activities.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $3.9 during the first half of 2014. The increase was a result of the U.S. Dollar being weaker than several foreign currencies, including the Australian Dollar, Brazilian Real, British Pound and Japanese Yen, and by the U.S. Dollar being stronger than other foreign currencies, primarily the Canadian Dollar, as of June 30, 2014 as compared to December 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Balance Sheet Data	June 30, 2014	December 31, 2013	June 30, 2013
Cash, cash equivalents and marketable securities	$901.4	$1,642.1	$1,618.5

Short-term borrowings	$126.2	$179.1	$186.0
Current portion of long-term debt	2.4	353.6	594.8
Long-term debt	1,629.9	1,129.8	1,478.6
Total debt	$1,758.5	$1,662.5	$2,259.4

[1]	Includes a portion of the cash from our November 2012 debt issuances of $800 aggregate principal amount of Senior Notes, which pre-funded our plan to redeem our 10.00% Senior Unsecured Notes due 2017.
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
Funding Requirements
Our most significant funding requirements include our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.
Notable funding requirements include:

•
Debt service – During the second quarter, we issued $500.0 in aggregate principal amount of the 4.20% Notes at a discount and redeemed all $350.0 in aggregate principal amount of the 6.25% Notes. The majority of the net proceeds of the 4.20% Notes were used toward the redemption of the 6.25% Notes. The majority of our debt is primarily long-term, with maturities scheduled through 2031.

•
Acquisitions – We paid cash of $50.4, which was net of cash acquired of $13.3, for acquisitions completed in the first half of 2014. We also paid cash of $9.1 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $5.0 for the remainder of 2014 related to prior acquisitions. We may also be required to pay approximately $20.0 related to put options held by minority shareholders if exercised during 2014. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first half of 2014, we paid two quarterly cash dividends of $0.095 per share on our common stock, which corresponded to an aggregate dividend payment of $80.1. Assuming we continue to pay a quarterly dividend of $0.095 per share and there is no significant change in the number of outstanding shares as of June 30, 2014, we would expect to pay approximately $80.0 in the second half of 2014.

•
Restructuring – In the first half of 2014, we paid cash of approximately $38.0 in connection with restructuring actions. We expect to pay approximately $6.0 in the second half of 2014, with cash payments expected to be made through 2017.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

the plans’ funded status. During the six months ended June 30, 2014, we contributed $1.5 and $12.6 of cash to our domestic and foreign pension plans, respectively. We expect to contribute approximately $1.0 and $12.0 of cash to our domestic and foreign pension plans, respectively, in the second half of 2014.

Share Repurchase Program
In February 2014, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. As of June 30, 2014, $321.3 remained available for repurchase under existing share repurchase programs. There is no expiration date associated with share repurchase programs. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.

	June 30, 2014
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$901.4
Committed credit agreement	$1,000.0	$0.0	$14.9	$985.1
Uncommitted credit arrangements	$738.9	$126.2	$4.1	$608.6

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2014. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of June 30, 2014.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	June 30, 2014	EBITDA Reconciliation	June 30, 2014
Interest coverage ratio (not less than)	5.00x	Operating income	$650.0
Actual interest coverage ratio	12.65x	Add:
		Depreciation and amortization	205.5
Leverage ratio (not greater than)	3.25x	Other non-cash amounts	1.2
Actual leverage ratio	2.05x	EBITDA [1]	$856.7

[1]	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. As of June 30, 2014, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of June 30, 2014, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 5%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2014, the amount netted was $1,634.2.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of July 15, 2014 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Stable	Stable
We are investment-grade rated by both Moody's Investor Services and Fitch Ratings. The most recent update to our credit ratings occurred in February 2013 when Standard and Poor's changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first half of 2014. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of June 30, 2014, and December 31, 2013, approximately 88% and 84%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of June 30, 2014. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the second quarter of 2014, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2014 to June 30, 2014:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	1,270,940	$16.81	1,270,100	$352,387,628
May 1 - 31	850,000	$17.69	850,000	$337,352,388
June 1 - 30	824,899	$19.43	824,640	$321,330,728
Total	2,945,839	$17.80	2,944,740

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We purchased 840 Withheld Shares in April 2014, no Withheld Shares in May 2014 and 259 Withheld Shares in June 2014, for a total of 1,099 Withheld Shares during the three month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 5 to the unaudited Consolidated Financial Statements by (b) the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: July 24, 2014

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 24, 2014

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
4.1
Senior Debt Indenture between The Interpublic Group of Companies, Inc. (the “Company”) and U.S. Bank National Association, as Trustee (“US Bank”), dated as of March 2, 2012, is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2012.

4.2
Fourth Supplemental Indenture between the Company and US Bank, as Trustee, dated as of April 3, 2014, is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2014.

10(iii)(A)(1)	The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants.

10(iii)(A)(2)	The Interpublic Senior Executive Retirement Income Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants.

10(iii)(A)(3)	Interpublic Executive Severance Plan, amended and restated, effective August 1, 2014.

10(iii)(A)(4)	The Interpublic Group 2014 Performance Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2014.

10(iii)(A)(5)	The Interpublic Group Executive Performance (162(m)) Plan is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2014.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2014.