Form 10-Q
period 2014-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2014-10-23
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of October 15, 2014 was 418,229,032.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUE	$1,841.1	$1,700.4	$5,330.0	$4,999.6

OPERATING EXPENSES:
Salaries and related expenses	1,195.2	1,093.6	3,554.0	3,345.9
Office and general expenses	474.6	465.3	1,420.6	1,379.8
Total operating expenses	1,669.8	1,558.9	4,974.6	4,725.7

OPERATING INCOME	171.3	141.5	355.4	273.9

EXPENSES AND OTHER INCOME:
Interest expense	(20.7)	(23.7)	(63.5)	(98.0)
Interest income	7.5	5.8	20.3	18.0
Other expense, net	(0.6)	(46.6)	(10.1)	(40.0)
Total (expenses) and other income	(13.8)	(64.5)	(53.3)	(120.0)

Income before income taxes	157.5	77.0	302.1	153.9
Provision for income taxes	65.0	28.4	128.6	78.0
Income of consolidated companies	92.5	48.6	173.5	75.9
Equity in net income of unconsolidated affiliates	0.3	0.6	0.6	0.9
NET INCOME	92.8	49.2	174.1	76.8
Net income attributable to noncontrolling interests	(3.1)	(0.9)	(5.9)	(2.0)
NET INCOME ATTRIBUTABLE TO IPG	89.7	48.3	168.2	74.8
Dividends on preferred stock	0.0	(2.9)	0.0	(8.7)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$89.7	$45.4	$168.2	$66.1

Earnings per share available to IPG common stockholders:
Basic	$0.21	$0.11	$0.40	$0.16
Diluted	$0.21	$0.11	$0.39	$0.16

Weighted-average number of common shares outstanding:
Basic	419.2	419.7	421.0	419.7
Diluted	426.4	426.1	427.2	424.8

Dividends declared per common share	$0.095	$0.075	$0.285	$0.225

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
NET INCOME	$92.8	$49.2	$174.1	$76.8

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(113.5)	24.0	(89.0)	(89.3)
Less: reclassification adjustments recognized in net income	0.0	0.0	(0.9)	0.0
	(113.5)	24.0	(89.9)	(89.3)

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.2	(0.1)	0.4	0.7
Less: recognition of previously unrealized gains included in net income	0.0	0.0	0.0	(1.4)
Income tax effect	(0.3)	0.0	(0.3)	0.2
	(0.1)	(0.1)	0.1	(0.5)

Derivative instruments:
Changes in fair value of derivative instruments	0.0	0.0	(0.6)	0.0
Less: recognition of previously unrealized losses included in net income	0.5	0.4	1.4	1.3
Income tax effect	(0.2)	(0.1)	(0.3)	(0.5)
	0.3	0.3	0.5	0.8

Defined benefit pension and other postretirement plans:
Net actuarial losses for the period	0.0	0.0	(0.3)	0.0
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.6	2.7	7.6	8.2
Other	(0.1)	(0.2)	(0.3)	(0.9)
Income tax effect	(1.0)	(0.8)	(2.3)	(2.8)
	1.5	1.7	4.7	4.5

Other comprehensive (loss) income, net of tax	(111.8)	25.9	(84.6)	(84.5)
TOTAL COMPREHENSIVE (LOSS) INCOME	(19.0)	75.1	89.5	(7.7)
Less: comprehensive income (loss) attributable to noncontrolling interests	3.4	0.7	5.3	(1.2)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPG	$(22.4)	$74.4	$84.2	$(6.5)

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	$896.0	$1,636.8
Marketable securities	6.4	5.3
Accounts receivable, net of allowance of $64.7 and $64.9, respectively	3,870.9	4,565.4
Expenditures billable to clients	1,725.6	1,536.4
Other current assets	402.0	340.1
Total current assets	6,900.9	8,084.0
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,086.1 and $1,111.7, respectively	530.2	540.0
Deferred income taxes	160.6	144.0
Goodwill	3,686.4	3,629.0
Other non-current assets	500.3	508.0
TOTAL ASSETS	$11,778.4	$12,905.0

LIABILITIES:
Accounts payable	$5,875.0	$6,914.2
Accrued liabilities	638.8	718.4
Short-term borrowings	128.3	179.1
Current portion of long-term debt	2.2	353.6
Total current liabilities	6,644.3	8,165.3
Long-term debt	1,626.8	1,129.8
Deferred compensation	475.8	514.3
Other non-current liabilities	660.3	595.7
TOTAL LIABILITIES	9,407.2	10,405.1

Redeemable noncontrolling interests (see Note 4)	255.3	249.1

STOCKHOLDERS’ EQUITY:
Common stock	53.3	53.0
Additional paid-in capital	3,024.4	2,975.2
Retained earnings	915.2	864.5
Accumulated other comprehensive loss, net of tax	(495.2)	(411.2)
	3,497.7	3,481.5
Less: Treasury stock	(1,414.4)	(1,266.3)
Total IPG stockholders’ equity	2,083.3	2,215.2
Noncontrolling interests	32.6	35.6
TOTAL STOCKHOLDERS’ EQUITY	2,115.9	2,250.8
TOTAL LIABILITIES AND EQUITY	$11,778.4	$12,905.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$174.1	$76.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	121.7	117.9
Provision for uncollectible receivables	9.0	11.4
Amortization of restricted stock and other non-cash compensation	37.9	32.9
Net amortization of bond discounts and deferred financing costs	3.7	5.4
Deferred income tax provision	49.1	28.5
Non-cash (gain) loss related to early extinguishment of debt	(0.5)	15.2
Other	17.1	(7.4)
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	623.0	586.9
Expenditures billable to clients	(193.2)	(250.9)
Other current assets	(65.0)	(38.8)
Accounts payable	(1,015.7)	(811.5)
Accrued liabilities	(107.2)	(152.9)
Other non-current assets and liabilities	(35.0)	(43.9)
Net cash used in operating activities	(381.0)	(430.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94.4)	(91.6)
Acquisitions, including deferred payments, net of cash acquired	(62.9)	(48.2)
Proceeds from sales of businesses and investments, net of cash sold	14.0	3.3
Net (purchases) sales and maturities of short-term marketable securities	(0.5)	10.8
Other investing activities	1.9	(2.4)
Net cash used in investing activities	(141.9)	(128.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	499.1	0.0
Purchase of long-term debt	(350.1)	(601.2)
Repurchase of common stock	(148.1)	(280.8)
Common stock dividends	(119.9)	(94.1)
Net (decrease) increase in short term bank borrowings	(44.4)	13.3
Distributions to noncontrolling interests	(13.9)	(10.4)
Acquisition-related payments	(12.7)	(27.5)
Preferred stock dividends	0.0	(8.7)
Excess tax benefit on share-based compensation	4.9	9.2
Exercise of stock options	11.9	43.6
Other financing activities	(1.6)	1.0
Net cash used in financing activities	(174.8)	(955.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(43.1)	(61.4)
Net decrease in cash and cash equivalents	(740.8)	(1,575.5)
Cash and cash equivalents at beginning of period	1,636.8	2,574.8
Cash and cash equivalents at end of period	$896.0	$999.3
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	532.3	$53.0	$2,975.2	$864.5	$(411.2)	$(1,266.3)	$2,215.2	$35.6	$2,250.8
Net income				168.2			168.2	5.9	174.1
Other comprehensive loss					(84.0)		(84.0)	(0.6)	(84.6)
Reclassifications related to redeemable noncontrolling interests								6.7	6.7
Distributions to noncontrolling interests								(13.9)	(13.9)
Change in redemption value of redeemable noncontrolling interests				3.0			3.0		3.0
Repurchase of common stock						(148.1)	(148.1)		(148.1)
Common stock dividends				(119.9)			(119.9)		(119.9)
Stock-based compensation	3.3	0.3	50.8				51.1		51.1
Exercise of stock options	1.0	0.1	11.9				12.0		12.0
Shares withheld for taxes	(0.8)	(0.1)	(14.7)				(14.8)		(14.8)
Excess tax benefit from stock-based compensation			4.9				4.9		4.9
Other			(3.7)	(0.6)			(4.3)	(1.1)	(5.4)
Balance at September 30, 2014	535.8	$53.3	$3,024.4	$915.2	$(495.2)	$(1,414.4)	$2,083.3	$32.6	$2,115.9

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
Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2014		December 31, 2013
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
6.25% Senior Unsecured Notes due 2014	6.29%	$0.0	$0.0	$351.3	$365.6
2.25% Senior Notes due 2017 (less unamortized discount of $0.5)	2.30%	299.5	300.8	299.4	293.0
4.00% Senior Notes due 2022 (less unamortized discount of $2.3)	4.13%	247.7	254.7	247.4	241.6
3.75% Senior Notes due 2023 (less unamortized discount of $1.3)	4.32%	498.7	496.2	498.6	467.3
4.20% Senior Notes due 2024 (less unamortized discount of $0.9)	4.24%	499.1	506.7	0.0	0.0
Other notes payable and capitalized leases		84.0	86.6	86.7	87.8
Total long-term debt		1,629.0		1,483.4
Less: current portion [2]		2.2		353.6
Long-term debt, excluding current portion		$1,626.8		$1,129.8

[1]	See Note 12 for information on the fair value measurement of our long-term debt.

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
6.25% Senior Unsecured Notes due 2014
In May 2014, we redeemed all $350.0 in aggregate principal amount of the 6.25% Notes. Total cash paid to redeem the 6.25% Notes was $371.2, which included accrued and unpaid interest of $10.3. In connection with the redemption of the 6.25% Notes, we recognized a loss on early extinguishment of debt of $10.4, which was primarily due to a redemption premium paid to noteholders. The loss on early extinguishment of debt was recorded in other expense, net within our unaudited Consolidated Statement of Operations.
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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2014.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income available to IPG common stockholders - basic and diluted	$89.7	$45.4	$168.2	$66.1

Weighted-average number of common shares outstanding - basic	419.2	419.7	421.0	419.7
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.2	6.4	6.2	5.1
Weighted-average number of common shares outstanding - diluted	426.4	426.1	427.2	424.8

Earnings per share available to IPG common stockholders - basic	$0.21	$0.11	$0.40	$0.16
Earnings per share available to IPG common stockholders - diluted	$0.21	$0.11	$0.39	$0.16

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
4.75% Notes [1]	0.0	0.0	0.0	4.4
Preferred stock [2]	0.0	17.3	0.0	17.3
Total	0.0	17.3	0.0	21.7

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [3]	0.0	0.0	0.0	0.2

[1]
We retired all of our outstanding 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in March 2013. For purposes of calculating diluted earnings per share, the potentially dilutive shares are pro-rated based on the period they were outstanding but were antidilutive.

[2]	We converted all of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock into common stock in October 2013.

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
During the first nine months of 2014, we completed six acquisitions, consisting of a global digital agency, a full service digital agency in the United States, a healthcare agency in the United Kingdom, a digital public relations agency based in Sweden, a digital and traditional creative agency in Germany and a search marketing agency based in the Netherlands. Of our six acquisitions, four were included in the Integrated Agency Networks (“IAN”) operating segment and two were included in the Constituency Management Group ("CMG") operating segment. During the first nine months of 2014, we recorded approximately $137.0 of goodwill and intangible assets related to these acquisitions.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the first nine months of 2013, we completed eight acquisitions, including a full-service digital agency in India, a public relations consultancy in India and a mobile marketing agency in Australia. Of our eight acquisitions, seven were included in the IAN operating segment and one was included in the CMG operating segment. During the first nine months of 2013, we recorded approximately $67.0 of goodwill and intangible assets related to those acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2014	2013
Cost of investment: current-year acquisitions	$87.2	$51.9
Cost of investment: prior-year acquisitions	13.3	28.5
Less: net cash acquired	(24.9)	(4.7)
Total cost of investment	75.6	75.7
Operating expense [1]	1.8	1.6
Total cash paid for acquisitions [2]	$77.4	$77.3

[1]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of the acquired companies.

[2]
Of the total cash paid, $12.7 and $27.5 for the nine months ended September 30, 2014, and 2013, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows within acquisition-related payments. These amounts relate to increases in our ownership interests in our consolidated subsidiaries, as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $62.9 and $48.2 for the nine months ended September 30, 2014, and 2013, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These amounts relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2014	2013
Balance at beginning of period	$249.1	$227.2
Change in related noncontrolling interests balance	(6.7)	(4.9)
Changes in redemption value of redeemable noncontrolling interests:
Additions	22.0	12.5
Redemptions and other	(4.5)	(2.1)
Redemption value adjustments [1]	(4.6)	(3.1)
Balance at end of period	$255.3	$229.6

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2014	December 31, 2013
Salaries, benefits and related expenses	$410.7	$467.2
Office and related expenses	50.3	56.9
Acquisition obligations	57.0	12.8
Interest	17.2	16.0
Restructuring and other reorganization-related	7.2	46.7
Other	96.4	118.8
Total accrued liabilities	$638.8	$718.4

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2014 and 2013, include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loss on early extinguishment of debt	$0.0	$(45.2)	$(10.4)	$(45.2)
Gains (losses) on sales of businesses and investments	0.1	$(0.8)	1.2	1.9
Vendor discounts and credit adjustments	0.3	0.1	2.0	0.6
Other (expense) income, net	(1.0)	(0.7)	(2.9)	2.7
Total other expense, net	$(0.6)	$(46.6)	$(10.1)	$(40.0)
Loss on Early Extinguishment of Debt – During the nine months ended September 30, 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes. See Note 2 to the unaudited Consolidated Financial Statements for further information. During the nine months ended September 30, 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Senior Unsecured Notes due 2017.
Sales of Businesses and Investments – During the nine months ended September 30, 2014, we recognized gains from the sale of a business within our IAN segment and the sale of investments in Rabbi Trusts. During the nine months ended September 30, 2013, the gains on sales of businesses and investments related to a gain recognized from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which was partially offset by a loss recognized in the third quarter of 2013 from the sale of a business in the United Kingdom within our IAN segment.
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
Other (Expense) Income, net – During the nine months ended September 30, 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During the nine months ended September 30, 2013, other expense, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

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
The following table presents our share repurchase activity under our 2013 and 2014 Share Repurchase Programs for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014	2013
Number of shares repurchased	8.3	19.9
Aggregate cost, including fees	$148.1	$280.8
Average price per share, including fees	$17.91	$14.12
As of September 30, 2014, $270.6 remains available for repurchase under the 2014 Share Repurchase Programs. The 2014 Share Repurchase Program has no expiration date. As of September 30, 2014, we have fully utilized the 2013 Share Repurchase Program.
Note 6:  Income Taxes
For the three and nine months ended September 30, 2014, our effective income tax rate of 41.3% and 42.6%, respectively, was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
Note 7:  Incentive Compensation Plans
2014 Performance Incentive Plan
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2014, our shareholders approved the 2014 Performance Incentive Plan (the “2014 PIP”), replacing the 2009 Performance Incentive Plan (the “2009 PIP”) and previous incentive plans. The number of shares of common stock initially available for grants of all equity awards under the 2014 PIP is 28.8. Pursuant to the terms of the 2014 PIP, the number of shares that may be awarded to any one participant for each type of award is limited to 2.0. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We issued the following stock-based awards under the 2009 PIP and 2014 PIP during the nine months ended September 30, 2014.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	1.2	$17.73
Performance-based awards	3.5	$16.56
Total stock-based compensation awards	4.7
During the nine months ended September 30, 2014, the Compensation Committee granted performance cash awards under the 2009 PIP and 2014 PIP with a total target value of $31.4 and $1.5, respectively, and restricted cash awards with a total target value of $4.8 and $0.8, respectively. Cash awards are expensed over the vesting period, typically three years.
Note 8:  Restructuring and Other Reorganization-Related Liabilities
In the fourth quarter of 2013, the Company implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. During the nine months ended September 30, 2014, we recorded $0.2 of net reversals related to the 2013 Plan, which was included in office and general expenses within our unaudited Consolidated Statements of Operations. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity is listed below.

	December 31, 2013	Net Restructuring (Reversals) Charges	Cash Payments	Foreign Currency Translation Adjustments	September 30, 2014
Severance and termination costs	$46.5	$(0.3)	$(39.5)	$(0.3)	$6.4
Lease termination costs	3.9	0.1	(1.2)	(0.1)	2.7
Other exit costs	0.5	0.0	(0.5)	0.0	0.0
Total	$50.9	$(0.2)	$(41.2)	$(0.4)	$9.1
Net restructuring reversals related to the 2013 Plan for the nine months ended September 30, 2014 were comprised of net reversals of approximately $0.2 at CMG.
Prior Restructuring Plans
The 2007, 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") with current quarter activity included net charges that are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions. For the nine months ended September 30, 2014, the Prior Restructuring Plans incurred net restructuring and other reorganization-related charges of $0.3. As of September 30, 2014, the remaining liability for the Prior Restructuring Plans was $1.2.
Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive (loss) income before reclassifications	(88.4)	0.4	(0.6)	(0.6)	(89.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	(0.3)	1.1	5.3	5.2
Balance as of September 30, 2014	$(333.0)	$0.5	$(11.2)	$(151.5)	$(495.2)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(86.1)	0.7	0.0	(0.9)	(86.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(1.2)	0.8	5.4	5.0
Balance as of September 30, 2013	$(216.2)	$0.3	$(11.9)	$(141.5)	$(369.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2014	2013	2014	2013
Foreign currency translation adjustments	$0.0	$0.0	$(0.9)	$0.0	Other expense, net
Gains on available-for-sale securities	0.0	0.0	0.0	(1.4)	Other expense, net
Losses on derivative instruments	0.5	0.4	1.4	1.3	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	2.6	2.7	7.6	8.2
Tax effect	(1.5)	(0.9)	(2.9)	(3.1)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.6	$2.2	$5.2	$5.0

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 10 for further information.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended September 30,	2014	2013	2014	2013	2014	2013
Service cost	$0.0	$0.0	$3.0	$2.6	$0.0	$0.1
Interest cost	1.5	1.4	6.0	5.3	0.4	0.4
Expected return on plan assets	(1.8)	(1.9)	(6.4)	(4.7)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.1	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.0	(0.1)
Unrecognized actuarial losses	1.7	2.0	0.9	0.7	0.0	0.0
Net periodic cost	$1.4	$1.5	$3.6	$4.0	$0.4	$0.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine months ended September 30,	2014	2013	2014	2013	2014	2013
Service cost	$0.0	$0.0	$7.9	$7.7	$0.0	$0.1
Interest cost	4.6	4.1	17.8	15.9	1.3	1.2
Expected return on plan assets	(5.5)	(5.8)	(18.8)	(14.3)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.1	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.2	(0.1)	(0.1)
Unrecognized actuarial losses	5.0	6.0	2.6	2.1	0.0	0.0
Net periodic cost	$4.1	$4.3	$9.7	$11.6	$1.2	$1.2

During the nine months ended September 30, 2014, we contributed $2.1 and $17.8 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2014, we expect to contribute approximately $1.0 and $7.0 of cash to our domestic and foreign pension plans, respectively.
Note 11:  Segment Information
We have two reportable segments, IAN and CMG. IAN is comprised of McCann Worldgroup, FCB (Foote, Cone & Belding), Lowe & Partners, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). The segment information is presented consistently with the basis described in our 2013 Annual Report on Form 10-K, except that segment operating income (loss) for the three and nine months ended September 30, 2014, and 2013, respectively, includes the impact of net restructuring and other reorganization-related charges (reversals). See Note 8 for further information on net restructuring and other reorganization-related liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
IAN	$1,464.6	$1,370.9	$4,276.3	$4,047.7
CMG	376.5	329.5	1,053.7	951.9
Total	$1,841.1	$1,700.4	$5,330.0	$4,999.6

Segment operating income (loss):
IAN	$165.5	$119.9	$361.0	$266.5
CMG	47.0	39.7	105.8	88.3
Corporate and other	(41.2)	(18.1)	(111.4)	(80.9)
Total	171.3	141.5	355.4	273.9

Interest expense	(20.7)	(23.7)	(63.5)	(98.0)
Interest income	7.5	5.8	20.3	18.0
Other expense, net	(0.6)	(46.6)	(10.1)	(40.0)
Income before income taxes	$157.5	$77.0	$302.1	$153.9

Depreciation and amortization of fixed assets and intangible assets:
IAN	$31.0	$32.9	$92.7	$95.4
CMG	4.9	3.9	13.7	11.6
Corporate and other	5.1	3.7	15.3	10.9
Total	$41.0	$40.5	$121.7	$117.9

Capital expenditures:
IAN	$20.9	$24.5	$52.0	$48.0
CMG	2.6	2.4	8.2	6.5
Corporate and other	12.2	17.9	34.2	37.1
Total	$35.7	$44.8	$94.4	$91.6

	September 30, 2014	December 31, 2013
Total assets:
IAN	$10,689.4	$11,425.1
CMG	1,311.5	1,203.8
Corporate and other	(222.5)	276.1
Total	$11,778.4	$12,905.0

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2014. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$470.5	$0.0	$0.0	$470.5	Cash and cash equivalents
Short-term marketable securities	6.4	0.0	0.0	6.4	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$477.4	$0.0	$0.0	$477.4

As a percentage of total assets	4.1%	0.0%	0.0%	4.1%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$28.8	$28.8

	December 31, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$761.2	$0.0	$0.0	$761.2	Cash and cash equivalents
Short-term marketable securities	5.3	0.0	0.0	5.3	Marketable securities
Long-term investments	1.6	0.0	0.0	1.6	Other non-current assets
Total	$768.1	$0.0	$0.0	$768.1

As a percentage of total assets	6.0%	0.0%	0.0%	6.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$27.0	$27.0

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value for the three and nine months ended September 30, 2014.

	Three months ended September 30,		Nine months ended September 30,
Liabilities	2014	2013	2014	2013
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$28.7	$25.7	$27.0	$25.3
Level 3 additions	0.0	0.0	2.5	1.0
Level 3 reductions	0.0	0.0	(0.6)	(0.9)
Realized losses/(gains) included in net income	0.1	0.3	(0.1)	0.6
Mandatorily redeemable noncontrolling interests - Balance at end of period	$28.8	$26.0	$28.8	$26.0
Realized losses/(gains) included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,558.4	$86.6	$1,645.0	$0.0	$1,367.5	$87.8	$1,455.3
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Guarantees
As discussed in our 2013 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $564.0 and $588.1 as of September 30, 2014, and December 31, 2013, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $324.8 and $279.6 as of September 30, 2014, and December 31, 2013, respectively.
Note 14:  Recent Accounting Standards
Going Concern
In August 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.
Share-Based Payments with Performance Targets
In June 2014, the FASB issued amended guidance which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. This amended guidance will be effective for us beginning January 1, 2016 and can be either applied prospectively or retrospectively. As such, the performance target should not be reflected in estimating the grant date fair value of the award. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and nine months ended September 30, 2014 as compared with the same periods in 2013.

	Three months ended September 30, 2014		Nine months ended September 30, 2014
% Increase	Total	Organic	Total	Organic
Revenue	8.3%	6.3%	6.6%	5.9%
Salaries and related expenses	9.3%	7.3%	6.2%	5.3%
Office and general expenses	2.0%	0.4%	3.0%	2.5%

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating margin	9.3%	8.3%	6.7%	5.5%
Expenses as % of revenue:
Salaries and related expenses	64.9%	64.3%	66.7%	66.9%
Office and general expenses	25.8%	27.4%	26.7%	27.6%

Net income available to IPG common stockholders [1]	$89.7	$45.4	$168.2	$66.1

Earnings per share available to IPG common stockholders:
Basic [1]	$0.21	$0.11	$0.40	$0.16
Diluted [1]	$0.21	$0.11	$0.39	$0.16

[1]
For the nine months ended September 30, 2014, net income available to IPG common stockholders includes a loss on early extinguishment of debt of $6.6, net of tax. As a result, for the nine months ended September 30, 2014, basic and diluted earnings per share were both impacted by $0.02 per share. For the three and nine months ended September 30, 2013, net income available to IPG common stockholders includes a loss on early extinguishment of debt of $28.3, net of tax. As a result, for the three months ended September 30, 2013, basic and diluted earnings per share were impacted by $0.07 and $0.06 per share, respectively. For the nine months ended September 30, 2013, basic and diluted earnings per share were both impacted by $0.06 per share.

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first nine months of 2014 include the Australian Dollar, Brazilian Real, British Pound Sterling and the Euro. For the first nine months of 2014, the U.S. Dollar was stronger relative to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a net negative impact on our consolidated results of operations. For the third quarter of 2014, foreign currency fluctuations resulted in increases of less than 1% in revenues and operating expenses, which had a minimal impact on our operating margin percentage. For the first nine months of 2014, foreign currency fluctuations resulted in decreases of approximately 1% in revenues and office and general expenses, and decreases of less than 1% in salaries and related expenses, which had a negative impact on our operating margin percentage.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. During the three and nine months ended September 30, 2014, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
REVENUE

		Components of Change				Change
	Three months ended September 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2014	Organic	Total
Consolidated	$1,700.4	$3.6	$29.6	$107.5	$1,841.1	6.3%	8.3%
Domestic	976.6	0.0	7.9	77.3	1,061.8	7.9%	8.7%
International	723.8	3.6	21.7	30.2	779.3	4.2%	7.7%
United Kingdom	132.4	10.9	8.3	16.1	167.7	12.2%	26.7%
Continental Europe	164.6	(0.4)	7.9	(2.2)	169.9	(1.3)%	3.2%
Asia Pacific	217.2	0.1	4.5	5.8	227.6	2.7%	4.8%
Latin America	106.7	(4.0)	1.0	8.8	112.5	8.2%	5.4%
Other	102.9	(3.0)	0.0	1.7	101.6	1.7%	(1.3)%
During the third quarter of 2014, our revenue increased by $140.7, or 8.3%, compared to the third quarter of 2013, comprised of an organic revenue increase of $107.5, or 6.3%, and the effect of net acquisitions of $29.6. Our organic revenue increase was throughout nearly all geographic regions, attributable to net client wins and net higher spending from existing clients, most notably in the health care, as well as in the retail and auto and transportation sectors, partially offset by a modest decline in the consumer goods sector. The organic increase in our domestic market was driven by growth across most disciplines, most notably at our advertising and media businesses and at our digital specialist agencies. In our international markets, the organic revenue increase was primarily in the United Kingdom, which included growth across all disciplines. In addition, there were international organic revenue increases in the Latin America region, predominantly in Brazil, and in the Asia Pacific region, predominantly in Singapore and Australia, partially offset by an organic revenue decrease in the Continental Europe region.
Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. In the events and direct marketing business, revenues can fluctuate due to the timing of completed projects, as revenue is typically recognized when the project is complete. When we act as principal for these projects, we record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

		Components of Change				Change
	Nine months ended September 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2014	Organic	Total
Consolidated	$4,999.6	$(26.2)	$64.1	$292.5	$5,330.0	5.9%	6.6%
Domestic	2,867.6	0.0	14.6	149.5	3,031.7	5.2%	5.7%
International	2,132.0	(26.2)	49.5	143.0	2,298.3	6.7%	7.8%
United Kingdom	390.2	31.0	22.6	50.5	494.3	12.9%	26.7%
Continental Europe	520.4	10.3	9.7	1.0	541.4	0.2%	4.0%
Asia Pacific	614.1	(24.9)	14.6	36.5	640.3	5.9%	4.3%
Latin America	312.8	(29.5)	2.6	33.5	319.4	10.7%	2.1%
Other	294.5	(13.1)	0.0	21.5	302.9	7.3%	2.9%
During the first nine months of 2014, our revenue increased by $330.4, or 6.6%, compared to the first nine months of 2013, comprised of an organic revenue increase of $292.5, or 5.9%, and the effect of net acquisitions of $64.1, partially offset by an adverse foreign currency rate impact of $26.2. Our organic revenue increase was throughout all our geographic regions, attributable to net client wins and net higher spending from existing clients, in most client sectors, most notably in the health care, auto and transportation and food and beverage sectors, partially offset by modest declines in the technology and telecom and consumer

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

goods sectors. The organic revenue increase in the domestic market was driven by factors similar to those noted above for the third quarter of 2014. In our international markets, the organic revenue increase was driven by growth across all disciplines, primarily at our advertising, media, public relations and events marketing businesses.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Salaries and related expenses	$1,195.2	$1,093.6	$3,554.0	$3,345.9
Office and general expenses	474.6	465.3	1,420.6	1,379.8
Total operating expenses	$1,669.8	$1,558.9	$4,974.6	$4,725.7
Operating income	$171.3	$141.5	$355.4	$273.9
Salaries and Related Expenses

		Components of Change				Change
	2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2014	Organic	Total
Three months ended September 30,	$1,093.6	$4.2	$18.0	$79.4	$1,195.2	7.3%	9.3%
Nine months ended September 30,	3,345.9	(7.3)	38.4	177.0	3,554.0	5.3%	6.2%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the third quarter of 2014 to 64.9% from 64.3% when compared to the prior-year period. Salaries and related expenses in the third quarter of 2014 increased by $101.6 compared to the third quarter of 2013, comprised of an organic increase of $79.4, the effect of net acquisitions of $18.0, and an adverse foreign currency rate impact of $4.2. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $49.5, primarily due to increases in our workforce at businesses and in regions where we had revenue growth or new business wins. Also contributing to the organic increase was higher incentive awards expense and certain agency-related bonus accruals resulting from improved financial performance, partially offset by lower severance expense.
Our staff cost ratio decreased in the first nine months of 2014 to 66.7% from 66.9% when compared to the prior-year period. Salaries and related expenses in the first nine months of 2014 increased by $208.1 compared to the first nine months of 2013, comprised of an organic increase of $177.0 and the effect of net acquisitions of $38.4, partially offset by a favorable foreign currency rate impact of $7.3. The organic increase was driven by factors similar to those noted above for the third quarter of 2014.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Salaries and related expenses	64.9%	64.3%	66.7%	66.9%
Base salaries, benefits and tax	53.8%	54.6%	55.8%	56.3%
Incentive expense	3.5%	2.2%	3.4%	3.0%
Severance expense	0.6%	1.2%	0.9%	1.4%
Temporary help	3.9%	3.8%	3.8%	3.7%
All other salaries and related expenses	3.1%	2.5%	2.8%	2.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change				Change
	2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2014	Organic	Total
Three months ended September 30,	$465.3	$1.5	$5.9	$1.9	$474.6	0.4%	2.0%
Nine months ended September 30,	1,379.8	(8.0)	14.6	34.2	1,420.6	2.5%	3.0%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2014 to 25.8% from 27.4% when compared to the prior-year period. Office and general expenses in the third quarter of 2014 increased by $9.3 compared to the third quarter of 2013, due to the effect of net acquisitions of $5.9, an organic increase of $1.9, and an adverse foreign currency rate impact of $1.5. The organic increase was mainly attributable to higher adjustments to contingent acquisition obligations, as compared to the prior year. This increase was partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the international market.
Our office and general expense ratio decreased in the first nine months of 2014 to 26.7% from 27.6% when compared to the prior-year period. Office and general expenses in the first nine months of 2014 increased by $40.8 compared to the first nine months of 2013, which includes an organic increase of $34.2. The organic increase was driven by factors similar to those noted above for the third quarter of 2014, as well as higher occupancy costs and increased spending to support new business activity.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Office and general expenses	25.8%	27.4%	26.7%	27.6%
Professional fees	1.4%	1.5%	1.6%	1.7%
Occupancy expense (excluding depreciation and amortization)	6.8%	7.3%	7.1%	7.4%
Travel & entertainment, office supplies and telecommunications	3.3%	3.5%	3.6%	3.7%
All other office and general expenses	14.3%	15.1%	14.4%	14.8%
All other office and general expenses primarily include production expenses, and to a lesser extent, depreciation and amortization, bad debt expense, adjustments to contingent acquisition obligations, foreign currency (gains) losses, net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.
EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash interest on debt obligations	$(19.1)	$(21.7)	$(59.6)	$(91.4)
Non-cash interest	(1.6)	(2.0)	(3.9)	(6.6)
Interest expense	(20.7)	(23.7)	(63.5)	(98.0)
Interest income	7.5	5.8	20.3	18.0
Net interest expense	(13.2)	(17.9)	(43.2)	(80.0)
Other expense, net	(0.6)	(46.6)	(10.1)	(40.0)
Total (expenses) and other income	$(13.8)	$(64.5)	$(53.3)	$(120.0)
Net Interest Expense
For the three and nine months ended September 30, 2014, net interest expense decreased by $4.7 and $36.8, as compared to the respective prior-year periods. Cash interest expense decreased primarily due to lower average borrowing costs and lower debt obligations in the current year. Cash interest expense decreased due to the redemption of our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the second quarter of 2014 and the redemption of our 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes") in the third quarter of 2013, partially offset by the issuance of our 4.20% Senior Notes due 2024 (the "4.20% Notes").

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2014 and 2013 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loss on early extinguishment of debt	$0.0	$(45.2)	$(10.4)	$(45.2)
Gains (losses) on sales of businesses and investments	0.1	(0.8)	1.2	1.9
Vendor discounts and credit adjustments	0.3	0.1	2.0	0.6
Other (expense) income, net	(1.0)	(0.7)	(2.9)	2.7
Total other expense, net	$(0.6)	$(46.6)	$(10.1)	$(40.0)
Loss on Early Extinguishment of Debt – During the nine months ended September 30, 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes. See Note 2 to the unaudited Consolidated Financial Statements for further information. During the nine months ended September 30, 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Notes.
Sales of Businesses and Investments – During the nine months ended September 30, 2014, we recognized gains from the sale of a business within our Integrated Agency Networks ("IAN") segment and the sale of investments in our Rabbi Trusts. During the nine months ended September 30, 2013, the gains on sales of businesses and investments related to a gain recognized from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which was partially offset by a loss recognized in the third quarter of 2013 from the sale of a business in the United Kingdom within our IAN segment.
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
Other (Expense) Income, net – During the nine months ended September 30, 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During the nine months ended September 30, 2013, other expense, net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our Constituency Management Group ("CMG") segment, upon acquiring a controlling interest.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income before income taxes	$157.5	$77.0	$302.1	$153.9
Provision for income taxes	$65.0	$28.4	$128.6	$78.0
Effective income tax rate	41.3%	36.9%	42.6%	50.7%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2014, our effective income tax rate of 41.3% and 42.6%, respectively, was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
For the three months ended September 30, 2013, our effective income tax rate of 36.9% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in the Continental Europe region. Our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2002-2006 NYS audit cycles. For the nine months ended September 30, 2013, our effective income tax rate of 50.7%, was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

allowances, primarily in the Continental Europe region. Our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2002-2006 NYS audit cycles.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2014 was $0.21 and $0.40 per share, respectively, compared to $0.11 and $0.16 per share for the three and nine months ended September 30, 2013, respectively. Diluted earnings per share was $0.21 and $0.39 per share for the three and nine months ended September 30, 2014, respectively, compared to $0.11 and $0.16 per share for the three and nine months ended September 30, 2013, respectively.
For the nine months ended September 30, 2014, basic and diluted earnings per share included a loss of $0.02 per share, as a result of an early extinguishment of debt. For the three months ended September 30, 2013, basic and diluted earnings per share included a loss of $0.07 and $0.06 per share, respectively, as a result of an early extinguishment of debt. For the nine months ended September 30, 2013, basic and diluted earnings per share included a loss of $0.06 per share as a result of an early extinguishment of debt.
Segment Results of Operations – Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2014: IAN and CMG. We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended September 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2014	Organic	Total
Consolidated	$1,370.9	$0.5	$18.4	$74.8	$1,464.6	5.5%	6.8%
Domestic	750.5	0.0	2.5	59.7	812.7	8.0%	8.3%
International	620.4	0.5	15.9	15.1	651.9	2.4%	5.1%
During the third quarter of 2014, IAN revenue increased by $93.7 compared to the third quarter of 2013, comprised of an organic revenue increase of $74.8 and the effect of net acquisitions of $18.4. The organic revenue increase was primarily attributable to net client wins and net higher spending from existing clients, most notably in the health care and auto and transportation sectors, partially offset by a modest decline in the consumer goods sector. The organic revenue increase in our domestic market was driven by growth across all our disciplines. The international organic revenue increase was driven by our advertising agencies, primarily in the United Kingdom and in the Latin America region.

		Components of Change				Change
	Nine months ended September 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2014	Organic	Total
Consolidated	$4,047.7	$(30.7)	$42.0	$217.3	$4,276.3	5.4%	5.6%
Domestic	2,229.3	0.0	6.1	125.2	2,360.6	5.6%	5.9%
International	1,818.4	(30.7)	35.9	92.1	1,915.7	5.1%	5.4%
During the first nine months of 2014, IAN revenue increased by $228.6 compared to the first nine months of 2013, comprised of an organic revenue increase of $217.3 and the effect of net acquisitions of $42.0, partially offset by an adverse foreign currency rate impact of $30.7. The organic revenue increase was primarily attributable to net client wins and net higher spending from existing clients, primarily in the health care and auto and transportation sectors, partially offset by a decline in the technology and telecom and consumer goods sectors. The organic revenue increase in the domestic market was driven by factors similar to those noted above for the third quarter of 2014. In our international markets, the organic revenue increase was driven by growth at our advertising and media businesses, and was most notable in the Latin America and Asia Pacific regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Segment operating income	$165.5	$119.9	38.0%	$361.0	$266.5	35.5%
Operating margin	11.3%	8.7%		8.4%	6.6%

Operating income increased during the third quarter of 2014 when compared to the third quarter of 2013 due to an increase in revenue of $93.7, partially offset by an increase in salaries and related expenses of $50.2. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce at businesses and in regions where we had solid revenue growth or new business wins. Also contributing to the increase were higher incentive awards expense and certain agency-related bonus accruals resulting from improved financial performance, offset by lower severance expense.
Operating income increased during the first nine months of 2014 when compared to the first nine months of 2013 due to an increase in revenue of $228.6, offset by an increase in salaries and related expenses of $119.2 and office and general expenses of $14.9. The increase in salaries and related expenses was primarily due to factors similar to those noted above for the third quarter of 2014. The increase in office and general expenses was primarily attributable to higher adjustments to contingent acquisition obligations as compared to the prior year and increased spending to support new business activity. The increase in office and general expenses was offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the domestic market.

CMG
REVENUE

		Components of Change				Change
	Three months ended September 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2014	Organic	Total
Consolidated	$329.5	$3.1	$11.2	$32.7	$376.5	9.9%	14.3%
Domestic	226.2	0.0	5.4	17.6	249.2	7.8%	10.2%
International	103.3	3.1	5.8	15.1	127.3	14.6%	23.2%
During the third quarter of 2014, CMG revenue increased by $47.0 compared to the third quarter of 2013, comprised of an organic revenue increase of $32.7 and the effect of net acquisitions of $11.2. The domestic organic revenue increase was primarily attributable to growth at our events marketing and public relations businesses. The organic revenue increase in our international markets was driven by growth across all disciplines, most notably at our public relations businesses, primarily in the Asia Pacific region and in the United Kingdom. Also contributing to the international organic revenue increase our sports marketing business, in the Latin America region.

		Components of Change				Change
	Nine months ended September 30, 2013	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2014	Organic	Total
Consolidated	$951.9	$4.5	$22.1	$75.2	$1,053.7	7.9%	10.7%
Domestic	638.4	0.0	8.5	24.3	671.2	3.8%	5.1%
International	313.5	4.5	13.6	50.9	382.5	16.2%	22.0%
During the first nine months of 2014, CMG revenue increased by $101.8 compared to the first nine months of 2013, comprised of an organic revenue increase of $75.2 and the effect of net acquisitions of $22.1. The organic revenue increase in our international markets was driven by factors similar to those noted above for the third quarter of 2014, as well as an organic revenue increase at our events marketing business in the United Kingdom. The domestic organic revenue increase was driven by growth at our public relations and sports marketing businesses, partially offset by a decline at our events marketing businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Segment operating income	$47.0	$39.7	18.4%	$105.8	$88.3	19.8%
Operating margin	12.5%	12.0%		10.0%	9.3%
Operating income increased during the third quarter of 2014 when compared to the third quarter of 2013 due to an increase in revenue of $47.0, offset by an increase in salaries and related expenses of $24.7 and office and general expenses of $15.0. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to increases in our workforce, most notably at our public relations business, to support business growth. Also contributing to the increase in salaries and related expenses was certain agency-related bonus accruals due to improved financial performance. Office and general expenses increased primarily due to higher production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that increased in size or occurred during the third quarter of 2014.
Operating income increased during the first nine months of 2014 when compared to the first nine months of 2013 due to an increase in revenue of $101.8, offset by an increase in salaries and related expenses of $57.1 and office and general expenses of $27.2. The increase in salaries and related expenses was primarily due to factors similar to those noted above for the third quarter of 2014. Office and general expenses increased primarily due to factors similar to those noted above for the third quarter of 2014, as well as higher occupancy costs.
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
Corporate and other expenses increased during the third quarter of 2014 by $23.1 to $41.2 when compared to the third quarter of 2013, primarily due to increased operating performance-based incentive accruals related to the operating units. Also contributing to the increase in corporate and other expenses was higher employee insurance costs due to increased claims and regulatory changes. During the first nine months of 2014, corporate and other expenses increased by $30.5 to $111.4 compared to the first nine months of 2013, primarily due to factors similar to those noted above for the third quarter of 2014, as well as increased base salaries and employee retirement benefits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2014	2013
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$412.1	$280.7
Net cash used in working capital [2]	(758.1)	(667.2)
Changes in other non-current assets and liabilities using cash	(35.0)	(43.9)
Net cash used in operating activities	$(381.0)	$(430.4)
Net cash used in investing activities	(141.9)	(128.1)
Net cash used in financing activities	(174.8)	(955.6)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, non-cash (gain) loss related to early extinguishment of debt, and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first nine months of 2014 was $381.0, which was an improvement of $49.4 as compared to the first nine months of 2013. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first nine months of 2014 was primarily attributable to certain of our media and advertising businesses.
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
Investing Activities
Net cash used in investing activities during the first nine months of 2014 primarily reflects payments for capital expenditures and acquisitions. Capital expenditures of $94.4 relate primarily to computer hardware and software and leasehold improvements. We made payments of $62.9 primarily related to acquisitions completed in the first nine months of 2014.
Financing Activities
Net cash used in financing activities during the first nine months of 2014 is primarily related to the redemption of long-term debt, the repurchase of our common stock, and payment of dividends. During the first nine months of 2014, we redeemed all $350.0 in aggregate principal amount of the 6.25% Notes, we repurchased 8.3 shares of our common stock for an aggregate cost of $148.1, including fees, and made dividend payments of $119.9 on our common stock. This was offset by the issuance of $500.0 in aggregate principal amount of our 4.20% Notes. Amounts related to accrued and unpaid interest, as well as the discount for these transactions, are reflected in Operating Activities.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $43.1 during the first nine months of 2014. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Canadian Dollar, Euro, Brazilian Real and Chilean Peso, as of September 30, 2014 as compared to December 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Balance Sheet Data	September 30, 2014	December 31, 2013	September 30, 2013
Cash, cash equivalents and marketable securities	$902.4	$1,642.1	$1,004.5

Short-term borrowings	$128.3	$179.1	$186.3
Current portion of long-term debt	2.2	353.6	2.2
Long-term debt	1,626.8	1,129.8	1,481.0
Total debt	$1,757.3	$1,662.5	$1,669.5

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
Notable funding requirements include:

•
Debt service – The majority of our debt is classified as long-term, with maturities scheduled through 2031. During the first nine months of 2014, we issued $500.0 in aggregate principal amount of the 4.20% Notes at a discount and redeemed all $350.0 in aggregate principal amount of the 6.25% Notes. The majority of the net proceeds of the 4.20% Notes were used toward the redemption of the 6.25% Notes.

•
Acquisitions – We paid cash of $62.3, which was net of cash acquired of $24.9, for acquisitions completed in the first nine months of 2014. We also paid cash of $15.1 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay less than $1.0 in the fourth quarter of 2014 and approximately $30.0 in 2015 related to prior-year acquisitions. We may also be required to pay approximately $80.0 over the next twelve months related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first nine months of 2014, we paid three quarterly cash dividends of $0.095 per share on our common stock, which corresponded to an aggregate dividend payment of $119.9. Assuming we continue to pay a quarterly dividend of $0.095 per share and there is no significant change in the number of outstanding shares as of September 30, 2014, we would expect to pay approximately $160.0 over the next twelve months.

•
Restructuring – In the first nine months of 2014, we paid cash of approximately $42.0 in connection with restructuring actions. We expect to pay approximately $3.0 for the remainder of 2014, with cash payments expected to be made through 2021.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

the plans’ funded status. During the nine months ended September 30, 2014, we contributed $2.1 and $17.8 of cash to our domestic and foreign pension plans, respectively. We expect to contribute approximately $1.0 and $7.0 of cash to our domestic and foreign pension plans, respectively, for the remainder of 2014.

Share Repurchase Program
In February 2014, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. As of September 30, 2014, $270.6 remained available for repurchase under the 2014 Share Repurchase Program. The 2014 Share Repurchase Program has no expiration date. As of September 30, 2014, we have fully utilized the 2013 Share Repurchase Program. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.

	September 30, 2014
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$902.4
Committed credit agreement	$1,000.0	$0.0	$16.0	$984.0
Uncommitted credit arrangements	$740.2	$128.3	$3.9	$608.0

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2014. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of September 30, 2014.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2014	EBITDA Reconciliation	September 30, 2014
Interest coverage ratio (not less than)	5.00x	Operating income	$679.8
Actual interest coverage ratio	14.77x	Add:
		Depreciation and amortization	209.6
Leverage ratio (not greater than)	3.25x	Other non-cash amounts	1.2
Actual leverage ratio	1.97x	EBITDA [1]	$890.6

[1]	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. As of September 30, 2014, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

would have to provide funding directly to some of our international operations. As of September 30, 2014, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 4%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2014, the amount netted was $1,677.6.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of October 15, 2014, are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first nine months of 2014. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2014, and December 31, 2013, approximately 90% and 86%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of September 30, 2014. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the third quarter of 2014, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2014 to September 30, 2014:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	1,075,545	$19.32	1,075,545	$300,556,536
Aug 1 - 31	364	$19.54	—	$300,556,536
Sep 1 - 30	1,645,406	$18.36	1,633,666	$270,556,536
Total	2,721,315	$18.74	2,709,211

[1]
Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased no Withheld Shares in July 2014, 364 Withheld Shares in August 2014 and 11,740 Withheld Shares in September 2014, for a total of 12,104 Withheld Shares during the three month period.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 23, 2014

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 23, 2014

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(iii)(A)(1)
The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Quarterly Report on Form 10-Q of The Interpublic Group of Companies, Inc. (the “Company”), filed with the Securities and Exchange Commission (“SEC”) on July 24, 2014.

10(iii)(A)(2)
The Interpublic Senior Executive Retirement Income Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(2) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 24, 2014.

10(iii)(A)(3)
The Interpublic Executive Severence Plan, amended and restated, effective August 1, 2014, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 24, 2014.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2014.