Form 10-K
period 2014-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2015-02-23
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐    No ☒
As of June 30, 2014, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was approximately $8.2 billion. The number of shares of the registrant’s common stock outstanding as of February 13, 2015 was 412,339,107.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of The Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

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

About Us
We are one of the world’s premier global advertising and marketing services companies. Through our 47,400 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With offices in over 100 countries, we can operate in a single region or deliver global integrated programs.
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

Our Brands
Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global networks, McCann Worldgroup ("McCann"), Foote, Cone & Belding ("FCB") and Lowe and Partners ("Lowe"), which provide integrated, large-scale advertising and marketing solutions for clients. Our global media services companies include UM and Initiative, which operate under the IPG Mediabrands umbrella. We also have a range of best-in-class global specialized communications assets as well as premier domestic integrated and digital agencies that are industry leaders.

•
McCann Worldgroup is a leading global marketing solutions network, comprised of agencies that emphasize creativity, innovation and performance. McCann Erickson is one of the world's largest advertising agency networks; MRM//McCann conducts digital marketing and relationship management; Momentum oversees event marketing and promotion; McCann Health directs professional and consumer healthcare communications; and Craft Worldwide is the network's global adaptation and production arm. UM (media), Weber Shandwick (public relations), and FutureBrand (brand consulting) align with McCann Worldgroup to deliver fully-integrated solutions.

•
FCB is a global, fully integrated marketing communications company focused on changing consumer behavior for the benefit of their clients, colleagues and communities. With more than 8,000 people from 120 offices in 80 countries, the network brings a strong understanding of local markets and cultures while continuing a heritage of creativity and success dating from 1873. The company has its roots in both creative, brand-building consumer advertising and behavioral, data-driven direct marketing.

•
Lowe and Partners is a global network of distinctive and diverse agencies, rich in local culture, yet able to deliver at scale. The network delivers brand strategy, communications planning and through-the-line advertising; Lowe Profero is the network’s digital marketing arm; and Lowe Open is its strategic activation and shopper marketing unit. Lowe and Partners is consistently ranked among the most awarded agency networks in the world, based on both creativity and effectiveness.

•
IPG Mediabrands makes investment decisions for tens of billions of dollars of client marketing budgets. Our global media agencies UM and Initiative deliver business results by advising clients on how to navigate an increasingly complex and digital marketing landscape through integrated, intelligence-driven marketing strategies. Specialist brands within IPG Mediabrands focus on areas such as media innovation, media forecasting, the targeting and aggregation of audiences in the digital space, hyper-local marketing, media barter and a range of other capabilities. IPG Mediabrands is committed to driving automated buying, pay-for-performance and digital innovation.

•
We also have exceptional global marketing specialists across a range of disciplines.  Our industry-leading public relations agencies such as Weber Shandwick and Golin have expertise in every significant area of communication management.  Jack Morton is a global brand experience agency, and FutureBrand is a leading brand consultancy.  Octagon is a global sports, entertainment and lifestyle marketing agency.  Our digital specialist agencies, led by R/GA, Huge and MRM//McCann, are among the industry's most award-winning digital agencies. Our premier healthcare communications specialists reside within our global creative networks.

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

We list approximately 90 of our companies on our website under the "Our Agencies" section, with descriptions, case studies, social media channels and office locations for each. To learn more about our broad range of capabilities, visit our website at www.interpublic.com. Information on our website is not part of this report.

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
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:

•
Investment in senior talent: We successfully completed management succession at our two largest global advertising networks, a number of our US integrated agencies, key media operations and leading marketing services firms. We continue to acquire and develop top strategic, creative and digital talent.

•
Growing digital capabilities: Our investments in talent and technology – organically growing digital capabilities such as search, social, UX, content creation, eCRM and mobile across the portfolio – promise to drive further growth in this dynamic sector of our business. We continue to internationalize our powerful digital specialist agencies.

•
Innovative media offering: We launched IPG Mediabrands to reinvent how we plan, buy and measure media investment for clients. Since then, our company has consistently been a leader in delivering fully competitive, efficient and effective traditional media buying to major clients, as well as automated digital ad buying, data and analytics.

•
Investment in emerging markets: We strengthened our position in emerging markets by driving organic growth as well as completing strategic acquisitions in Asia and Latin America, a region in which we have led the industry in organic growth.

•
Integrated marketing solutions: A differentiating aspect of our business is our utilization of “open architecture” solutions that integrate the best talent from throughout the organization to fulfill the needs of our leading clients.

Together, these steps have built a culture of strategic creativity and high performance across IPG, resulting in industry-leading new business performance, as well as increased honors and awards for our company. Since its launch in 2007, IPG Mediabrands has delivered strong growth and for 2014 was named Mediapost's "Media Holding Company of the Year" for the second consecutive year. Our best-in-class public relations offering led The Holmes Report to name Weber Shandwick its “Global Agency of the Year” in 2014 and Interpublic Group its “Holding Company of the Year” in 2013, the first and only time the award was given for this category. In 2013, McCann produced the most-awarded digital work of the year and was named the most-awarded agency in the world by The Gunn Report. In early 2015, Advertising Age named three IPG agencies to its prestigious A-List, Deutsch, Weber Shandwick, and R/GA, which was also awarded "Agency of the Year." Advertising Age also honored the CEO of McCann Worldgroup with its "Executive of the Year" recognition. This level of industry recognition in all marketing disciplines is unprecedented in our company’s history.
Digital Growth
Demand for our digital marketing services continues to evolve rapidly. In order to meet this need and provide high-value resources to clients, we have focused on embedding digital talent and technology throughout the organization. This reflects our belief that digital marketing should be integrated within all of our companies. This structure mirrors the way in which consumers incorporate digital media into their other media habits and, ultimately, their day-to-day lives. We continue to invest in recruiting and developing digital expertise at all our agencies and in all marketing disciplines.
To meet the changing needs of the marketplace, we have consistently acquired and invested in specialty digital assets, such as Genuine (digital events), Halesway (digital healthcare), Lowe Profero (global digital network), Optaros (digital commerce), Placed (mobile attribution), Promoqube (social media), Traffic4U (search engine marketing) and Vowel (digital content development). We continue to invest in existing assets such as Cadreon (audience management platform), The IPG Media Lab, Huge, MRM//McCann, as well as R/GA. These companies have unique capabilities and service their own client rosters while also serving as key digital partners to many of the agencies within IPG.
Fast-Growth Regions
We continue to invest and expand our presence in high-growth geographic regions. In recent years, we have made significant investments in Brazil and India, further strengthening our leadership position in these high-growth, developing markets. Transactions in Brazil include the acquisitions of E/OU, a digital agency, as well as Preview Propaganda. Recent acquisitions in India include Interactive Avenues, a digital media agency, End to End, a database marketing agency, and Corporate Voice, a communications agency. Our operations in India are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with 65 offices across 14 countries. Our partner in Russia is a leader in that country. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands. Additional areas of investment include other key strategic markets in Asia Pacific, Latin America, Eastern Europe and Africa.
Acquisition Strategy
A disciplined acquisition strategy, focused on high-growth capabilities and regions of the world, is one component of growing our services in today's rapidly-changing marketing services and media landscape. When an outstanding resource or a strong tactical fit becomes available, we have been opportunistic in making tuck-in, niche acquisitions that enhance our service offerings. We will continue to focus on digital and marketing services agencies throughout the world and on key international growth markets.
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies.

Financial Objectives
Our financial goals include competitive organic revenue growth and operating margin expansion, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business.
We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.

Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). IAN is comprised of McCann, FCB, Lowe, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. See Note 13 to the Consolidated Financial Statements for further information.

Principal Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2014	2013	2012
Domestic	55.5%	55.8%	54.7%
United Kingdom	9.1%	8.0%	8.2%
Continental Europe	10.7%	11.2%	11.8%
Asia Pacific	12.2%	12.2%	12.0%
Latin America	6.2%	6.5%	6.5%
Other	6.3%	6.3%	6.8%
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
Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work that is typically completed during the fourth quarter. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter because the majority of our contracts end at December 31.

	Consolidated Revenues for the Three Months Ended
	2014		2013		2012
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$1,637.5	21.7%	$1,543.0	21.7%	$1,506.8	21.7%
June 30	1,851.4	24.6%	1,756.2	24.7%	1,715.7	24.7%
September 30	1,841.1	24.4%	1,700.4	23.9%	1,670.4	24.0%
December 31	2,207.1	29.3%	2,122.7	29.7%	2,063.3	29.6%
	$7,537.1		$7,122.3		$6,956.2
See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 20% and 21% of revenue in 2014 and 2013, respectively. Our largest client accounted for approximately 5% of revenue for 2014 and 2013. Based on revenue for the year ended December 31, 2014, our five largest clients (in alphabetical order) were General Motors, Johnson & Johnson, L'Oréal, Samsung and Unilever. We represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships.

Personnel
As of December 31, 2014, we employed approximately 47,400 people, of whom approximately 19,200 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available, free of charge, on our website at www.interpublic.com under the "Investor Relations" section, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission at www.sec.gov. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Our Corporate Governance Guidelines, Interpublic Group Code of Conduct and the charters for each of the Audit Committee, Compensation and Leadership Talent Committee and the Corporate Governance Committee are available, free of charge, on our website at www.interpublic.com in the "Corporate Governance" subsection of the "About" section, or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, New York 10036, Attention: Secretary. Information on our website is not part of this report.

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
The advertising and marketing communications business is highly competitive. Our agencies and media services compete with other agencies and other providers of creative, marketing or media services, to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants.
The client’s perception of the quality of our agencies’ creative work and its relationships with key personnel at the Company or our agencies are important factors that affect our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services may also be an important competitive consideration. On the other hand, because an agency’s principal asset is its people, freedom of entry into the business is almost unlimited and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.

Many companies put their advertising and marketing communications business up for competitive review from time to time, and clients may choose to terminate their contracts on a relatively short time frame. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately 20% of revenue in 2014. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.

•	Our results of operations are highly susceptible to unfavorable economic conditions.
Economic conditions continue to vary across geographic regions, and areas of uncertainty about the prospects for continued improvements in the global economy or economic conditions in certain regions, and a degree of caution on the part of some marketers, continue to have an effect on the demand for advertising and marketing communication services. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

•	We may lose or fail to attract and retain key employees and management personnel.
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and other factors which may be beyond our control. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility. If we were to fail to attract key personnel or lose them to competitors or clients, our business and results of operations could be adversely affected.

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
In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients.  The amounts involved substantially exceed our revenues and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities.  To the extent possible, we pay production and media charges only after we have received funds from our clients, although, if clients are unable to pay for commitments that we have entered into on their behalf, there could be an adverse effect on our working capital, which would negatively impact our operating cash flow.
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
We are a global business. Operations outside the United States represent a significant portion of our revenues, approximately 44% in 2014. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions and difficult political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, which can be complex and stringent, in all jurisdictions where we operate. In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
In addition, because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Argentine Peso, Australian Dollar, Brazilian Real, British Pound Sterling, Canadian Dollar, Chilean Peso, Euro, Indian Rupee, Japanese Yen and South African Rand, fluctuations in exchange rates between the U.S. Dollar and such currencies may materially affect our financial results. Concerns persist in Europe in particular over the debt burdens of certain countries that use the Euro as their currency and the overall stability of the Euro. Possible consequences, such as the re-introduction of individual currencies in countries currently employing the Euro, the dissolution of the Euro as a common currency or market perceptions and uncertainties about the possibility and impact of such events, could adversely affect the value of our Euro-denominated assets and results of operations.

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

•	We are subject to industry regulations and other legal or reputational risks that could restrict our activities or negatively impact our performance or financial condition.
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

•	We rely extensively on information technology systems and could face cybersecurity risks.
We rely extensively and increasingly on information technologies and infrastructure to manage our business, including digital storage of marketing strategies and client information, developing new business opportunities and processing business transactions. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase the potential vulnerability of our systems to breakdown, malicious intrusion or random attack. Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data could be exposed to third parties or to the general public. Any such breakdowns or breaches in our systems or data-protection policies could adversely affect our reputation or business.

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
As of December 31, 2014, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.7 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, and our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Downgrades of our credit ratings could adversely affect us.
Because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, we could be adversely affected if our credit ratings are downgraded or if they are significantly weaker than those of our competitors. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth[1]	69	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	51	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	48	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	43	Senior Vice President, Audit and Chief Risk Officer
Philippe Krakowsky	52	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	54	Executive Vice President and Chief Financial Officer

1	Also a Director
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
Price Range of Common Stock
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 13, 2015, there were approximately 12,900 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low
2014:
Fourth Quarter	$20.83	$16.51
Third Quarter	$20.54	$18.14
Second Quarter	$19.69	$16.28
First Quarter	$17.75	$16.05
2013:
Fourth Quarter	$17.70	$15.40
Third Quarter	$17.51	$14.69
Second Quarter	$14.94	$12.91
First Quarter	$13.38	$11.61

During 2014, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 12, 2014	$0.095	$39.1	December 1, 2014	December 15, 2014
August 12, 2014	$0.095	$39.8	September 2, 2014	September 16, 2014
May 22, 2014	$0.095	$39.9	June 3, 2014	June 17, 2014
February 14, 2014	$0.095	$40.2	March 3, 2014	March 17, 2014

During 2013, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 15, 2013	$0.075	$31.9	December 2, 2013	December 16, 2013
August 14, 2013	$0.075	$31.4	September 3, 2013	September 17, 2013
May 23, 2013	$0.075	$31.7	June 7, 2013	June 21, 2013
February 22, 2013	$0.075	$31.0	March 11, 2013	March 25, 2013
On February 13, 2015, we announced that our Board of Directors (the “Board”) had declared a common stock cash dividend of $0.12 per share, payable on March 16, 2015 to holders of record as of the close of business on March 2, 2015. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchase of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2014 to December 31, 2014.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	5,854,930	$18.93	5,849,517	$159,819,370
November 1 - 30	4,266	$20.29	—	$159,819,370
December 1 - 31	826,744	$19.67	826,639	$143,559,758
Total	6,685,940	$19.02	6,676,156

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the "Withheld Shares"). We repurchased 5,413 Withheld Shares in October 2014, 4,266 Withheld Shares in November 2014 and 105 Withheld Shares in December 2014.

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

3
In February 2014, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2014 share repurchase program"). On February 13, 2015, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the 2014 share repurchase program. There is no expiration date associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

Years ended December 31,	2014	2013	2012	2011	2010
Statement of Operations Data
Revenue	$7,537.1	$7,122.3	$6,956.2	$7,014.6	$6,507.3
Salaries and related expenses	4,820.4	4,545.5	4,391.9	4,402.1	4,117.0
Office and general expenses	1,928.1	1,917.9	1,887.2	1,924.3	1,837.7
Restructuring and other reorganization-related charges (reversals), net	0.2	60.6	(1.2)	1.0	3.9
Operating income	788.4	598.3	678.3	687.2	548.7
Provision for income taxes [1]	216.5	181.2	213.3	190.2	171.3
Net income [2]	505.4	288.9	464.6	551.5	281.2
Net income available to IPG common stockholders [2]	477.1	259.2	435.1	520.7	271.2

Earnings per share available to IPG common stockholders:
Basic [3]	$1.14	$0.62	$1.01	$1.12	$0.57
Diluted [3]	$1.12	$0.61	$0.94	$0.99	$0.47

Weighted-average number of common shares outstanding:
Basic	419.2	421.1	432.5	465.5	473.6
Diluted	425.4	429.6	481.4	540.6	542.1

Dividends declared per common share	$0.38	$0.30	$0.24	$0.24	$0.00

Other Financial Data
Net cash provided by operating activities	$669.5	$592.9	$357.2	$273.5	$817.3
Ratios of earnings to fixed charges	3.8	2.6	3.2	3.4	2.4

As of December 31,	2014	2013	2012	2011	2010
Balance Sheet Data
Cash and cash equivalents and marketable securities	$1,667.2	$1,642.1	$2,590.8	$2,315.6	$2,689.4
Total assets	12,747.2	12,905.0	13,493.9	12,908.7	13,070.8
Total debt	1,732.8	1,662.5	2,449.6	1,769.2	1,737.0
Total liabilities	10,338.6	10,405.1	10,810.1	10,168.0	10,212.7
Preferred stock – Series B	0.0	0.0	221.5	221.5	221.5
Total stockholders’ equity	2,151.2	2,250.8	2,456.6	2,497.3	2,566.9

1	The year ended December 31, 2014 included the net reversal of valuation allowances on deferred tax assets in Continental Europe of $67.6.

2
The years ended December 31, 2014 and 2013 included losses of $6.6 and $28.3, net of tax, related to our early extinguishment of debt, respectively. The year ended December 31, 2013 included a loss of $50.9, net of tax, from the effects of restructuring and related costs. The years ended December 31, 2012 and 2011 included a gain of $57.2 and $126.2, net of tax, respectively, related to the sales of our holdings in Facebook.

3
Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal of valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 included a negative impact of $0.01 and $0.02 per share, respectively, from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. Basic earnings per share for the years ended December 31, 2012 and 2011 included a positive impact of $0.14 and $0.27 per share, respectively, and diluted earnings per share included a positive impact of $0.12 and $0.23 per share, respectively, from the gains recorded for the sale of our holdings in Facebook, net of tax.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2014 compared to 2013 and 2013 compared to 2012.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 15 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2014 or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY
During 2014, our organic revenue increase was driven by growth throughout nearly all our regions, which was a result of net new business wins during the year and growth with existing clients. The growth in our domestic market was across all major disciplines and nearly all agencies. Our international organic increase was across all our marketing disciplines, with notable contributions from the Asia Pacific, United Kingdom and Latin America regions. The challenging economic climate in the Continental Europe region continued to impact our international growth. We continued to have strong growth in demand for our digital, media and marketing services across most of our regional markets. We carefully managed our increase in operating expenses, which reflected investments made in our agencies to support our new business portfolio and growing disciplines as well as to service our existing clients.
Overall demand for our services by clients remains solid, though with challenging economic conditions in some parts of the world, marketers continue to show a measure of caution. We continue to derive substantial benefit from our diversified client base, our global footprint and the broad range and strength of our professional offerings. We continued to enhance our businesses during 2014 by making investments in creative and strategic talent that emphasize our growth priorities: fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. We believe our continued investment in tools, technology and process improvements will create efficiencies in the delivery of our services.
We continued to enhance value to our shareholders through common stock dividends, share repurchases and improvements in our balance sheet. Basic earnings per share available to IPG common stockholders for the years ended December 31, 2014, 2013 and 2012 were $1.14, $0.62 and $1.01 per share, respectively. Diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 were $1.12, $0.61 and $0.94 per share, respectively. Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal of valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the years ended December 31, 2014 and 2013 included a negative impact of $0.01 and $0.02 per share, respectively, from the loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Basic and diluted earnings per share for the year ended December 31, 2012 included a positive impact of $0.14 and $0.12 per share, respectively, from the gain recorded on the sale of our remaining holdings in Facebook, net of tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present a summary of financial performance for the year ended December 31, 2014, as compared with the same periods in 2013 and 2012.

	Years ended December 31,
	2014		2013
% Increase	Total	Organic	Total	Organic
Revenue	5.8%	5.5%	2.4%	2.8%
Salaries and related expenses	6.0%	5.6%	3.5%	3.8%
Office and general expenses	0.5%	0.5%	1.6%	2.5%

		Years ended December 31,
		2014	2013	2012
Operating margin		10.5%	8.4%	9.8%
Expenses as % of revenue:
Salaries and related expenses		64.0%	63.8%	63.1%
Office and general expenses		25.6%	26.9%	27.1%
Restructuring and other reorganization-related charges (reversals), net		0.0%	0.9%	0.0%

Net income available to IPG common stockholders		$477.1	$259.2	$435.1

Earnings per share available to IPG common stockholders:
Basic		$1.14	$0.62	$1.01
Diluted		$1.12	$0.61	$0.94

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during 2014 included the Argentine Peso, Australian Dollar, Brazilian Real and British Pound Sterling. During 2014, the U.S. Dollar was stronger relative to several foreign currencies in regions where we conduct our business as compared to the prior-year period, which had a negative impact on our 2014 consolidated results of operations. For 2014 and 2013, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and operating expenses, which had a negative impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For 2014 and 2013, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the prior-year period. See Note 4 to the Consolidated Financial Statements for additional information on our acquisitions.

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

	Year ended December 31, 2013	Components of Change			Year ended December 31, 2014	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,122.3	$(75.5)	$95.3	$395.0	$7,537.1	5.5%	5.8%
Domestic	3,972.6	0.0	24.8	186.6	4,184.0	4.7%	5.3%
International	3,149.7	(75.5)	70.5	208.4	3,353.1	6.6%	6.5%
United Kingdom	568.3	30.9	29.0	60.1	688.3	10.6%	21.1%
Continental Europe	800.6	(5.2)	19.7	(10.4)	804.7	(1.3)%	0.5%
Asia Pacific	868.9	(35.6)	20.1	69.1	922.5	8.0%	6.2%
Latin America	464.5	(46.0)	1.7	50.2	470.4	10.8%	1.3%
Other	447.4	(19.6)	0.0	39.4	467.2	8.8%	4.4%
During 2014, our revenue increased by $414.8, or 5.8%, compared to 2013, comprised of an organic revenue increase of $395.0, or 5.5%, and the effect of net acquisitions of $95.3, partially offset by an adverse foreign currency rate impact of $75.5. Our organic revenue increase was throughout nearly all geographic regions, attributable to net client wins and net higher spending from existing clients, most notably in the health care and auto and transportation sectors, partially offset by modest declines in the technology and telecom and consumer goods sectors. The organic increase in our domestic market was driven by growth across most disciplines, most notably at our advertising and media businesses and at our digital specialist agencies, partially offset by a decline at our events marketing business. In our international market, the organic revenue increase was primarily in the Asia Pacific region, led by Australia, China and Singapore, in the United Kingdom, in the Latin America region, led by Brazil and Argentina, and in the Other regions, primarily in the Middle East, partially offset by an organic decrease in the Continental Europe region due to a continued challenging economic climate. The international organic revenue increase was driven by growth across all disciplines.

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
During 2013, our revenue increased by $166.1, or 2.4%, compared to 2012, comprised of an organic revenue increase of $196.2, or 2.8%, and the effect of net acquisitions of $50.3, partially offset by an adverse foreign currency rate impact of $80.4. We had growth in the domestic market, with our organic revenue increase primarily attributable to net client wins, most notably in the auto and transportation sector, and net higher spending from existing clients, primarily in the healthcare sector, partially offset by decreases in the technology and telecom sector. In addition, our organic revenue increase in the domestic market was mainly driven by our events marketing and public relations businesses. In our international market, the organic revenue increase was primarily in the Asia Pacific region, led by Australia and China, and in the Latin America region, primarily in Brazil. Also

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

contributing to our international organic revenue increase was net higher spending from existing clients throughout nearly all client sectors, most notably in the technology and telecom and healthcare sectors. The international organic revenue increase was partially offset by a decline in the Continental Europe region, across most countries in the market, due to a continued challenging economic climate.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2014		2013		2012
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$4,820.4	64.0%	$4,545.5	63.8%	$4,391.9	63.1%
Office and general expenses	1,928.1	25.6%	1,917.9	26.9%	1,887.2	27.1%
Restructuring and other reorganization-related charges (reversals), net	0.2	0.0%	60.6	0.9%	(1.2)	0.0%
Total operating expenses	$6,748.7		$6,524.0		$6,277.9
Operating income	$788.4	10.5%	$598.3	8.4%	$678.3	9.8%

Salaries and Related Expenses
Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive awards, costs for temporary workers, severance and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels, however, salaries may fluctuate due to the timing of the hiring of personnel to support revenue growth and changes in the performance levels and types of employee incentive awards. Additionally, we may take severance actions in areas where we have or anticipate decreases in operating performance or to enhance our teams or leadership. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year in which they are earned, and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price, actual results and changes to our projected results, which could impact the achievement of certain performance targets.

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2013 - 2014	$4,545.5	$(38.3)	$59.3	$253.9	$4,820.4	5.6%	6.0%
2012 - 2013	4,391.9	(40.3)	28.2	165.7	4,545.5	3.8%	3.5%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in 2014 to 64.0% from 63.8% in 2013. Salaries and related expenses in 2014 increased by $274.9 compared to 2013, comprised of an organic increase of $253.9 and the effect of net acquisitions of $59.3, partially offset by a favorable foreign currency rate impact of $38.3. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $202.1, primarily due to increases in our workforce at businesses where we had revenue growth or new business wins, primarily in the domestic market and in the United Kingdom and Asia Pacific region. Also contributing to the organic increase was higher incentive awards expense and certain agency-related bonus accruals resulting from improved financial performance, partially offset by lower severance expense.
Our staff cost ratio increased in 2013 to 63.8% from 63.1% in 2012. Salaries and related expenses in 2013 increased by $153.6 compared to 2012, comprised of an organic increase of $165.7 and the effect of net acquisitions of $28.2, partially offset by a favorable foreign currency rate impact of $40.3. The organic increase was primarily due to an increase in base salaries, benefits and temporary help of $150.1, primarily due to increases in our workforce in international markets, predominantly in the Asia Pacific and Latin America regions, as well as in our domestic market at businesses where we had revenue growth or new business wins, and to a lesser extent, modest wage increases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table details our staff cost ratio.

	Years ended December 31,
	2014	2013	2012
Salaries and related expenses	64.0%	63.8%	63.1%
Base salaries, benefits and tax	52.6%	52.9%	52.2%
Incentive expense	3.5%	3.0%	3.0%
Severance expense	0.9%	1.1%	1.3%
Temporary help	3.8%	3.6%	3.6%
All other salaries and related expenses	3.2%	3.2%	3.0%

Office and General Expenses
Office and general expenses primarily include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and depreciation and amortization costs. Office and general expenses also include costs directly attributable to client engagements, including production costs, out-of-pocket costs such as travel for client service staff and other direct costs that are rebilled to our clients. Production expenses can vary significantly between periods depending upon the timing of completion of certain projects where we act as principal, which could impact trends between various periods in the future.

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2013 - 2014	$1,917.9	$(19.7)	$20.1	$9.8	$1,928.1	0.5%	0.5%
2012 - 2013	1,887.2	(27.3)	10.2	47.8	1,917.9	2.5%	1.6%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in 2014 to 25.6% from 26.9% in 2013. Office and general expenses in 2014 increased by $10.2 compared to 2013, due to the effect of net acquisitions of $20.1 and an organic increase of $9.8, partially offset by a favorable foreign currency rate impact of $19.7. The organic increase was primarily attributable to increases in adjustments to contingent acquisition obligations as compared to the prior year and increased spending to support new business activity, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the domestic market.
Our office and general expense ratio decreased in 2013 to 26.9% from 27.1% in 2012. Office and general expenses in 2013 increased by $30.7 compared to 2012, due to an organic increase of $47.8 and the effect of net acquisitions of $10.2, partially offset by a favorable foreign currency rate impact of $27.3. The organic increase was primarily attributable to an increase in occupancy costs and higher production expenses in our domestic market related to pass-through costs, which are also reflected in revenue, partially offset by certain adjustments to contingent acquisition obligations.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency gains (losses), long-lived asset impairments and other expenses.

	Years ended December 31,
	2014	2013	2012
Office and general expenses	25.6%	26.9%	27.1%
Professional fees	1.5%	1.7%	1.7%
Occupancy expense (excluding depreciation and amortization)	6.7%	7.1%	7.0%
Travel & entertainment, office supplies and telecommunications	3.4%	3.6%	3.6%
All other office and general expenses	14.0%	14.5%	14.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Restructuring and Other Reorganization-Related Charges (Reversals), net
The components of restructuring and other reorganization-related charges (reversals), net are listed below.

	Years ended December 31,
	2014	2013	2012
Severance and termination costs	$0.1	$55.9	$0.0
Lease termination costs	0.1	4.2	(1.1)
Other exit costs	0.0	0.5	(0.1)
Total restructuring and other reorganization-related charges (reversals), net	$0.2	$60.6	$(1.2)
2013 Restructuring Plan
In the fourth quarter of 2013, we implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. In connection with this initiative, we identified and initiated restructuring actions resulting in pre-tax charges in 2013 of $61.2 related to the 2013 Plan, comprised of severance and termination costs of $55.9, lease termination costs of $4.8 and other exit costs of $0.5. In 2014, we recorded an additional $0.1 of net restructuring charges related to the 2013 Plan. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity is listed below.

	December 31, 2013	Net Restructuring Charges	Cash Payments	Foreign Currency Translation Adjustment	December 31, 2014
Severance and termination costs	$46.5	$0.1	$(41.8)	$(0.4)	$4.4
Lease termination costs	3.9	0.0	(1.2)	(0.1)	2.6
Other exit costs	0.5	0.0	(0.5)	0.0	0.0
Total	$50.9	$0.1	$(43.5)	$(0.5)	$7.0
Net restructuring charges related to the 2013 Plan for the year ended December 31, 2014, were comprised of net charges of approximately $0.3 at IAN ("Integrated Agency Network") and net reversals of approximately $0.2 at CMG ("Constituency Management Group").
Prior Restructuring Plans
The 2007, 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") with current year activity included net charges (reversals) that are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions. For the years ended December 31, 2014, 2013 and 2012, the Prior Restructuring Plans incurred net restructuring and other reorganization-related charges of $0.1 and net reversals of $0.6 and $1.2, respectively. As of December 31, 2014, the remaining liability for the Prior Restructuring Plans was $1.1.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2014	2013	2012
Cash interest on debt obligations	$(78.9)	$(110.7)	$(130.6)
Non-cash interest	(6.0)	(12.0)	(2.9)
Interest expense	(84.9)	(122.7)	(133.5)
Interest income	27.4	24.7	29.5
Net interest expense	(57.5)	(98.0)	(104.0)
Other (expense) income, net	(10.2)	(32.3)	100.5
Total (expenses) and other income	$(67.7)	$(130.3)	$(3.5)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Net Interest Expense
For 2014, net interest expense decreased by $40.5 as compared to 2013, primarily due to lower borrowing costs in the current year. Cash interest expense decreased primarily due to the redemption of our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the second quarter of 2014 and redemption of our 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes") in the third quarter of 2013, partially offset by the issuance of our 4.20% Senior Notes due 2024 (the "4.20% Notes") in the second quarter of 2014. Non-cash interest expense decreased as compared to 2013 primarily due to the write-off of unamortized debt issuance costs during 2013 as part of the amendment of our credit agreement as well as the redemption of the 6.25% Notes and 10.00% Notes.
For 2013, net interest expense decreased by $6.0 as compared to 2012, primarily due to a decrease in debt obligations in 2013. Cash interest expense decreased primarily due to the retirement of our 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in the first quarter of 2013 and redemption of our 10.00% Notes in the third quarter of 2013, which were refinanced with debt issued at lower rates in 2012. Non-cash interest expense increased primarily as a result of the retirement of our 4.75% Notes and our 4.25% Convertible Senior Notes due 2023 (the "4.25% Notes") in the first quarter of 2013 and first quarter of 2012, respectively. At retirement, the premiums associated with these Notes, which had reduced interest expense in prior periods, were fully amortized.

Other (Expense) Income, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2014	2013	2012
Loss on early extinguishment of debt	$(10.4)	$(45.2)	$0.0
Gains on sales of businesses and investments, net	0.8	1.5	88.2
Vendor discounts and credit adjustments	3.3	8.6	15.3
Other (expense) income, net	(3.9)	2.8	(3.0)
Total other (expense) income, net	$(10.2)	$(32.3)	$100.5
Loss on Early Extinguishment of Debt – During 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes. During 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Notes. See Note 2 to the Consolidated Financial Statements for further information.
Gains on Sales of Businesses and Investments, net – During 2014, we recognized gains from the sale of a business located in the Continental Europe region within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the domestic market within our IAN segment. During 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the United Kingdom within our IAN segment. During 2012, we recognized gains from the sale of remaining holdings in Facebook and a business in an international market within our CMG segment, which were partially offset by losses from the sale of businesses within our IAN segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year.
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
Other (Expense) Income, net – During 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During 2013, other income (expense), net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

INCOME TAXES

	Years ended December 31,
	2014	2013	2012
Income before income taxes	$720.7	$468.0	$674.8
Provision for income taxes	$216.5	$181.2	$213.3
Effective income tax rate	30.0%	38.7%	31.6%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2014, our effective income tax rate of 30.0% was positively impacted from changes to our valuations allowances of $66.0. The primary drivers of the net change were associated with a valuation allowance reversal of $124.8 in one jurisdiction partially offset by the establishment of a valuation allowance of $57.2 in another jurisdiction, both in Continental Europe. In addition, our effective income tax rate was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
In 2012, our effective income tax rate of 31.6% was positively impacted by the reversals of valuation allowances associated with the Asia Pacific and Continental Europe regions of $26.2 and $21.8, respectively, as well as by a benefit derived from the deduction of foreign tax credits that previously had a full valuation allowance. Our effective income tax rate was negatively impacted by an adjustment of $19.5 associated with the establishment of a previously unrecorded reserve for a tax contingency for the years 2007 through 2010, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and state and local income taxes, net of federal income tax benefit.
See Note 7 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2014, 2013 and 2012 were $1.14, $0.62 and $1.01 per share, respectively. Diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 were $1.12, $0.61 and $0.94 per share, respectively.
Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal on valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 included a negative impact of $0.01 and $0.02 per share, respectively, from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2012 included a positive impact of $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our remaining holdings in Facebook, net of tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Segment Results of Operations
As discussed in Note 13 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2014: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
REVENUE

	Year ended December 31, 2013	Components of Change			Year ended December 31, 2014	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,795.6	$(76.7)	$61.0	$317.4	$6,097.3	5.5%	5.2%
Domestic	3,094.0	0.0	10.2	171.6	3,275.8	5.5%	5.9%
International	2,701.6	(76.7)	50.8	145.8	2,821.5	5.4%	4.4%
During 2014, IAN revenue increased by $301.7 compared to 2013, comprised of an organic revenue increase of $317.4 and the effect of net acquisitions of $61.0, partially offset by an adverse foreign currency rate impact of $76.7. The organic revenue increase was primarily attributable to net client wins and net higher spending from existing clients, most notably in the health care and auto and transportation sectors, partially offset by a modest decline in the technology and telecom and consumer goods sectors. The organic revenue increase in our domestic market was driven by growth across all our disciplines. The international organic revenue increase was driven by our advertising and media businesses, primarily in the Asia Pacific region, led by Australia and China, in the Latin America region, primarily in Brazil, and in Other regions, primarily in the Middle East.

	Year ended December 31, 2012	Components of Change			Year ended December 31, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,728.5	$(73.2)	$40.4	$99.9	$5,795.6	1.7%	1.2%
Domestic	3,020.8	0.0	26.4	46.8	3,094.0	1.5%	2.4%
International	2,707.7	(73.2)	14.0	53.1	2,701.6	2.0%	(0.2)%
During 2013, IAN revenue increased by $67.1 compared to 2012, comprised of an organic revenue increase of $99.9 and the effect of net acquisitions of $40.4, partially offset by an adverse foreign currency rate impact of $73.2. The organic revenue increase in our domestic market was primarily attributable to net client wins, most notably in the auto and transportation sector, and net higher spending from existing clients, primarily in the healthcare sector, partially offset by decreases in the technology and telecom and retail sectors. In our international markets, the organic revenue increase was primarily due to net higher spending from existing clients across most client sectors, primarily in the Asia Pacific region, led by Australia, and in the Latin America region, primarily in Brazil. The international organic revenue increase was partially offset by a decline in the Continental Europe region across most countries in the market.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Segment operating income[1]	$777.1	$662.1	$700.2	17.4%	(5.4)%
Operating margin[1]	12.7%	11.4%	12.2%

1
Segment operating income and operating margin exclude restructuring and other reorganization-related charges of approximately $0.7 and $55.4 for the years ended December 31, 2014 and 2013, respectively, and reversals of approximately $0.9 for the year ended December 31, 2012. See "Restructuring and Other Reorganization-Related Charges (Reversals), net" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Operating income increased during 2014 when compared to 2013 due to an increase in revenue of $301.7, partially offset by increases in salaries and related expenses of $185.2 and office and general expenses of $1.5. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce in certain businesses where we had revenue growth or new business wins. Also contributing to the increase were higher incentive awards expense and certain agency-related bonus accruals resulting from improved financial performance, offset by lower severance expense. The increase in office and general expenses was primarily attributable to increases in adjustments to contingent acquisition obligations as compared to the prior year and increased spending to support new business activity, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the domestic market.
Operating income decreased during 2013 when compared to 2012 due to an increase in salaries and related expenses of $109.5, partially offset by an increase in revenue of $67.1 and a decrease in office and general expenses of $4.3. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce in certain businesses where we had new business wins, as well as increases due to acquisitions during 2013. The decrease in office and general expenses was primarily attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that decreased in size or did not occur during 2013, certain adjustments to contingent acquisition obligations and lower discretionary spending, partially offset by an increase in occupancy costs.

CMG
REVENUE

	Year ended December 31, 2013	Components of Change			Year ended December 31, 2014	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,326.7	$1.2	$34.3	$77.6	$1,439.8	5.8%	8.5%
Domestic	878.6	0.0	14.6	15.0	908.2	1.7%	3.4%
International	448.1	1.2	19.7	62.6	531.6	14.0%	18.6%
During 2014, CMG revenue increased by $113.1 compared to 2013, primarily comprised of an organic revenue increase of $77.6 and the effect of net acquisitions of $34.3. The organic revenue increase in our international markets was driven by growth across all disciplines, most notably at our public relations businesses, primarily in the Asia Pacific region and in the United Kingdom. Also contributing to the international organic revenue increase was our events marketing business in the United Kingdom and our sports marketing business in the Latin America region. The domestic organic revenue increase was primarily attributable to growth at our public relations and sports marketing businesses, partially offset by a decline at our events marketing business.

	Year ended December 31, 2012	Components of Change			Year ended December 31, 2013	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,227.7	$(7.2)	$9.9	$96.3	$1,326.7	7.8%	8.1%
Domestic	782.8	0.0	0.0	95.8	878.6	12.2%	12.2%
International	444.9	(7.2)	9.9	0.5	448.1	0.1%	0.7%
During 2013, CMG revenue increased by $99.0 compared to 2012, comprised of an organic revenue increase of $96.3. We had growth in the domestic market, with our organic revenue increase primarily due to net client wins and net higher spending from existing clients across all disciplines, most notably in our events marketing and public relations businesses. The international organic revenue increase occurred primarily in our public relations business and was predominantly in the Latin America region, most notably in Brazil, and in the Asia Pacific region, primarily in China. Mostly offsetting the international organic revenue increase was an organic revenue decrease in the United Kingdom, due to a decrease in our events marketing business which in the prior-year included work performed for the London Olympics, and in the Continental Europe region due to a continued challenging economic climate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Segment operating income[1]	$161.0	$137.6	$114.2	17.0%	20.5%
Operating margin[1]	11.2%	10.4%	9.3%

1
Segment operating income and operating margin exclude restructuring and other reorganization-related reversals of approximately $0.5 and $0.3 for the years ended December 31, 2014 and 2012, respectively, and charges of approximately $4.5, for the year ended December 31, 2013. See "Restructuring and Other Reorganization-Related Charges (Reversals), net" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements for further information.

Operating income increased during 2014 when compared to 2013 due to an increase in revenue of $113.1, partially offset by increases in salaries and related expenses of $70.8 and office and general expenses of $18.9. The increase in salaries and related expenses was due to an increase in base salaries, benefits and temporary help, primarily attributable to increases in our workforce, most notably at our public relations business, to support business growth, as well as increases due to acquisitions in 2014. Office and general expenses increased primarily due to higher occupancy costs and increased spending to support new business activity and increases due to acquisitions during 2014.
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
Corporate and other expenses increased during 2014 by $8.7 to $149.5 compared to 2013, primarily due to higher incentive awards expense resulting from improved financial performance and higher employee insurance costs due to increased claims and regulatory changes, partially offset by lower occupancy costs.
Corporate and other expenses increased slightly during 2013 by $3.5 to $140.8 compared to 2012, primarily due to an increase in salaries and related expenses, mainly attributable to higher base salaries, benefits and temporary help, partially offset by lower severance expenses and a decrease in office and general expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2014	2013	2012
Net income, adjusted to reconcile net income to net cash provided by operating activities [1]	$831.2	$598.4	$697.2
Net cash used in working capital ²	(131.1)	(9.6)	(293.2)
Changes in other non-current assets and liabilities using cash	(30.6)	4.1	(46.8)
Net cash provided by operating activities	$669.5	$592.9	$357.2
Net cash used in investing activities	(200.8)	(224.5)	(210.2)
Net cash (used in) provided by financing activities	(343.9)	(1,212.3)	131.3

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

Operating Activities
Net cash provided by operating activities during 2014 was $669.5, which was an improvement of $76.6 as compared to 2013, primarily as a result of an increase in net income, offset by an increase in working capital usage of $121.5. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. Our net working capital usage in 2014 was impacted by our media businesses.
Net cash provided by operating activities during 2013 was $592.9, which was an increase of $235.7 as compared to 2012, primarily as a result of an improvement in working capital usage of $283.6, offset by a decrease in net income. The improvement in working capital in 2013 was impacted by our media businesses and an ongoing focus on working capital management at our agencies.
The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients. To the extent possible we pay production and media charges after we have received funds from our clients. The amounts involved substantially exceed our revenues and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers.
Our accrued liabilities are also affected by the timing of certain other payments. For example, while annual cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.

Investing Activities
Net cash used in investing activities during 2014 primarily related to payments for capital expenditures and acquisitions. Capital expenditures of $148.7 related primarily to computer hardware and software and leasehold improvements. We made payments of $67.8 related to acquisitions completed during 2014, net of cash acquired.
Net cash used in investing activities during 2013 primarily related to payments for capital expenditures and acquisitions. Capital expenditures of $173.0 related primarily to computer hardware and software and leasehold improvements. We made payments of $61.5 related to acquisitions completed during 2013, net of cash acquired.

Financing Activities
Net cash used in financing activities during 2014 primarily related to the purchase of long-term debt, the repurchase of our common stock and payment of dividends. During 2014, we redeemed all $350.0 in aggregate principal amount of the 6.25% Notes, repurchased 14.9 shares of our common stock for an aggregate cost of $275.1, including fees, and made dividend payments of $159.0 on our common stock. This was offset by the issuance of $500.0 in aggregate principal amount of our 4.20% Notes.
Net cash used in financing activities during 2013 primarily related to the purchase of long-term debt, the repurchase of our common stock and payment of dividends. We redeemed all $600.0 in aggregate principal amount of our 10.00% Notes. In addition,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

we repurchased 31.8 shares of our common stock for an aggregate cost of $481.8, including fees, and made dividend payments of $126.0 on our common stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $101.0 in 2014. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Canadian Dollar, Brazilian Real, Australian Dollar and the Euro as of December 31, 2014 compared to December 31, 2013.
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $94.1 in 2013. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, Japanese Yen, and South African Rand as of December 31, 2013 compared to December 31, 2012.

	December 31,
Balance Sheet Data	2014	2013
Cash, cash equivalents and marketable securities	$1,667.2	$1,642.1

Short-term borrowings	$107.2	$179.1
Current portion of long-term debt	2.1	353.6
Long-term debt	1,623.5	1,129.8
Total debt	$1,732.8	$1,662.5

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

Funding Requirements
Our most significant funding requirements include our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes, debt service, restructuring and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.
Notable funding requirements include:

•
Debt service – The majority of our debt is classified as long-term, with maturities scheduled through 2031. During 2014, we issued $500.0 in aggregate principal amount of the 4.20% Notes at a discount and redeemed all $350.0 in aggregate principal amount of the 6.25% Notes. The majority of the net proceeds of the 4.20% Notes were used toward the redemption of the 6.25% Notes.

•
Acquisitions – We paid cash of $67.8, which was net of cash acquired of $29.9, for acquisitions completed in 2014. We also paid cash of $16.1 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $60.0 in 2015 related to prior-year acquisitions. We may also be required to pay approximately $30.0 in 2015 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

•
Dividends – During 2014, we paid four quarterly cash dividends of $0.095 per share on our common stock, which corresponded to an aggregate dividend payment of $159.0. On February 13, 2015, we announced that our Board had declared a common stock cash dividend of $0.12 per share, payable on March 16, 2015 to holders of record as of the close of business on March 2, 2015. Assuming we pay a quarterly dividend of $0.12 per share and there is no significant change in the number of outstanding shares as of December 31, 2014, we would expect to pay approximately $200.0 over the next twelve months.

•
Restructuring – In 2014, we paid cash of $43.5 in connection with restructuring actions. We expect to pay approximately $5.0 in 2015, with remaining cash payments in relation to such restructuring actions expected to be made through 2021.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During 2014, we contributed $2.7 and $25.7 of cash to our domestic and foreign pension plans, respectively. For 2015, we expect to contribute approximately $3.0 and $24.0 of cash to our domestic and foreign pension plans, respectively.

•
Other payments and obligations – In 2014, we paid cash of approximately $1.2 pursuant to a licensing agreement and acquisition of the rights to use a trademark. We expect to make a final cash payment of approximately $30.0 in 2015.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2014 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2015	2016	2017	2018	2019
Long-term debt [1]	$2.1	$2.2	$324.2	$2.0	$2.0	$1,293.1	$1,625.6
Interest payments on long-term debt [1]	58.8	58.8	58.6	51.9	49.8	179.0	456.9
Non-cancelable operating lease obligations [2]	320.0	286.1	247.2	222.2	198.9	845.1	2,119.5
Contingent acquisition payments [3]	95.7	86.3	86.1	15.7	21.3	7.9	313.0
Uncertain tax positions [4]	30.7	104.5	61.6	20.4	3.8	17.0	238.0
Total	$507.3	$537.9	$777.7	$312.2	$275.8	$2,342.1	$4,753.0

1
Amounts represent maturity at book value and interest payments based on contractual obligations. We may redeem all or some of the 2.25% Senior Notes due 2017, the 4.00% Senior Notes due 2022 , the 3.75% Senior Notes due 2023 and the 4.20% Senior Notes due 2024 at the greater of the principal amount of the notes to be redeemed and a "make-whole" amount, plus, in each case, accrued and unpaid interest to the date of redemption.

2	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.

3
We have structured certain acquisitions with additional contingent purchase price obligations based on factors including future performance of the acquired entity. See Note 4 and Note 14 to the Consolidated Financial Statements for further information.

4	The amounts presented are estimates due to inherent uncertainty of tax settlements, including the ability to offset liabilities with tax loss carryforwards.

Share Repurchase Program
In February 2013, our Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 Share Repurchase Program"). In March 2013, the Board authorized an increase in the amount available under our 2013 Share Repurchase Program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. We fully utilized the 2013 Share Repurchase Program as of the third quarter of 2014. In February 2014, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2014 Share Repurchase Program"). As of December 31, 2014, $143.6 remained available for repurchase under the 2014 Share Repurchase Program.
On February 13, 2015, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the 2014 Share Repurchase Program.
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

	December 31, 2014
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,667.2
Committed credit agreement	$1,000.0	$0.0	$16.0	$984.0
Uncommitted credit arrangements	$740.3	107.2	$3.9	$629.2

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit historically have not been drawn upon.

At December 31, 2014, we held $896.5 of cash, cash equivalents and marketable securities in foreign subsidiaries. We have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries because we consider such earnings to be permanently reinvested outside the United States. If in the future we distribute these amounts to the United States, an additional provision for the U.S. income and foreign withholding taxes, net of foreign tax credits, could be necessary.

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
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2014, the applicable margin is 0.275% for base rate advances and 1.275% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee at an annual rate of 0.225% on the aggregate lending commitment under the Credit Agreement.
The table below sets forth the financial covenants in effect as of December 31, 2014.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	December 31, 2014	EBITDA Reconciliation	December 31, 2014
Interest coverage ratio (not less than)	5.00x	Operating income	$788.4
Actual interest coverage ratio	17.80x	Add:
Leverage ratio (not greater than)	3.25x	Depreciation and amortization	217.3
Actual leverage ratio	1.72x	EBITDA [1]	$1,005.7

1	EBITDA is calculated as defined in the Credit Agreement.
As of December 31, 2014, we were in compliance with all of our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2014, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2014 and 2013 was approximately 4.5%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2014 and 2013 the amounts netted were $1,590.7 and $1,415.3, respectively.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of February 13, 2015 are listed below.

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

Revenue Recognition
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and vendor rebates and credits. Our largest clients are multinational entities, and, as such, we often provide services to these clients out of multiple offices and across many of our agencies. In arranging for such services, it is possible that we will enter into global, regional and local agreements. Agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved. Critical judgments and estimates are involved in determining both the amount and timing of revenue recognition under these arrangements.
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
We are required to evaluate the realizability of our deferred tax assets, which is primarily dependent on future earnings. A valuation allowance shall be recognized when, based on available evidence, it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. The factors used in assessing valuation allowances include all available evidence, such as past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In circumstances where there is negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence when evaluating a decision to establish a valuation allowance. Conversely, a pattern of sustained profitability represents significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 13 reporting units that were subject to the 2014 annual impairment testing. Our annual impairment review as of October 1, 2014 did not result in an impairment charge at any of our reporting units.
During 2012, we adopted new authoritative guidance for goodwill and indefinite-lived intangible assets, respectively, which permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the goodwill or indefinite-lived intangible assets are impaired. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the goodwill or indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value and perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, no additional testing is required.
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
For our 2014 and 2013 annual impairment tests, we performed a qualitative impairment assessment for nine and six reporting units and performed the first step of a two-step quantitative impairment test for four and seven reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2014 and 2013 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2014 test, the discount rates we used for our reporting units tested were between 11.5% and 12.0%, and the terminal value growth rate for all four of our reporting units tested was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For the 2014 test, the revenue growth rates for our reporting units used in our analysis were generally between 3.0% and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the goodwill midpoint of the range for each reporting unit tested in the 2014 and 2013 annual impairment tests. Our results of the comparison between carrying value and fair value at the average fair value indicated that for the 2014 test there were no reporting units and for the 2013 test there was one reporting unit whose fair value exceeded its carrying value by less than 20%.

	2014 Impairment Test			2013 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$548.4	> 50%	A	$583.4	> 25%
B	$66.8	> 85%	B	$496.1	> 660%
C	$25.8	> 180%	C	$209.1	> 35%
D	$150.0	> 55%	D	$25.8	> 255%
			E	$197.3	> 30%
			F	$182.1	> 50%
			G	$66.8	> 10%
Additionally, we performed a sensitivity analysis and reviewed the carrying values compared to the high end and low end of the valuation range. The table below displays the range of the sensitivity analysis for each reporting unit tested in the 2014 and 2013 annual impairment tests. For the 2014 test, using the low end of the valuation range, there were no reporting units whose fair value exceeded its carrying value by less than 20%. For the 2013 test, using the low end of the valuation range, there were two reporting units whose fair value exceeded its carrying value by less than 20%, but not less than 0%.

	2014 Impairment Test				2013 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:		Reporting Unit	Goodwill	Fair value exceeds carrying value by:
		Low	High			Low	High
A	$548.4	> 45%	> 55%	A	$583.4	> 15%	> 30%
B	$66.8	> 80%	> 95%	B	$496.1	> 600%	> 700%
C	$25.8	> 170%	> 190%	C	$209.1	> 30%	> 40%
D	$150.0	> 45%	> 60%	D	$25.8	> 240%	> 275%
				E	$197.3	> 20%	> 35%
				F	$182.1	> 40%	> 60%
				G	$66.8	> 2%	> 20%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Based on the analysis described above, for the reporting units for which we performed the first step of the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2014, because these reporting units passed the first step of the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
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
The discount rate is a significant assumption that impacts our net pension and postretirement benefit costs and obligations. We determine our discount rates for our domestic pension and postretirement benefit plans and significant foreign pension plans based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2014, a discount rate of 4.85% was used for the domestic pension and postretirement benefit plans and a weighted-average discount rate of 4.29% for the significant foreign pension plans to calculate 2014 net pension and postretirement benefit costs. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2014 net pension and postretirement benefit cost by approximately $1.0.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2014, we used a discount rate of 4.15% for the domestic pension plan and 4.00% for the domestic postretirement benefit plan and a weighted-average discount rate of 3.41% for our significant foreign pension plans to measure our benefit obligations. A 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2014 benefit obligation by approximately $28.0 and $30.0, respectively.
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
For 2014, the weighted-average expected rates of return of 7.00% and 6.18% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively.  For 2015, we plan to use expected rates of return of 7.00% and 5.01% for the domestic and significant foreign pension plans, respectively.  Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held.  A lower expected rate of return would increase our net pension cost.  A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2014 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 15 to the Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2014 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 91% and 86% as of December 31, 2014 and 2013, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2014	$(35.5)	$36.6
2013	(26.9)	27.9
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of December 31, 2014.
We had $1,667.2 of cash, cash equivalents and marketable securities as of December 31, 2014 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2014 and 2013, we had interest income of $27.4 and $24.7, respectively. Based on our 2014 results, a 100-basis-point increase or decrease in interest rates would affect our interest income by approximately $16.7, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2014 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The primary foreign currencies that impacted our results during 2014 included the Argentine Peso, Australian Dollar, Brazilian Real and British Pound Sterling. Based on 2014 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2014 levels.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Interpublic Group of Companies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Comprehensive Income, of Cash Flows, and of Stockholders’ Equity present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 23, 2015

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2014	2013	2012
REVENUE	$7,537.1	$7,122.3	$6,956.2

OPERATING EXPENSES:
Salaries and related expenses	4,820.4	4,545.5	4,391.9
Office and general expenses	1,928.1	1,917.9	1,887.2
Restructuring and other reorganization-related charges (reversals), net	0.2	60.6	(1.2)
Total operating expenses	6,748.7	6,524.0	6,277.9

OPERATING INCOME	788.4	598.3	678.3

EXPENSES AND OTHER INCOME:
Interest expense	(84.9)	(122.7)	(133.5)
Interest income	27.4	24.7	29.5
Other (expense) income, net	(10.2)	(32.3)	100.5
Total (expenses) and other income	(67.7)	(130.3)	(3.5)

Income before income taxes	720.7	468.0	674.8
Provision for income taxes	216.5	181.2	213.3
Income of consolidated companies	504.2	286.8	461.5
Equity in net income of unconsolidated affiliates	1.2	2.1	3.1
NET INCOME	505.4	288.9	464.6
Net income attributable to noncontrolling interests	(28.3)	(21.0)	(17.9)
NET INCOME ATTRIBUTABLE TO IPG	477.1	267.9	446.7
Dividends on preferred stock	0.0	(8.7)	(11.6)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$477.1	$259.2	$435.1

Earnings per share available to IPG common stockholders:
Basic	$1.14	$0.62	$1.01
Diluted	$1.12	$0.61	$0.94

Weighted-average number of common shares outstanding:
Basic	419.2	421.1	432.5
Diluted	425.4	429.6	481.4

Dividends declared per common share	$0.38	$0.30	$0.24

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2014	2013	2012
NET INCOME	$505.4	$288.9	$464.6

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(194.3)	(116.9)	9.7
Less: reclassification adjustments recognized in net income	(0.9)	0.0	0.0
Income tax effect	0.0	(0.6)	0.0
	(195.2)	(117.5)	9.7

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.7	0.8	0.4
Less: recognition of previously unrealized (gains) losses included in net income	0.0	(1.4)	0.7
Income tax effect	(0.3)	0.2	(0.5)
	0.4	(0.4)	0.6

Derivative instruments:
Changes in fair value of derivative instruments	(0.6)	0.0	(21.9)
Less: recognition of previously unrealized losses included in net income	1.9	1.7	0.3
Income tax effect	(0.5)	(0.7)	8.9
	0.8	1.0	(12.7)

Defined benefit pension and other postretirement plans:
Net actuarial losses for the period	(55.5)	(20.6)	(67.9)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	10.0	10.8	7.7
Less: settlement and curtailment losses (gains) included in net income	0.5	(0.1)	0.7
Other	0.5	1.0	(3.4)
Income tax effect	10.4	(1.3)	1.9
	(34.1)	(10.2)	(61.0)

Other comprehensive loss, net of tax	(228.1)	(127.1)	(63.4)
TOTAL COMPREHENSIVE INCOME	277.3	161.8	401.2
Less: comprehensive income attributable to noncontrolling interest	25.7	17.1	16.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$251.6	$144.7	$384.4

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	$1,660.6	$1,636.8
Marketable securities	6.6	5.3
Accounts receivable, net of allowance of $59.5 and $64.9	4,376.6	4,565.4
Expenditures billable to clients	1,424.2	1,536.4
Other current assets	342.2	340.1
Total current assets	7,810.2	8,084.0
Property and equipment, net	548.2	540.0
Deferred income taxes	192.9	144.0
Goodwill	3,669.2	3,629.0
Other non-current assets	526.7	508.0
TOTAL ASSETS	$12,747.2	$12,905.0

LIABILITIES:
Accounts payable	$6,558.0	$6,914.2
Accrued liabilities	796.0	718.4
Short-term borrowings	107.2	179.1
Current portion of long-term debt	2.1	353.6
Total current liabilities	7,463.3	8,165.3
Long-term debt	1,623.5	1,129.8
Deferred compensation	527.9	514.3
Other non-current liabilities	723.9	595.7
TOTAL LIABILITIES	10,338.6	10,405.1

Commitments and contingencies (see Note 14)
Redeemable noncontrolling interests (see Note 4)	257.4	249.1

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2014 – 414.6; 2013 – 532.3 shares outstanding: 2014 – 413.8; 2013 – 424.5	41.2	53.0
Additional paid-in capital	1,547.5	2,975.2
Retained earnings	1,183.3	864.5
Accumulated other comprehensive loss, net of tax	(636.7)	(411.2)
	2,135.3	3,481.5
Less: Treasury stock, at cost: 2014 - 0.8 shares; 2013 - 107.8 shares	(19.0)	(1,266.3)
Total IPG stockholders’ equity	2,116.3	2,215.2
Noncontrolling interests	34.9	35.6
TOTAL STOCKHOLDERS’ EQUITY	2,151.2	2,250.8
TOTAL LIABILITIES AND EQUITY	$12,747.2	$12,905.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$505.4	$288.9	$464.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	163.0	157.4	147.7
Provision for uncollectible receivables	7.4	12.6	16.3
Amortization of restricted stock and other non-cash compensation	54.3	43.1	44.5
Net amortization of bond discounts and deferred financing costs	5.1	8.6	1.8
Non-cash (gain) loss related to early extinguishment of debt	(0.5)	15.2	0.0
Deferred income tax provision	83.5	69.4	103.6
Gain on sale of an investment	0.0	0.0	(93.6)
Other	13.0	3.2	12.3
Changes in assets and liabilities, net of acquisitions and dispositions, providing cash
Accounts receivable	(20.1)	(157.1)	(44.7)
Expenditures billable to clients	83.5	(241.5)	(73.8)
Other current assets	(57.2)	(11.3)	3.5
Accounts payable	(177.1)	417.7	(120.4)
Accrued liabilities	39.8	(17.4)	(57.8)
Other non-current assets and liabilities	(30.6)	4.1	(46.8)
Net cash provided by operating activities	669.5	592.9	357.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(148.7)	(173.0)	(169.2)
Acquisitions, including deferred payments, net of cash acquired	(67.8)	(61.5)	(145.5)
Net (purchases) sales and maturities of short-term marketable securities	(0.6)	10.8	(1.2)
Proceeds from sales of businesses and investments, net of cash sold	14.2	2.0	107.2
Other investing activities	2.1	(2.8)	(1.5)
Net cash used in investing activities	(200.8)	(224.5)	(210.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	499.1	0.0	1,044.6
Purchase of long-term debt	(351.2)	(602.4)	(401.5)
Repurchase of common stock	(275.1)	(481.8)	(350.5)
Common stock dividends	(159.0)	(126.0)	(103.4)
Exercise of stock options	20.1	47.4	10.8
Acquisition-related payments	(13.6)	(27.6)	(37.1)
Net (decrease) increase in short term bank borrowings	(63.2)	5.4	12.6
Distributions to noncontrolling interests	(17.0)	(14.9)	(17.0)
Preferred stock dividends	0.0	(11.6)	(11.6)
Excess tax benefit on share-based compensation	16.7	0.0	15.0
Other financing activities	(0.7)	(0.8)	(30.6)
Net cash (used in) provided by financing activities	(343.9)	(1,212.3)	131.3
Effect of foreign exchange rate changes on cash and cash equivalents	(101.0)	(94.1)	(6.2)
Net increase (decrease) in cash and cash equivalents	23.8	(938.0)	272.1
Cash and cash equivalents at beginning of period	1,636.8	2,574.8	2,302.7
Cash and cash equivalents at end of period	$1,660.6	$1,636.8	$2,574.8
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2013	$0.0	532.3	$53.0	$2,975.2	$864.5	$(411.2)	$(1,266.3)	$2,215.2	$35.6	$2,250.8
Net income					477.1			477.1	28.3	505.4
Other comprehensive loss						(225.5)		(225.5)	(2.6)	(228.1)
Reclassifications related to redeemable noncontrolling interests				(3.5)				(3.5)	(4.2)	(7.7)
Noncontrolling interest transactions				2.1				2.1	(4.4)	(2.3)
Distributions to noncontrolling interests									(17.0)	(17.0)
Change in redemption value of redeemable noncontrolling interests					1.5			1.5		1.5
Repurchase of common stock							(275.1)	(275.1)		(275.1)
Retirement of treasury stock		(121.9)	(12.2)	(1,510.2)			1,522.4	0.0		0.0
Common stock dividends					(159.0)			(159.0)		(159.0)
Stock-based compensation		3.4	0.3	63.5				63.8		63.8
Exercise of stock options		1.7	0.2	20.1				20.3		20.3
Shares withheld for taxes		(0.9)	(0.1)	(14.9)				(15.0)		(15.0)
Excess tax benefit from stock-based compensation				15.2				15.2		15.2
Other					(0.8)			(0.8)	(0.8)	(1.6)
Balance at December 31, 2014	$0.0	414.6	$41.2	$1,547.5	$1,183.3	$(636.7)	$(19.0)	$2,116.3	$34.9	$2,151.2

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

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, some of which are not wholly owned. Investments in companies over which we do not have control, but have the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in companies over which we have neither control nor have the ability to exercise significant influence are accounted for under the cost method. All intercompany accounts and transactions have been eliminated in consolidation.
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

Revenue Recognition
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our existing clients and our ability to win new clients. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work that is typically completed during the fourth quarter.
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

Property and Equipment
Furniture, equipment, leasehold improvements and buildings are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years for furniture and equipment, 10 to 35 years for buildings and the shorter of the useful life or the remaining lease term for leasehold improvements. Land is stated at cost and is not depreciated.
We capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to our enterprise resource planning (“ERP”) systems. Our ERP systems are stated at cost, net of accumulated amortization and are amortized using the straight-line method over 10 years. All other internal use computer software are stated at cost, net of accumulated amortization and are amortized using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 13 reporting units that were subject to the 2014 annual impairment testing. Our annual impairment review as of October 1, 2014 did not result in an impairment charge for any of our reporting units.
During 2012, we adopted new authoritative guidance for goodwill and indefinite-lived intangible assets, respectively, which permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the goodwill or indefinite-lived intangible assets are impaired. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the goodwill or indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value and perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, no additional testing is required.
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
The fair value of a reporting unit for 2014 and 2013 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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

Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax loss of $1.4 in 2014 , a pre-tax loss of $0.6 in 2013 and a pre-tax gain $1.2 in 2012.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. We evaluate our tax positions using the “more likely than not” recognition threshold and then apply a measurement assessment to those positions that meet the recognition threshold. The factors used in assessing valuation allowances include all available evidence, such as past operating results, estimates of future taxable income and the feasibility of tax planning strategies.We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.

Redeemable Noncontrolling Interests
Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests may be contingent on projected operating performance and satisfying other conditions specified in the related agreements. These payments are also subject to revision in accordance with the terms of the agreements. We record these redeemable noncontrolling interests in “mezzanine equity” in our Consolidated Balance Sheets. Each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value above initial value prior to exercise will also impact retained earnings or additional paid-in capital, but will not impact net income. Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but do not impact retained earnings or additional paid-in capital.

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
We may be required to calculate basic EPS using the two-class method, as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2014, 2013 and 2012, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.

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

Notes to Consolidated Financial Statements
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

Treasury Stock
We account for repurchased common stock under the cost method and include such treasury stock as a component of our Consolidated Statements of Stockholders' Equity. Upon retirement, we reduce common stock for the par value of the shares being retired and the excess of the cost of the shares over par value as a reduction to additional paid-in capital ("APIC"), to the extent there is APIC in the same class of stock, and any remaining amount to retained earnings. These retired shares remain authorized but unissued.
In November 2014, we retired 121.9 shares of our treasury stock, which resulted in a reduction in common stock of $12.2, treasury stock of $1,522.4 and APIC of $1,510.2. There was no effect on total stockholders' equity as a result of the retirement.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2014		2013
		Book Value	Fair Value [1]	Book Value	Fair Value
6.25% Senior Unsecured Notes due 2014	6.29%	$0.0	$0.0	$351.3	$365.6
2.25% Senior Notes due 2017 (less unamortized discount of $0.4)	2.30%	299.6	301.2	299.4	293.0
4.00% Senior Notes due 2022 (less unamortized discount of $2.3)	4.13%	247.7	255.2	247.4	241.6
3.75% Senior Notes due 2023 (less unamortized discount of $1.2)	4.32%	498.8	499.8	498.6	467.3
4.20% Senior Notes due 2024 (less unamortized discount of $0.9)	4.24%	499.1	509.8	0.0	0.0
Other notes payable and capitalized leases		80.4	80.4	86.7	87.8
Total long-term debt		1,625.6		1,483.4
Less: current portion [2]		2.1		353.6
Long-term debt, excluding current portion		$1,623.5		$1,129.8

1	See Note 11 for information on the fair value measurement of our long-term debt.

2
We included our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the current portion of long-debt on our December 31, 2013 Consolidated Balance Sheet because the 6.25% Notes were scheduled to mature on November 15, 2014. We redeemed the 6.25% Notes prior to their scheduled maturity during the second quarter of 2014.

Annual maturities are scheduled as follows based on the book value as of December 31, 2014.

2015	$2.1
2016	2.2
2017	324.2
2018	2.0
2019	2.0
Thereafter	1,293.1
Total long-term debt	$1,625.6

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense and a discount would result in an increase in interest expense in future periods. We also have recorded debt issuance costs related to certain financing transactions in other assets in our Consolidated Balance Sheets, which are also amortized through interest expense. As of December 31, 2014 and 2013, we had unamortized debt issuance costs of $16.6 and $15.4, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

Debt Transactions
6.25% Senior Unsecured Notes due 2014
In May 2014, we redeemed all $350.0 in aggregate principal amount of the 6.25% Notes. Total cash paid to redeem the 6.25% Notes was $371.2, which included accrued and unpaid interest of $10.3. In connection with the redemption of the 6.25% Notes, we recognized a loss on early extinguishment of debt of $10.4 which was primarily due to a redemption premium. The loss on early extinguishment of debt was recorded in other expense, net within our Consolidated Statement of Operations.
4.20% Senior Notes due 2024
In April 2014, we issued $500.0 in aggregate principal amount of the 4.20% Senior Notes due 2024 (the "4.20% Notes") at a discount to par. As a result, the 4.20% Notes were reflected on our Consolidated Balance Sheets at a fair value of $499.1 at issuance. The discount of $0.9 and capitalized direct fees, including commissions and offering expenses of $4.4, will be amortized in interest expense through the maturity date of April 15, 2024, using the effective interest method. The net proceeds were $494.7 after deducting discounts, commissions and offering expenses. Interest is payable semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2014. Consistent with our other debt securities, the 4.20% Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
We used the majority of the net proceeds of the 4.20% Notes toward the redemption of our 6.25% Notes as described above.
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
4.75% Convertible Senior Notes due 2023
In March 2013, we retired all $200.0 in aggregate principal amount of our 4.75% Convertible Senior Notes due 2023 (the 4.75% Notes"). Of the amount retired, $199.997 in aggregate principal amount of the 4.75% Notes was converted, at the election of the holders, into Interpublic common stock at a conversion rate of 84.3402 shares (actual number) per $1,000 (actual number) principal amount, or approximately 16.9 shares. In connection with the retirement, we exercised our capped call options and elected net share settlement. We received a total of 1.5 settlement shares from the option counterparties as a result of exercising these options.
Credit Agreements
We maintain a committed corporate credit facility and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2014 and 2013, there were no borrowings under our committed corporate credit facility. However, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2014 and 2013 was approximately 4.5%.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

A summary of our credit facilities is presented below.

	December 31,
	2014				2013
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed credit agreement	$1,000.0	$0.0	$16.0	$984.0	$1,000.0	$0.0	$14.3	$985.7
Uncommitted credit agreements	$740.3	$107.2	$3.9	$629.2	$700.2	$179.1	$4.2	$516.9
The Credit Agreement is a revolving facility, expiring in December 2018 (the "Credit Agreement"), under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2014, the applicable margin is 0.275% for base rate advances and 1.275% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee at an annual rate of 0.225% on the aggregate lending commitment under the Credit Agreement.

We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2014. The financial covenants in the Credit Agreement require that we maintain the following financial covenants listed below as of December 31, 2014 and thereafter.

Interest coverage ratio (not less than): [1]	5.00x
Leverage ratio (not greater than): [2]	3.25x

1	The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense.

2	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2014 and 2013 the amounts netted were $1,590.7 and $1,415.3, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2014	2013	2012
Net income available to IPG common stockholders - basic	$477.1	$259.2	$435.1
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes [1]	0.0	0.0	0.3
Interest on 4.75% Notes [1]	0.0	0.8	4.1
Dividends on preferred stock	0.0	0.0	11.6
Net income available to IPG common stockholders - diluted	$477.1	$260.0	$451.1

Weighted-average number of common shares outstanding - basic	419.2	421.1	432.5
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	6.2	5.2	7.2
4.25% Notes [1]	0.0	0.0	7.9
4.75% Notes [1]	0.0	3.3	16.9
Preferred stock outstanding [2]	0.0	0.0	16.9

Weighted-average number of common shares outstanding - diluted	425.4	429.6	481.4

Earnings per share available to IPG common stockholders - basic	$1.14	$0.62	$1.01
Earnings per share available to IPG common stockholders - diluted	$1.12	$0.61	$0.94

1
We retired all of our outstanding 4.75% Notes and 4.25% Convertible Senior Notes due 2023 in March 2013 and March 2012, respectively. See Note 2 for further information. For purposes of calculating diluted earnings per share for 2013 and 2012, the potentially dilutive shares are pro-rated based on the period they were outstanding.

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

	Years ended December 31,
	2014	2013	2012
Preferred Stock Outstanding [1]	0.0	13.7	0.0
Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [2]	0.0	0.1	6.6

1
We converted all of our Series B Preferred Stock into common stock in October 2013. For purposes of calculating diluted earnings per share for 2013, the potentially dilutive shares would have been pro-rated based on the period they were outstanding but were antidilutive.

2
These options were outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

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

	Years ended December 31,
	2014	2013	2012
Balance at beginning of period	$249.1	$227.2	$243.4
Change in related noncontrolling interest balance	3.2	4.6	1.1
Changes in redemption value of redeemable noncontrolling interests:
Additions	18.7	16.2	0.0
Redemptions and reclassifications	(7.9)	(2.3)	(14.2)
Redemption value adjustments	(5.7)	3.4	(3.1)
Balance at end of period	$257.4	$249.1	$227.2

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
During 2014, we completed eight acquisitions, six of which were included in the Integrated Agency Networks ("IAN") operating segment and two of which were included in the Constituency Management Group ("CMG") operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included a global full-service digital agency, a digital agency in the United States and a search marketing agency in the Netherlands. During 2014, we recorded approximately $185.0 of goodwill and intangible assets related to our acquisitions.
During 2013, we completed eleven acquisitions, nine of which were included in the IAN operating segment and two of which were included in the CMG operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included a full service digital agency in India, a full service agency in the U.K. and a public relations consultancy in India. During 2013, we recorded approximately $97.0 of goodwill and intangible assets related to these acquisitions.
During 2012, we completed twelve acquisitions, eight of which were included in the IAN operating segment and four of which were included in the CMG operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included a healthcare market research and consulting agency and a search marketing agency in the United Kingdom, and a digital healthcare-marketing specialist and a designer of in-store shopping experiences in the United States. During 2012, we recorded approximately $201.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2014, 2013 or 2012.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2014	2013	2012
Cost of investment: current-year acquisitions	$97.3	$67.7	$156.8
Cost of investment: prior-year acquisitions	14.0	28.5	40.6
Less: net cash acquired	(29.9)	(7.1)	(14.8)
Total cost of investment	81.4	89.1	182.6
Operating expense [1]	3.4	2.0	3.2

Total cash paid for acquisitions [2]	$84.8	$91.1	$185.8

1	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

2
Of the total cash paid, $13.6, $27.6 and $37.1 for the years ended December 31, 2014, 2013 and 2012, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows within acquisition-related payments. These amounts relate to increases in our ownership interests in our consolidated subsidiaries as well as deferred payments for acquisitions. Of the total cash paid, $67.8, $61.5 and $145.5 for the years ended December 31, 2014, 2013 and 2012, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows within acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions.

Note 5:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2014	2013	2012
Balance at beginning of period	$64.9	$59.0	$55.4
Charges to costs and expenses	7.4	12.6	16.3
Reversals to other accounts[1]	0.1	0.7	(0.2)
Deductions:
Dispositions	0.0	0.0	(0.4)
Uncollectible accounts written off	(8.1)	(7.2)	(12.6)
Foreign currency translation adjustment	(4.8)	(0.2)	0.5
Balance at end of period	$59.5	$64.9	$59.0

1	Amounts primarily relate to miscellaneous other amounts and reclassifications.

Property and Equipment

	December 31,
	2014	2013
Furniture and equipment	$640.7	$661.6
Leasehold improvements	594.0	611.4
Internal use computer software	296.2	269.1
Land and buildings	87.3	109.6
	1,618.2	1,651.7
Less: accumulated depreciation	(1,070.0)	(1,111.7)
Total property and equipment, net	548.2	$540.0
The total depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $132.3, $130.6 and $124.3, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2014	2013
Salaries, benefits and related expenses	$510.6	$467.2
Office and related expenses	51.5	56.9
Acquisition obligations	88.1	12.8
Interest	18.3	16.0
Restructuring and other reorganization-related	5.5	46.7
Other	122.0	118.8
Total accrued liabilities	$796.0	$718.4

Other (Expense) Income, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2014	2013	2012
Loss on early extinguishment of debt	$(10.4)	$(45.2)	$0.0
Gains on sales of businesses and investments, net	0.8	1.5	88.2
Vendor discounts and credit adjustments	3.3	8.6	15.3
Other (expense) income, net	(3.9)	2.8	(3.0)
Total other (expense) income, net	$(10.2)	$(32.3)	$100.5
Loss on Early Extinguishment of Debt – During 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes. During 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Notes. See Note 2 to the Consolidated Financial Statements for further information.
Gains on Sales of Businesses and Investments, net – During 2014, we recognized gains from the sale of a business located in the Continental Europe region within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the domestic market within our IAN segment. During 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the United Kingdom within our IAN segment. During 2012, we recognized gains from the sale of remaining holdings in Facebook and a business in an international market within our CMG segment, which were partially offset by losses from the sale of businesses within our IAN segment, as well as an adjustment relating to a reserve for a change in estimate in connection with a business disposed of in a prior year.
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
Other (Expense) Income, net – During 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During 2013, other income (expense), net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

Share Repurchase Program
In February 2012, our Board of Directors (the "Board") authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 Share Repurchase Program"). In November 2012, the Board authorized an increase in the amount available under our 2012 Share Repurchase Program up to $400.0, excluding fees, of our common stock, as a result of the sale of our remaining holdings in Facebook. In February 2013, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 Share Repurchase Program"). In March 2013, the Board authorized an increase in the amount available under our 2013 Share Repurchase Program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

common stock of the 4.75% Notes. In February 2014, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2014 Share Repurchase Program").
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs.

	Years ended December 31,
	2014	2013	2012
Number of shares repurchased	14.9	31.8	32.7
Aggregate cost, including fees	$275.1	$481.8	$350.5
Average price per share, including fees	$18.41	$15.17	$10.72
We fully utilized the 2012 Share Repurchase Program as of the second quarter of 2013 and the 2013 Share Repurchase Program as of the third quarter of 2014. As of December 31, 2014, $143.6 remained available for repurchase under the 2014 Share Repurchase Program. The 2014 Share Repurchase Program has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2014	2013	2012
Cash paid for interest	$78.1	$110.7	$130.6
Cash paid for income taxes, net of refunds [1]	103.9	111.8	95.7

1	Refunds of $21.3, $15.0 and $23.5 were received for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 6:  Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2014 and 2013 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2012	$3,074.6	$506.0	$3,580.6
Current year acquisitions	58.8	16.5	75.3
Foreign currency and other	(24.1)	(2.8)	(26.9)
Balance as of December 31, 2013	$3,109.3	$519.7	$3,629.0
Current year acquisitions	95.2	40.9	136.1
Foreign currency and other	(83.7)	(12.2)	(95.9)
Balance as of December 31, 2014	$3,120.8	$548.4	$3,669.2

1	For all periods presented we have not recorded a goodwill impairment charge.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets are comprised of both assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily consist of customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2014, 2013 and 2012 was $29.4, $26.8 and $23.4, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2014,

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

2013 and 2012. During 2014 and 2013, we recorded approximately $48.6 and $21.5 of intangible assets related to our acquisitions in the respective year.
The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2014			2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$255.8	$(139.3)	$116.5	$228.1	$(119.8)	$108.3
Trade names	71.0	(22.8)	48.2	64.5	(19.2)	45.3
Other	14.1	(3.8)	10.3	14.0	(3.8)	10.2
Total	$340.9	$(165.9)	$175.0	$306.6	$(142.8)	$163.8

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2014 is listed below.

	2015	2016	2017	2018	2019
Estimated amortization expense	$37.2	$34.7	$22.7	$12.8	$12.1

Note 7:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2014	2013	2012
Domestic	$387.7	$255.3	$386.9
Foreign	333.0	212.7	287.9
Total	$720.7	$468.0	$674.8
The provision for income taxes is listed below.

	Years ended December 31,
	2014	2013	2012
U.S. federal income taxes (including foreign withholding taxes):
Current	$8.0	$46.9	$9.4
Deferred	130.7	25.2	118.1
	138.7	72.1	127.5
State and local income taxes:
Current	9.7	(14.7)	17.1
Deferred	23.8	24.7	25.3
	33.5	10.0	42.4
Foreign income taxes:
Current	115.3	79.6	83.2
Deferred	(71.0)	19.5	(39.8)
	44.3	99.1	43.4
Total	$216.5	$181.2	$213.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$252.3	$163.8	$236.2
	21.4	6.5	27.3
Impact of foreign operations, including withholding taxes	1.7	30.5	8.4
Change in net valuation allowance [1]	(66.0)	3.2	(57.3)
Worthless securities deduction	0.0	(22.2)	0.0
Increases in unrecognized tax benefits, net	5.2	0.0	24.1
Other	1.9	(0.6)	(25.4)
Provision for income taxes	$216.5	$181.2	$213.3
Effective income tax rate on operations	30.0%	38.7%	31.6%

1	Reflects changes in valuation allowance that impacted the effective income tax rate for each year presented.
In 2014, our effective income tax rate of 30.0% was positively impacted from changes to our valuation allowances of $66.0 million. The primary drivers of the net change were associated with a valuation allowance reversal of $124.8 in one jurisdiction partially offset by the establishment of a valuation allowance of $57.2 in another jurisdiction, both in Continental Europe. In addition, our effective income tax rate was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2014	2013
Postretirement/post-employment benefits	$27.4	$32.5
Deferred compensation	191.2	187.2
Pension costs	41.4	31.1
Basis differences in fixed assets	(38.5)	(4.1)
Rent	45.8	50.7
Interest	60.9	60.7
Accruals and reserves	34.8	39.6
Allowance for doubtful accounts	10.8	10.8
Basis differences in intangible assets	(412.3)	(402.2)
Investments in equity securities	(2.6)	48.6
Tax loss/tax credit carry forwards	404.4	443.6
Restructuring and other reorganization-related costs	(0.3)	2.6
Other	59.2	60.5
Total deferred tax assets, net	422.2	561.6
Valuation allowance	(332.2)	(467.3)
Net deferred tax assets	$90.0	$94.3
We evaluate the realizability of our deferred tax assets on a quarterly basis. The realization of our deferred tax assets is primarily dependent on future earnings. The amount of the deferred tax assets considered realizable could be reduced or increased in the near future if estimates of future taxable income are lower or greater than anticipated. A valuation allowance is established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is negative evidence, establishment of a valuation allowance is considered. The factors used in assessing valuation allowances include all available evidence, such as past operating results, estimates of future taxable income and the feasibility of tax planning strategies. We believe that cumulative losses in the most recent three-year period represent significant negative evidence, and as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was recognized relate primarily to state and foreign tax loss carryforwards.

The change in the valuation allowance is listed below.

	Years ended December 31,
	2014	2013	2012
Balance at beginning of period	$467.3	$392.9	$489.9
(Reversed) charged to costs and expenses	(72.8)	65.2	(49.5)
(Reversed) charged to gross tax assets and other accounts	(62.3)	9.2	(47.5)
Balance at end of period	$332.2	$467.3	$392.9
In 2014, the net decrease was primarily related to a reversal of a valuation allowance for a deferred tax asset of $124.8, where we believe it is now "more likely than not" that the corresponding tax losses will be utilized over an extended period of time, based on implementing an internal financing tax action plan. This was partially offset by the establishment of a valuation allowance of $57.2, where we believe it is no longer "more likely than not" that the corresponding tax losses will be utilized, based on forecasted income not exceeding historical cumulative losses. The amounts charged to gross tax assets and other accounts relate primarily to the effect of foreign currency translation and a reduction to the valuation allowance related to the write-down of a corresponding deferred tax asset.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2014, there are $1,263.1 of loss carryforwards. These loss carryforwards are all non-U.S. tax loss carryforwards, of which $1,053.4 have unlimited carryforward periods and $209.7 have expiration periods from 2015 to 2033. As of December 31, 2014, the Company also had $60.3 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2015 and 2034.
As of December 31, 2014 and 2013, we had $2,214.2 and $1,959.8, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.
The table below summarizes the activity related to our unrecognized tax benefits.

	December 31,
	2014	2013	2012
Balance at beginning of period	$219.2	$194.6	$161.0
Increases as a result of tax positions taken during a prior year	29.0	8.3	28.2
Decreases as a result of tax positions taken during a prior year	(16.3)	(1.9)	(6.8)
Settlements with taxing authorities	(1.1)	(34.9)	(0.7)
Lapse of statutes of limitation	(4.1)	(10.6)	(1.1)
Increases as a result of tax positions taken during the current year	11.3	63.7	14.0
Balance at end of period	$238.0	$219.2	$194.6

Included in the total amount of unrecognized tax benefits of $238.0 as of December 31, 2014, is $213.5 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2014 and 2013 is $15.3 and $11.9, respectively, of which a detriment of $5.4 and $2.8 is included in our 2014 and 2013 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
In 2013, we settled the 2002-2006 NYS audit cycle. The settlement resulted in a minor cash payment and our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits.
We have various tax years under examination by tax authorities in the U.S., in various countries, and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We believe our tax reserves are adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjust our reserves as additional information or events require.
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

Note 8: Restructuring and Other Reorganization-Related Charges (Reversals), net
The components of restructuring and other reorganization-related charges (reversals), net are listed below.

	Years ended December 31,
	2014	2013	2012
Severance and termination costs	$0.1	$55.9	$0.0
Lease termination costs	0.1	4.2	(1.1)
Other exit costs	0.0	0.5	(0.1)
Total restructuring and other reorganization-related charges (reversals), net	$0.2	$60.6	$(1.2)

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

2013 Restructuring Plan
In the fourth quarter of 2013, we implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. In connection with this initiative, we identified and initiated restructuring actions resulting in pre-tax charges in 2013 of $61.2 related to the 2013 Plan, comprised of severance and termination costs of $55.9, lease termination costs of $4.8, and other exit costs of $0.5. In 2014, we recorded an additional $0.1 of net restructuring charges related to the 2013 Plan. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity is listed below.

	December 31, 2013	Net Restructuring Charges	Cash Payments	Foreign Currency Translation Adjustment	December 31, 2014
Severance and termination costs	$46.5	$0.1	$(41.8)	$(0.4)	$4.4
Lease termination costs	3.9	0.0	(1.2)	(0.1)	2.6
Other exit costs	0.5	0.0	(0.5)	0.0	0.0
Total	$50.9	$0.1	$(43.5)	$(0.5)	$7.0
Net restructuring charges related to the 2013 Plan for the year ended December 31, 2014 were comprised of net charges of approximately $0.3 at IAN and net reversals of approximately $0.2 at CMG.
Prior Restructuring Plans
The 2007, 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") with current year activity included net charges (reversals) that are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions. For the years ended December 31, 2014, 2013 and 2012, the Prior Restructuring Plans incurred net restructuring and other reorganization-related charges of $0.1 and net reversals of $0.6 and $1.2, respectively. As of December 31, 2014, the remaining liability for the Prior Restructuring Plans was $1.1.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2012	$(130.1)	$0.8	$(12.7)	$(146.0)	$(288.0)
Other comprehensive (loss) income before reclassifications	(113.0)	0.8	0.0	(19.7)	(131.9)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.6)	(1.2)	1.0	9.5	8.7
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive (loss) income before reclassifications	(191.7)	0.7	(0.6)	(55.0)	(246.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	(0.3)	1.4	20.9	21.1
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Amounts reclassified from accumulated other comprehensive loss, net of tax for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years ended December 31,
	2014	2013	2012	Affected Line Item in the Consolidated Statements of Operations
Foreign currency translation adjustments	$(0.9)	$0.0	$0.0	Other (expense) income, net
Gains (losses) on available-for-sale securities	0.0	(1.4)	0.7	Other (expense) income, net
Losses on derivative instruments	1.9	1.7	0.3	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	10.5	10.8	8.4
Tax effect	9.6	(2.4)	10.3	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$21.1	$8.7	$19.7

1	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 12 for further information

Note 10:  Incentive Compensation Plans
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

	Years ended December 31,
	2014	2013	2012
Stock options	$2.1	$3.7	$5.4
Stock-settled awards	10.0	9.8	14.9
Cash-settled awards	0.6	1.5	3.9
Performance-based awards	42.2	29.6	24.5
Employee stock purchase plan	0.6	0.6	0.6
Other [1]	1.2	0.8	1.1
Stock-based compensation expense	$56.7	$46.0	$50.4
Tax benefit	$20.6	$17.6	$19.7

1	Represents charges recorded for severance expense related to stock-based compensation awards.

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
The following tables are a summary of stock option activity during 2014.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2014	9.4	$10.24
Exercised	(1.7)	12.01
Expired	(0.3)	14.16
Stock options outstanding as of December 31, 2014	7.4	9.70	4.1	$82.1
Stock options vested and expected to vest as of December 31, 2014	7.4	9.69	4.1	$82.0
Stock options exercisable as of December 31, 2014	6.8	9.44	3.7	$76.7

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Non-vested as of January 1, 2014	1.5	$4.21
Vested	(0.9)	4.25
Non-vested as of December 31, 2014	0.6	4.16	7.9	$3.8
There were 1.7, 5.2 and 1.2 stock options exercised in 2014, 2013 and 2012, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $10.7, $26.2 and $2.0, respectively. The cash received from the stock options exercised in 2014, 2013 and 2012 was $25.2, $59.5 and $11.7, respectively. As of December 31, 2014, there was $1.2 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 0.9 years.
We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. There were no stock options granted during the year ended December 31, 2014. The weighted-average grant-date fair value per option during the years ended December 31, 2013 and 2012 was $4.14 and $4.24, respectively.
The fair value of each option grant has been estimated with the following weighted-average assumptions.

	Years ended December 31,
	2014	2013	2012
Expected volatility [1]	—	40.2%	43.8%
Expected term (years) [2]	—	6.9	6.8
Risk free interest rate [3]	—	1.3%	1.3%
Expected dividend yield [4]	—	2.4%	2.1%

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

3	The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

4	The expected dividend yield is calculated based on an annualized dividend of $0.38 per share in 2014, $0.30 per share in 2013 and $0.24 per share in 2012.

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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2014 and 2013.

	Years ended December 31,
	2014	2013	2012
Stock-Settled Awards:
Awards granted	1.2	1.1	0.9
Weighted-average grant-date fair value (per award)	$17.77	$13.51	$11.43
Total fair value of vested awards distributed	$12.6	$35.4	$63.5
Cash-Settled Awards:
Awards granted	0.1	0.1	0.1
Weighted-average grant-date fair value (per award)	$18.20	$16.35	$10.94
Total fair value of vested awards distributed	$0.6	$5.4	$11.1
Performance-Based Awards:
Awards granted	3.5	1.5	1.8
Weighted-average grant-date fair value (per award)	$16.56	$11.97	$10.61
Total fair value of vested awards distributed	$15.3	$0.2	$11.5
In conjunction with common stock dividends declared in 2014 and 2013, we accrued dividends of $0.8 and $0.7, respectively, on non-vested stock-settled awards and paid $0.5 and $1.5 for stock-settled awards that vested during 2014 and 2013, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2014 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2014	1.9	$12.54	0.1	$12.03	4.1	$11.71
Granted	1.2	17.77	0.1	18.20	3.5	16.56
Vested	(0.8)	12.15	(0.1)	8.36	(0.9)	12.24
Forfeited	(0.1)	12.53	0.0	0.00	(0.9)	12.76
Non-vested as of December 31, 2014	2.2	15.47	0.1	16.99	5.8	14.39
Total unrecognized compensation expense remaining	$14.3		$1.4		$58.1
Weighted-average years expected to be recognized over	1.6		2.0		2.0
During 2014, 2013 and 2012, additional performance cash awards with a total target value of $2.9, $35.6 and $33.6, respectively, were awarded under the 2014 PIP and 2009 PIP and will be settled in shares upon vesting, which is three years from the grant date. The total fair value of the vested awards distributed during the years ended December 31, 2014 and 2013 was $19.8 and

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

$17.4, respectively. As of December 31, 2014, there was $13.1 of total unrecognized compensation expense related to these awards, which is expected to be recognized over a remaining weighted-average period of 1.1 years.
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2014, which resulted in an increase to our estimated forfeiture rate, as our review of our actual forfeitures indicated a higher level of forfeitures than previously assumed.

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

Cash Awards
During the years ended December 31, 2014, 2013 and 2012, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $5.8, $4.6 and $2.7, respectively, and we recognized $3.1, $4.0 and $10.9, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2014, 2013 and 2012, the Compensation Committee granted performance awards to be settled in cash under the 2014 PIP and 2009 PIP with a total target value of $33.0, $47.4, and $37.4, respectively, and we recognized $27.3, $18.3 and $18.9, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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

Employee Stock Purchase Plans
The Interpublic Group of Companies Employee Stock Purchase Plan (the “ESPP Plan”) became active April 1, 2007. Under the ESPP Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the ESPP Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the ESPP Plan, of which 2.8 shares have been issued through December 31, 2014.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2014 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$901.4	$0.0	$0.0	$901.4	Cash and cash equivalents
Short-term marketable securities	6.6	0.0	0.0	6.6	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other assets
Total	$908.5	$0.0	$0.0	$908.5

As a percentage of total assets	7.1%	0.0%	0.0%	7.1%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$32.8	$32.8

	December 31, 2013				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$761.2	$0.0	$0.0	$761.2	Cash and cash equivalents
Short-term marketable securities	5.3	0.0	0.0	5.3	Marketable securities
Long-term investments	1.6	0.0	0.0	1.6	Other assets
Total	$768.1	$0.0	$0.0	$768.1

As a percentage of total assets	6.0%	0.0%	0.0%	6.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$27.0	$27.0

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

	Years ended December 31,
Liabilities	2014	2013
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$27.0	$25.3
Level 3 additions	5.6	0.2
Level 3 reductions	(0.8)	0.0
Realized losses included in net income	1.0	1.5
Foreign currency translation	0.0	0.0
Mandatorily redeemable noncontrolling interests - Balance at end of period	$32.8	$27.0
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Gross unrealized and realized gains and losses for our long-term investments and short-term marketable securities were not material for the years ended December 31, 2014, 2013 and 2012.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,566.0	80.4	$1,646.4
Our long-term debt is comprised of senior notes and other notes payable.  The fair value of our senior notes traded over-the-counter is based on quoted prices for such securities, but which fair value can also be derived from inputs that are readily observable. Therefore, these senior notes are classified as Level 2 within the fair value hierarchy.  Our other notes payable are not actively traded and their fair value is not solely derived from readily observable inputs. Thus, the fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore is classified as Level 3 within the fair value hierarchy.  See Note 2 for further information on our long-term debt.

Non-financial Instruments that are Measured at Fair Value on a Recurring Basis
Certain non-financial instruments are measured at fair value on a recurring basis, primarily accrued restructuring charges. Accrued restructuring charges were $8.1 and $52.2 for the years ended December 31, 2014 and 2013, respectively. These charges were valued using our internal estimates based upon a discounted cash flow model and are classified as Level 3 in the fair value hierarchy.

Non-financial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial instruments are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and property and equipment. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.

Note 12:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan (the “Domestic Pension Plan”) that consists of approximately 4,000 participants and has been closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 2,200 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

December 31,	2014	2013	2014	2013	2014	2013
Benefit Obligation
Projected benefit obligation as of January 1	$133.1	$140.6	$569.9	$532.4	$37.9	$46.6
Service cost	0.0	0.0	10.3	9.9	0.1	0.1
Interest cost	6.2	5.5	23.4	21.7	1.7	1.6
Benefits paid	(10.4)	(10.4)	(24.1)	(23.8)	(5.6)	(6.4)
Plan participant contributions	0.0	0.0	0.6	0.5	1.5	1.7
Actuarial losses (gains)	18.0	(2.6)	55.7	25.0	4.4	(5.7)
Settlements and curtailments	0.0	0.0	(4.0)	(3.1)	0.0	0.0
Foreign currency effect	0.0	0.0	(42.8)	8.1	0.0	0.0
Other	0.0	0.0	0.5	(0.8)	(0.5)	0.0

Projected benefit obligation as of December 31	$146.9	$133.1	$589.5	$569.9	$39.5	$37.9

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$109.6	$115.7	$398.5	$381.7	$0.0	$0.0
Actual return on plan assets	9.6	3.8	44.7	19.5	0.0	0.0
Employer contributions	2.7	0.5	25.7	18.3	4.1	4.7
Plan participant contributions	0.0	0.0	0.6	0.5	1.5	1.7
Benefits paid	(10.4)	(10.4)	(24.1)	(23.8)	(5.6)	(6.4)
Settlements	0.0	0.0	(4.0)	(2.7)	0.0	0.0
Foreign currency effect	0.0	0.0	(25.9)	5.0	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$111.5	$109.6	$415.5	$398.5	$0.0	$0.0

Funded status of the plans at December 31	$(35.4)	$(23.5)	$(174.0)	$(171.4)	$(39.5)	$(37.9)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2014	2013	2014	2013	2014	2013
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$8.3	$8.0	$0.0	$0.0
Current liability	0.0	0.0	(8.0)	(7.6)	(4.0)	(4.2)
Non-current liability	(35.4)	(23.5)	(174.3)	(171.8)	(35.5)	(33.7)

Net liability recognized	$(35.4)	$(23.5)	$(174.0)	$(171.4)	$(39.5)	$(37.9)

Accumulated benefit obligation	$146.9	$133.1	$566.2	$540.9

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss (gain)	$56.1	$47.0	$161.0	$141.0	$2.9	$(1.5)
Prior service cost (credit)	0.0	0.0	1.1	1.5	(0.4)	(0.1)
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0

Total amount recognized	$56.1	$47.0	$162.1	$142.5	$2.5	$(1.6)

In 2015, we estimate that we will recognize $8.2 and $4.6 of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to our domestic pension plan and significant foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2014	2013	2014	2013
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$146.9	$133.1	$577.1	$553.2
Aggregate accumulated benefit obligation	146.9	133.1	559.5	528.7
Aggregate fair value of plan assets	111.5	109.6	395.8	374.7

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$0.0	$0.0	$0.0	$10.3	$9.9	$10.2	$0.1	$0.1	$0.2
Interest cost	6.2	5.5	6.3	23.4	21.7	21.9	1.7	1.6	2.3
Expected return on plan assets	(7.3)	(7.7)	(7.7)	(24.7)	(19.2)	(18.2)	0.0	0.0	0.0
Settlement and curtailment losses (gains)	0.0	0.0	0.0	0.5	(0.1)	0.7	0.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.2
Prior service cost (credit)	0.0	0.0	0.0	0.2	0.2	0.2	(0.2)	(0.1)	(0.1)
Unrecognized actuarial losses	6.6	7.9	6.4	3.4	2.8	1.0	0.0	0.0	0.0
Net periodic cost	$5.5	$5.7	$5.0	$13.1	$15.3	$15.8	$1.6	$1.6	$2.6

Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net periodic cost
Discount rate	4.85%	4.00%	5.00%	4.29%	4.32%	5.00%	4.85%	4.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A	3.97%	3.57%	3.66%	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.25%	6.18%	5.24%	5.02%	N/A	N/A	N/A
Benefit obligation
Discount rate	4.15%	4.85%	4.00%	3.41%	4.29%	4.32%	4.00%	4.85%	4.00%
Rate of compensation increase	N/A	N/A	N/A	2.98%	3.97%	3.57%	N/A	N/A	N/A
Health care cost trend rate assumed for next year
Initial rate (weighted-average)							7.00%	7.50%	8.00%
Year ultimate rate is reached							2019	2019	2019
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2014, 2013 and 2012, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.

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

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 11 for a description of the fair value hierarchy.

	December 31, 2014				December 31, 2013
Asset Class	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds	$18.8	$372.6	$40.1	$431.5	$22.2	$359.1	$25.4	$406.7
Insurance contracts	0.0	19.3	0.0	19.3	0.0	22.0	0.0	22.0
Limited partnerships	0.0	0.0	32.1	32.1	0.0	0.0	36.1	36.1
Other	42.4	1.4	0.3	44.1	40.2	2.5	0.6	43.3
Total	$61.2	$393.3	$72.5	$527.0	$62.4	$383.6	$62.1	$508.1
Investment funds include mutual funds, common/collective trusts, hedge funds and other commingled assets that are invested primarily in equity and fixed income securities. Mutual funds, which are publicly traded, are primarily valued using recently reported sales prices. All other investment funds, which are not publicly traded, are valued based on the net asset value of shares held by the plan at year end, which reflects the fair value of the underlying investments. Insurance contracts are valued based on the cash surrender value of the contract. Limited partnerships are invested primarily in equity and fixed income securities. Other investments primarily include cash and cash equivalents, equity securities, derivatives and fixed income securities such as government and investment-grade corporate bonds.
The following table presents additional information about our domestic and foreign pension plan assets for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2014				Year ended December 31, 2013
	Investment Funds	Limited Partnerships	Other	Total	Investment Funds	Limited Partnerships	Other	Total
Balance at beginning of period	$25.4	$36.1	$0.6	$62.1	$48.2	$39.8	$0.3	$88.3
Actual return on assets:
Assets sold during the year	0.2	0.2	0.0	0.4	0.6	0.0	0.0	0.6
Assets still held at year end	(0.7)	(0.3)	(0.3)	(1.3)	1.9	(2.9)	0.2	(0.8)
Net purchases, sales and settlements	15.2	(3.9)	0.0	11.3	(25.3)	(0.8)	0.1	(26.0)
Balance at end of period	$40.1	$32.1	$0.3	$72.5	$25.4	$36.1	$0.6	$62.1

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2014, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2015 Target Allocation	2014	2013
Equity securities	24%	22%	24%
Fixed income securities	48%	46%	43%
Real estate	6%	5%	5%
Other	22%	27%	28%
Total	100%	100%	100%

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Flows
During 2014, we contributed $2.7 and $25.7 of cash to our domestic and foreign pension plans, respectively. For 2015, we expect to contribute approximately $3.0 and $24.0 of cash to our domestic and foreign pension plans, respectively.
The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2015	$10.6	$22.4	$4.4
2016	10.4	24.2	4.2
2017	10.1	25.6	4.1
2018	9.9	26.1	3.9
2019	9.6	30.7	3.7
2020 - 2024	44.6	148.0	15.1
The estimated future payments for our domestic postretirement benefit plan is before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
The following federal subsidies are expected to be received in the years indicated below.

Years	Domestic Postretirement Benefit Plan
2015	$0.4
2016	0.4
2017	0.4
2018	0.4
2019	0.4
2020 - 2024	2.4

Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2014, 2013 and 2012 were $43.0, $37.7 and $35.6, respectively. Expense includes a discretionary Company contribution of $5.2, $4.9 and $4.8 offset by participant forfeitures of $3.6, $3.3 and $3.0 in 2014, 2013 and 2012, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $42.4, $36.9 and $34.0 to these plans in 2014, 2013 and 2012, respectively.

Deferred Compensation and Benefit Arrangements
We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2014 and 2013, the deferred compensation liability balance was $97.7 and $92.7, respectively. Amounts expensed for deferred compensation arrangements in 2014, 2013 and 2012 were $9.8, $13.4 and $9.8, respectively.
We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $153.2 and $166.2 as of December 31, 2014 and 2013, respectively. Amounts expensed for deferred benefit arrangements in 2014, 2013 and 2012 were $10.8, $14.0 and $15.0, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2014 and 2013, the cash surrender value of these policies was $165.6 and $162.3, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2014 and 2013, the value of such investments in the trust was $8.5 and $7.7, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Income replacement benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2014 and 2013. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to age 65, and accordingly, we have recorded an obligation of $8.0 and $10.5 as of December 31, 2014 and 2013, respectively.

Note 13:  Segment Information
As of December 31, 2014, we have two reportable segments, which are IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), Lowe and Partners, IPG Mediabrands, our digital specialist agencies, and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.
Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. Our digital specialist agencies provide unique digital capabilities and service their own client rosters while also serving as key digital partners. In addition, our domestic integrated agencies, including Hill Holliday, Carmichael Lynch, Dailey, Tierney and Mullen, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.
CMG, which includes Weber Shandwick, Cassidy, DeVries, Golin, FutureBrand, Jack Morton, and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN; however, on an aggregate basis, CMG has a higher proportion of arrangements for which they act as principal, a different distribution model than IAN and different margin structure.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table.

	Years ended December 31,
	2014	2013	2012
Revenue:
IAN	$6,097.3	$5,795.6	$5,728.5
CMG	1,439.8	1,326.7	1,227.7
Total	$7,537.1	$7,122.3	$6,956.2

Segment operating income:
IAN	$777.1	$662.1	$700.2
CMG	161.0	137.6	114.2
Corporate and other	(149.5)	(140.8)	(137.3)
Total	788.6	658.9	677.1

Restructuring and other reorganization-related (charges) reversals, net	(0.2)	(60.6)	1.2
Interest expense	(84.9)	(122.7)	(133.5)
Interest income	27.4	24.7	29.5
Other (expense) income, net	(10.2)	(32.3)	100.5
Income before income taxes	$720.7	$468.0	$674.8

Depreciation and amortization of fixed assets and intangible assets:
IAN	$124.6	$126.0	$119.7
CMG	18.4	15.6	14.4
Corporate and other	20.0	15.8	13.6
Total	$163.0	$157.4	$147.7

Capital expenditures:
IAN	$92.1	$109.0	$97.5
CMG	11.6	18.5	26.7
Corporate and other	45.0	45.5	45.0
Total	$148.7	$173.0	$169.2

	December 31,
	2014	2013
Total assets:
IAN	$11,111.2	$11,425.1
CMG	1,316.5	1,203.8
Corporate and other	319.5	276.1
Total	$12,747.2	$12,905.0

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2014	2013	2012	2014	2013
Domestic	$4,184.0	$3,972.6	$3,803.6	$572.9	$545.7
International:
United Kingdom	688.3	568.3	572.0	56.7	60.8
Continental Europe	804.7	800.6	823.1	66.4	79.6
Asia Pacific	922.5	868.9	838.1	102.2	88.8
Latin America	470.4	464.5	450.1	69.2	72.3
Other	467.2	447.4	469.3	32.4	37.1
Total International	3,353.1	3,149.7	3,152.6	326.9	338.6
Total Consolidated	$7,537.1	$7,122.3	$6,956.2	$899.8	$884.3
Revenue is primarily attributed to geographic areas based on where the services are performed. Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

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

	Years ended December 31,
	2014	2013	2012
Gross rent expense	$357.7	$366.1	$358.5
Third-party sublease rental income	(6.1)	(16.1)	(17.5)
Net rent expense	$351.6	$350.0	$341.0

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2015	$328.4	$(8.4)	$320.0
2016	288.9	(2.8)	286.1
2017	248.3	(1.1)	247.2
2018	222.3	(0.1)	222.2
2019	198.9	0.0	198.9
Thereafter	845.1	0.0	845.1
Total	$2,131.9	$(12.4)	$2,119.5

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $580.4 and $588.1 as of December 31, 2014 and 2013, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $329.2 and $279.6 as of December 31, 2014 and 2013, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2014, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total
Deferred acquisition payments	$60.3	$21.3	$49.1	$7.9	$10.8	$0.9	$150.3
Redeemable noncontrolling interests and call options with affiliates [1]	35.4	65.0	37.0	7.8	10.5	7.0	162.7
Total contingent acquisition payments	95.7	86.3	86.1	15.7	21.3	7.9	313.0
Less: cash compensation expense included above	1.9	1.6	0.7	0.0	0.0	0.0	4.2
Total	$93.8	$84.7	$85.4	$15.7	$21.3	$7.9	$308.8

1
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2014. These estimated payments of $20.5 are included within the total payments expected to be made in 2015, and will continue to be carried forward into 2016 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

The majority of payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revision in accordance with the terms of the respective agreements. See Note 4 for further information relating to the payment structure of our acquisitions.

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

Note 15:  Recent Accounting Standards

Extraordinary and Unusual Items
In January 2015, the Financial Accounting Standards Board ("FASB") issued amended guidance which eliminates the concept of extraordinary items from generally accepted accounting principles. This amendment is effective beginning January 1, 2016, and may be applied retrospectively or prospectively. Early adoption is permitted. Prior to this amendment, an entity was required to separately classify and present an event or transaction that was determined to be both unusual in nature and infrequent in occurrence as an extraordinary item, net of tax, after income from continuing operations in the income statement. Upon adopting this amended guidance, a material event or transaction that an entity considers to be unusual or infrequent, or both, may still be presented separately but will now be presented on a pre-tax basis within income from continuing operations or disclosed in the notes to the financial statements. We plan to early adopt this guidance for the quarter ending March 31, 2015. The adoption of this amended guidance will not have an impact on our Consolidated Financial Statements.

Going Concern
In August 2014, the FASB issued amended guidance which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation is only an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.

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

Discontinued Operations
In April 2014, the FASB issued amended guidance which changes the criteria for reporting a discontinued operation, which will be effective for us beginning January 1, 2015 and applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The amended guidance limits reporting on discontinued operations involving disposals of an entity's components that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amended guidance also expands the definition of a discontinued operation to include disposals of equity method investments and a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. The amended guidance also requires enhanced disclosure requirements related to discontinued operations as well as additional disclosures regarding individually significant disposals that do not qualify for discontinued operations reporting. We early adopted the amended guidance for the quarter ended June 30, 2014. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 16:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$1,637.5	$1,543.0	$1,851.4	$1,756.2	$1,841.1	$1,700.4	$2,207.1	$2,122.7
Salaries and related expenses	1,188.6	1,132.1	1,170.2	1,120.2	1,195.2	1,093.6	1,266.4	1,199.6
Office and general expenses	461.1	453.4	484.7	460.9	474.7	465.5	507.6	538.1
Restructuring and other reorganization-related (reversals) charges, net	(0.5)	(0.1)	0.7	0.3	(0.1)	(0.2)	0.1	60.6
Operating (loss) income	(11.7)	(42.4)	195.8	174.8	171.3	141.5	433.0	324.4
Other income (expense), net [1]	1.7	1.8	(11.2)	4.8	(0.6)	(46.6)	(0.1)	7.7
Total (expenses) and other income [1]	(12.3)	(28.6)	(27.2)	(26.9)	(13.8)	(64.5)	(14.4)	(10.3)
(Benefit of) provision for income taxes [2]	(1.7)	(12.4)	65.3	62.0	65.0	28.4	87.9	103.2
Net (loss) income	(22.4)	(58.5)	103.7	86.1	92.8	49.2	331.3	212.1
Net (loss) income available to IPG common stockholders [2]	$(20.9)	$(59.2)	$99.4	$79.9	$89.7	$45.4	$308.9	$193.1
(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.05)	$(0.14)	$0.24	$0.19	$0.21	$0.11	$0.75	$0.45
Diluted	$(0.05)	$(0.14)	$0.23	$0.18	$0.21	$0.11	$0.73	$0.44

Dividends declared per common stock	$0.095	$0.075	$0.095	$0.075	$0.095	$0.075	$0.095	$0.075

1
The three months ended June 30, 2014 included a pre-tax loss of $10.4, related to our early extinguishment of debt. The three months ended September 30, 2013 included a pre-tax loss of $45.2, related to our early extinguishment of debt.

2	The three months ended December 31, 2014 included a tax benefit of $67.6 due to the net reversal of valuation allowances on deferred tax assets in Continental Europe.

Note 17:  Subsequent Events
In February 2015, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2015 Share Repurchase Program"). The authorization for repurchases under the 2015 Share Repurchase Program is in addition to any amounts remaining available for repurchase under the 2014 Share Repurchase Program. See Note 5 for further information on the 2014 Share Repurchase Program. We may effect such repurchases under the 2015 Share Repurchase Program through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and other funding requirements. There is no expiration date associated with the share repurchase programs.
We also announced in February 2015, that our Board had declared a common stock cash dividend of 0.12 per share, payable on March 16, 2015 to holders of record as of the close of business on March 2, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2014. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2014, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Principal Committees of The Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification
In 2014, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2014, which is provided in the following table.
Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)[1,2,3]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)[4]
Equity Compensation Plans Approved by Security Holders	15,563,666	9.70	41,661,517
Equity Compensation Plans Not Approved by Security Holders	None

1
Included a total of 5,866,475 performance-based share awards made under the 2009 and 2014 Performance Incentive Plans representing the target number of shares of Common Stock to be issued to employees following the completion of the 2012-2014 performance period (the “2014 LTIP Share Awards”), the 2013-2015 performance period (the “2015 LTIP Share Awards”) and the 2014-2016 performance period (the “2016 LTIP Share Awards”), respectively. The computation of the weighted-average exercise price in column (b) of this table does not take the 2014 LTIP Share Awards, the 2015 LTIP Share Awards or the 2016 LTIP Share Awards into account.

2
Included a total of 98,877 restricted share units and performance-based awards (“Share Unit Awards”) which may be settled in shares of Common Stock or cash. The computation of the weighted-average exercise price in column (b) of this table does not take the Share Unit Awards into account. Each Share Unit Award actually settled in cash will increase the number of shares of Common Stock available for issuance shown in column (c).

3
IPG has issued restricted cash awards ("Performance Cash Awards"), half of which shall be settled in shares of Common Stock and half of which shall be settled in cash. Using the 2014 closing stock price of $20.77, the awards which shall be settled in shares of Common Stock represent rights to an additional 2,721,405 shares. These shares are not included in the table above.

4
Included (i) 29,045,044 shares of Common Stock available for issuance under the 2014 Performance Incentive Plan, (ii) 12,181,214 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2006) and (iii) 435,259 shares of Common Stock available for issuance under the 2009 Non-Management Directors’ Stock Incentive Plan.

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
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
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 23, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2015
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2015
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 23, 2015
Jocelyn Carter-Miller

/s/ Jill M. Considine	Director	February 23, 2015
Jill M. Considine

/s/ Richard A. Goldstein	Director	February 23, 2015
Richard A. Goldstein

/s/ H. John Greeniaus	Director	February 23, 2015
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 23, 2015
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 23, 2015
Dawn Hudson

/s/ William T. Kerr	Director	February 23, 2015
William T. Kerr

/s/ David M. Thomas	Director	February 23, 2015
David M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
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

4(iii)(B)
First Supplemental Indenture, dated as of March 2, 2012, to the 2012 Indenture, with respect to the 4.00% Senior Notes due 2022 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

4(iii)(C)
Second Supplemental Indenture, dated as of November 8, 2012, to the 2012 Indenture, with respect to the 2.25% Senior Notes due 2017 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

4(iii)(D)
Third Supplemental Indenture, dated as of November 8, 2012, to the 2012 Indenture, with respect to the 3.75% Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

4(iii)(E)
Fourth Supplemental Indenture between the Company and US Bank, as Trustee, dated as of April 3, 2014, is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2014.

10(i)(A)
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

Compensation Plans and Arrangements:

10(iii)(A)(32)	The Interpublic 2004 Performance Incentive Plan (the "2004 PIP") is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(33)	2004 PIP - Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(34)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

Exhibit No.	Description
10(iii)(A)(35)	Amendment No. 1 to the ESPP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

10(iii)(A)(36)	Amendment No. 2 to the ESPP is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(iii)(A)(37)
The Interpublic 2006 Performance Incentive Plan (the "2006 PIP") is incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(38)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(39)	2006 PIP - Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(40)
The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(41)	2009 PIP Restricted Stock Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(57) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.*

10(iii)(A)(42)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(43)	2009 PIP Performance Share Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(44)	2009 PIP Performance Share Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(45)
2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(46)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(47)	2009 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(48)	2009 PIP Performance Cash Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(49)	2009 PIP Performance Cash Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(50)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(89) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(51)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(52)
The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(53)	Amendment to the 2009 NMD Plan is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(54)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

Exhibit No.	Description
10(iii)(A)(55)
2009 NMD Plan Restricted Stock Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(56)	2009 NMD Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(57)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(58)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10(iii)(A)(59)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(60)	2014 PIP Restricted Stock Award Agreement.*

10(iii)(A)(61)	2014 PIP Performance Share Award Agreement.*

10(iii)(A)(62)	2014 PIP Performance Cash Award Agreement.*

10(iii)(A)(63)	The Interpublic Group Executive Performance (162(m)) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(64)
The Interpublic Executive Severance Plan, amended and restated, effective August 1, 2014, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 24, 2014.*

10(iii)(A)(65)
The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(66)
Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(67)
Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(68)
The Interpublic Senior Executive Retirement Income Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(2) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 24, 2014.*

10(iii)(A)(69)
The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(70)
Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(71)
Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(72)
The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Quarterly Report on Form 10-Q of The Interpublic Group of Companies, Inc. (the “Company”), filed with the Securities and Exchange Commission (“SEC”) on July 24, 2014.*

10(iii)(A)(73)
Description of Changes to the Compensation of Board Committee Chairs and Presiding Director is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(74)
Description of the Change in Compensation for Non-Management Directors and Board Committee Chairs is incorporated by reference to Exhibit 10(iii)(A)(73) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(75)
Description of the Changes to the Compensation of Non-Management Directors and the Corporate Governance Committee Chair is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

Exhibit No.	Description
12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2014.

*	Management contracts and compensation plans and arrangements.