Form 10-Q
period 2015-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2015-04-24
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of April 15, 2015 was 412,937,333.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2015	2014
REVENUE	$1,676.0	$1,637.5

OPERATING EXPENSES:
Salaries and related expenses	1,215.2	1,188.6
Office and general expenses	453.0	460.6
Total operating expenses	1,668.2	1,649.2

OPERATING INCOME (LOSS)	7.8	(11.7)

EXPENSES AND OTHER INCOME:
Interest expense	(20.9)	(20.2)
Interest income	7.2	6.2
Other income, net	0.3	1.7
Total (expenses) and other income	(13.4)	(12.3)

Loss before income taxes	(5.6)	(24.0)
Benefit of income taxes	(1.4)	(1.7)
Loss of consolidated companies	(4.2)	(22.3)
Equity in net loss of unconsolidated affiliates	0.0	(0.1)
NET LOSS	(4.2)	(22.4)
Net loss attributable to noncontrolling interests	2.4	1.5
NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(1.8)	$(20.9)

Loss per share available to IPG common stockholders - basic and diluted	$0.00	$(0.05)

Weighted-average number of common shares outstanding - basic and diluted	411.1	422.8

Dividends declared per common share	$0.120	$0.095

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2015	2014
NET LOSS	$(4.2)	$(22.4)
OTHER COMPREHENSIVE LOSS

Foreign currency translation:
Foreign currency translation adjustments	(135.1)	(1.0)
Less: reclassification adjustments recognized in net loss	(0.5)	(0.9)
	(135.6)	(1.9)

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.2	0.1
Income tax effect	(0.3)	0.0
	(0.1)	0.1

Derivative instruments:
Changes in fair value of derivative instruments	0.0	(0.6)
Less: recognition of previously unrealized losses included in net loss	0.5	0.4
Income tax effect	(0.2)	0.1
	0.3	(0.1)

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	4.4	(0.3)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net loss	3.0	2.6
Other	0.1	(0.1)
Income tax effect	(0.9)	(0.6)
	6.6	1.6

Other comprehensive loss, net of tax	(128.8)	(0.3)
TOTAL COMPREHENSIVE LOSS	(133.0)	(22.7)
Less: comprehensive loss attributable to noncontrolling interests	(3.2)	(2.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO IPG	$(129.8)	$(20.6)

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS:
Cash and cash equivalents	$734.3	$1,660.6
Marketable securities	6.9	6.6
Accounts receivable, net of allowance of $57.2 and $59.5, respectively	3,781.4	4,376.6
Expenditures billable to clients	1,497.8	1,424.2
Other current assets	367.1	342.2
Total current assets	6,387.5	7,810.2
Property and equipment, net of accumulated depreciation of $1,057.6 and $1,070.0, respectively	523.3	548.2
Deferred income taxes	193.0	192.9
Goodwill	3,595.0	3,669.2
Other non-current assets	501.4	526.7
TOTAL ASSETS	$11,200.2	$12,747.2

LIABILITIES:
Accounts payable	$5,468.5	$6,558.0
Accrued liabilities	618.7	796.0
Short-term borrowings	135.7	107.2
Current portion of long-term debt	2.0	2.1
Total current liabilities	6,224.9	7,463.3
Long-term debt	1,620.6	1,623.5
Deferred compensation	473.2	527.9
Other non-current liabilities	694.0	723.9
TOTAL LIABILITIES	9,012.7	10,338.6

Redeemable noncontrolling interests	242.8	257.4

STOCKHOLDERS’ EQUITY:
Common stock	41.4	41.2
Additional paid-in capital	1,580.0	1,547.5
Retained earnings	1,126.2	1,183.3
Accumulated other comprehensive loss, net of tax	(764.7)	(636.7)
	1,982.9	2,135.3
Less: Treasury stock	(70.2)	(19.0)
Total IPG stockholders’ equity	1,912.7	2,116.3
Noncontrolling interests	32.0	34.9
TOTAL STOCKHOLDERS’ EQUITY	1,944.7	2,151.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,200.2	$12,747.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4.2)	$(22.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	38.7	40.5
Provision for uncollectible receivables	2.7	3.8
Amortization of restricted stock and other non-cash compensation	16.8	15.1
Net amortization of bond discounts and deferred financing costs	1.4	1.0
Deferred income tax benefit	(31.8)	(22.9)
Other	10.9	4.0
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	460.5	557.6
Expenditures billable to clients	(111.1)	(154.0)
Other current assets	(31.0)	(47.7)
Accounts payable	(946.1)	(905.6)
Accrued liabilities	(173.3)	(173.3)
Other non-current assets and liabilities	(30.4)	(21.8)
Net cash used in operating activities	(796.9)	(725.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.2)	(26.6)
Acquisitions, net of cash acquired	0.0	(22.1)
Other investing activities	0.2	1.6
Net cash used in investing activities	(20.0)	(47.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(51.2)	(44.9)
Common stock dividends	(49.3)	(40.2)
Acquisition-related payments	(2.4)	(3.3)
Distributions to noncontrolling interests	(1.2)	(5.7)
Net increase (decrease) in short term bank borrowings	34.3	(6.7)
Exercise of stock options	9.1	6.2
Excess tax benefit on share-based compensation	8.5	3.3
Other financing activities	1.1	0.6
Net cash used in financing activities	(51.1)	(90.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(58.3)	(2.3)
Net decrease in cash and cash equivalents	(926.3)	(865.8)
Cash and cash equivalents at beginning of period	1,660.6	1,636.8
Cash and cash equivalents at end of period	$734.3	$771.0
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	414.6	$41.2	$1,547.5	$1,183.3	$(636.7)	$(19.0)	$2,116.3	$34.9	$2,151.2
Net loss				(1.8)			(1.8)	(2.4)	(4.2)
Other comprehensive loss					(128.0)		(128.0)	(0.8)	(128.8)
Reclassifications related to redeemable noncontrolling interests								1.5	1.5
Distributions to noncontrolling interests								(1.2)	(1.2)
Change in redemption value of redeemable noncontrolling interests				(5.8)			(5.8)		(5.8)
Repurchase of common stock						(51.2)	(51.2)		(51.2)
Common stock dividends				(49.3)			(49.3)		(49.3)
Stock-based compensation	2.2	0.2	31.8				32.0		32.0
Exercise of stock options	0.9	0.1	9.1				9.2		9.2
Shares withheld for taxes	(0.8)	(0.1)	(17.0)				(17.1)		(17.1)
Excess tax benefit from stock-based compensation			8.5				8.5		8.5
Other			0.1	(0.2)			(0.1)		(0.1)
Balance at March 31, 2015	416.9	$41.4	$1,580.0	$1,126.2	$(764.7)	$(70.2)	$1,912.7	$32.0	$1,944.7

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2014 Annual Report on Form 10-K.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2015		December 31, 2014
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount of $0.4)	2.30%	$299.6	$303.6	$299.6	$301.2
4.00% Senior Notes due 2022 (less unamortized discount of $2.2)	4.13%	247.8	263.2	247.7	255.2
3.75% Senior Notes due 2023 (less unamortized discount of $1.2)	4.32%	498.8	512.1	498.8	499.8
4.20% Senior Notes due 2024 (less unamortized discount of $0.9)	4.24%	499.1	531.5	499.1	509.8
Other notes payable and capitalized leases		77.3	77.3	80.4	80.4
Total long-term debt		1,622.6		1,625.6
Less: current portion		2.0		2.1
Long-term debt, excluding current portion		$1,620.6		$1,623.5

1	See Note 11 for information on the fair value measurement of our long-term debt.
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
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2015.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Loss Per Share
The following sets forth basic and diluted loss per common share available to IPG common stockholders.

	Three months ended March 31,
	2015	2014
Net loss available to IPG common stockholders - basic and diluted	$(1.8)	$(20.9)
Weighted-average number of common shares outstanding - basic and diluted	411.1	422.8
Loss per share available to IPG common stockholders - basic and diluted	$0.00	$(0.05)
Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2015 and 2014 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders in each period presented.
The following table presents the potential shares excluded from the diluted loss per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2015	2014
Restricted stock, stock options and other equity awards	6.3	6.8

Note 4:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2015	December 31, 2014
Salaries, benefits and related expenses	$331.0	$510.6
Office and related expenses	52.3	51.5
Acquisition obligations	105.6	88.1
Interest	16.9	18.3
Restructuring and other reorganization-related	4.5	5.5
Other	108.4	122.0
Total accrued liabilities	$618.7	$796.0
Other Income, Net
Results of operations for the three months ended March 31, 2015 and 2014, include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2015	2014
(Losses) gains on sales of businesses and investments	$(0.1)	$0.8
Vendor discounts and credit adjustments	0.0	1.5
Other income (expense), net	0.4	(0.6)
Total other income, net	$0.3	$1.7
(Losses) Gains on Sales of Businesses and Investments – During the three months ended March 31, 2015 and 2014, the amounts recognized related primarily to the sales of businesses within our Integrated Agency Networks ("IAN") segment.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income (Expense), net – During the three months ended March 31, 2015, we recorded a gain on liquidation of an entity in the United Kingdom region within our Corporate and other segment. During the three months ended March 31, 2014, we recognized a loss related to the impairment of an investment in the Asia Pacific region within our IAN segment.

Share Repurchase Program
In February 2015, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2014.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Number of shares repurchased	2.5	2.6
Aggregate cost, including fees	$51.2	$44.9
Average price per share, including fees	$20.84	$17.17
As of March 31, 2015, $392.3 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

Redeemable Noncontrolling Interests
The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$257.4	$249.1
Change in related noncontrolling interests balance	(2.1)	(4.5)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	7.9
Redemptions and other	(15.7)	(1.9)
Redemption value adjustments [1]	3.2	(0.8)
Balance at end of period	$242.8	$249.8

1
Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period but not less than their initial fair value. Any adjustment to the redemption value impacts retained earnings or additional paid-in capital, except adjustments as a result of currency translation.

Note 5:  Income Taxes
For the three months ended March 31, 2015, our effective income tax rate of 25.0% was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit. Our effective income tax rate was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
We are effectively settled with respect to U.S. federal income tax audits for 2010 and years prior to 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2004 or non-U.S. income tax audits for years prior to 2006.

Note 6:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders.
We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the three months ended March 31, 2015.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	0.6	$22.39
Performance-based awards	2.8	$20.93
Total stock-based compensation awards	3.4
During the three months ended March 31, 2015, the Compensation Committee granted performance cash awards and restricted cash awards under the 2014 PIP with a total target value of $32.0 and $0.4, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:  Restructuring and Other Reorganization-Related Liabilities
2013 Restructuring Plan
In the fourth quarter of 2013, we implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. During the three months ended March 31, 2015, we recorded $0.1 of net reversals for the 2013 Plan within the IAN segment related to changes in the estimate of lease termination costs, which was included in office and general expenses within our unaudited Consolidated Statements of Operations. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity is listed below.

	December 31, 2014	Net Restructuring Reversals	Cash Payments	Foreign Currency Translation Adjustments	March 31, 2015
Severance and termination costs	$4.4	$0.0	$(0.9)	$(0.2)	$3.3
Lease termination costs	2.6	(0.1)	(0.2)	(0.1)	2.2
Total	$7.0	$(0.1)	$(1.1)	$(0.3)	$5.5
Prior Restructuring Plans
There were no restructuring charges nor other reorganization-related charges incurred for the 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") for the three months ended March 31, 2015. As of March 31, 2015, the remaining liability for the Prior Restructuring Plans was $0.9.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)
Other comprehensive (loss) income before reclassifications	(134.3)	0.2	0.0	4.5	(129.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.5)	(0.3)	0.3	2.1	1.6
Balance as of March 31, 2015	$(571.1)	$0.7	$(10.6)	$(183.7)	$(764.7)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive (loss) income before reclassifications	(0.4)	0.1	(0.6)	(0.4)	(1.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	0.0	0.5	2.0	1.6
Balance as of March 31, 2014	$(245.0)	$0.5	$(11.8)	$(154.6)	$(410.9)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss, net of tax for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014
Foreign currency translation adjustments	$(0.5)	$(0.9)	Other income, net
Losses on derivative instruments	0.5	0.4	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	3.0	2.6
Tax effect	(1.4)	(0.5)	Benefit of income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.6	$1.6

1	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 9 for further information.

Note 9:  Employee Benefits
We have a defined benefit pension plan that covers certain U.S. employees (the “Domestic Pension Plan”). We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. Certain immaterial foreign pension and postretirement benefit plans have been excluded from the table below.
The components of net periodic cost for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2015	2014	2015	2014	2015	2014
Service cost	$0.0	$0.0	$2.5	$2.5	$0.0	$0.0
Interest cost	1.5	1.6	4.7	5.9	0.4	0.4
Expected return on plan assets	(1.9)	(1.9)	(5.1)	(6.2)	0.0	0.0
Amortization of:
Unrecognized actuarial losses	2.0	1.7	1.0	0.9	0.0	0.0
Net periodic cost	$1.6	$1.4	$3.1	$3.1	$0.4	$0.4
During the three months ended March 31, 2015, we contributed $0.6 and $5.9 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2015, we expect to contribute approximately $3.0 and $17.0 of cash to our domestic and foreign pension plans, respectively.

Note 10:  Segment Information
As of March 31, 2015, we have two reportable segments: IAN and Constituency Management Group ("CMG"). IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), Lowe and Partners, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2014 Annual Report on Form 10-K; however, segment operating income (loss) for the three months ended March 31, 2015 and 2014 now includes the impact of net restructuring and other reorganization-related reversals. See Note 7 for further information on net restructuring and other reorganization-related liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2015	2014
Revenue:
IAN	$1,349.9	$1,315.7
CMG	326.1	321.8
Total	$1,676.0	$1,637.5

Segment operating income (loss):
IAN	$31.6	$11.5
CMG	19.7	17.5
Corporate and other	(43.5)	(40.7)
Total	7.8	(11.7)

Interest expense	(20.9)	(20.2)
Interest income	7.2	6.2
Other income, net	0.3	1.7
Loss before income taxes	$(5.6)	$(24.0)

Depreciation and amortization of property and equipment and intangible assets:
IAN	$29.4	$31.5
CMG	4.6	4.2
Corporate and other	4.7	4.8
Total	$38.7	$40.5

Capital expenditures:
IAN	$12.1	$13.9
CMG	1.1	2.5
Corporate and other	7.0	10.2
Total	$20.2	$26.6

	March 31, 2015	December 31, 2014
Total assets:
IAN	$10,179.3	$11,111.2
CMG	1,231.0	1,316.5
Corporate and other	(210.1)	319.5
Total	$11,200.2	$12,747.2

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2015. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2015				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$244.6	$0.0	$0.0	$244.6	Cash and cash equivalents
Short-term marketable securities	6.9	0.0	0.0	6.9	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$252.0	$0.0	$0.0	$252.0

As a percentage of total assets	2.2%	0.0%	0.0%	2.2%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$46.8	$46.8

	December 31, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$901.4	$0.0	$0.0	$901.4	Cash and cash equivalents
Short-term marketable securities	6.6	0.0	0.0	6.6	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$908.5	$0.0	$0.0	$908.5

As a percentage of total assets	7.1%	0.0%	0.0%	7.1%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$32.8	$32.8

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
Liabilities	2015	2014
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$32.8	$27.0
Level 3 additions	15.0	2.0
Level 3 reductions	(1.4)	0.0
Realized losses/(gains) included in net income	0.4	(0.1)
Mandatorily redeemable noncontrolling interests - Balance at end of period	$46.8	$28.9
Realized losses/(gains) included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,610.4	$77.3	$1,687.7	$0.0	$1,566.0	$80.4	$1,646.4
Our long-term debt is comprised of senior notes and other notes payable. The fair value of our senior notes traded over-the-counter is based on quoted prices for such securities, but for which fair value can also be derived from inputs that are readily observable. Therefore, these senior notes are classified as Level 2 within the fair value hierarchy. Our other notes payable are not actively traded, and their fair value is not solely derived from readily observable inputs. Thus, the fair value of our other notes payable is determined based on proprietary valuation methods and therefore are classified as Level 3 within the fair value hierarchy. See Note 2 for further information on our long-term debt.
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

Note 12:  Commitments and Contingencies
Legal Matters
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of business. The types of allegations that arise in connection with such legal proceedings may vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. We evaluate all cases each reporting period and record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. In certain cases, we cannot reasonably estimate the potential loss because, for example, the litigation is in its early stages. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Guarantees
As discussed in our 2014 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $538.4 and $580.4 as of March 31, 2015, and December 31, 2014, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $325.9 and $329.2 as of March 31, 2015, and December 31, 2014, respectively.

Note 13:  Recent Accounting Standards
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (the "FASB") issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.  This amended guidance will be effective for us beginning January 1, 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.
Consolidation
In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for us beginning January 1, 2016.  Early adoption is permitted.  We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.
Extraordinary and Unusual Items
In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items from generally accepted accounting principles. This amendment is effective beginning January 1, 2016, and may be applied retrospectively or prospectively. Early adoption is permitted. Prior to this amendment, an entity was required to separately classify and present an event or transaction that was determined to be both unusual in nature and infrequent in occurrence as an extraordinary item, net of tax, after income from continuing operations in the income statement. Upon adopting this amended guidance, a material event or transaction that an entity considers to be unusual or infrequent, or both, may still be presented separately but will now be presented on a pre-tax basis within income from continuing operations or disclosed in the notes to the financial statements. We have early adopted this guidance as of the current quarter ended March 31, 2015. The adoption of this amended guidance did not have an impact on our Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2015, the FASB proposed a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.

Note 14:  Subsequent Event
Brazil Investigation
In response to concerns raised by local management, in recent months the Company began an investigation into certain transactions in Brazil and took a number of remedial and disciplinary actions based on our findings. On April 10, 2015, in connection with an ongoing investigation by Brazilian authorities involving payments potentially connected to local government contracts, a federal judge in Brazil authorized the search of a local subsidiary agency's records, and a former general manager of that agency was detained by the police. We are cooperating with the authorities and continuing our investigation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2014 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (“SEC”). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
EXECUTIVE SUMMARY provides a discussion about our strategic outlook, factors influencing our business and an overview of our results of operations.
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the periods presented.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2014 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 13 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY
We are one of the world’s premier global advertising and marketing services companies. Our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative and strategic talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our company to enhance our operations through mergers and strategic alliances as well as the development of internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015
% Increase/(Decrease)	Total	Organic
Revenue	2.4%	5.7%
Salaries and related expenses	2.2%	5.7%
Office and general expenses	(1.7)%	2.1%

	Three months ended March 31,
	2015	2014
Operating margin	0.5%	(0.7)%
Expenses as % of revenue:
Salaries and related expenses	72.5%	72.6%
Office and general expenses	27.0%	28.1%

Net loss available to IPG common stockholders	$(1.8)	$(20.9)

Loss per share available to IPG common stockholders - basic and diluted	$0.00	$(0.05)
When we analyze period-to-period changes in our operating performance, we determine the portion of the change that is attributable to changes in foreign currency rates, the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to evaluate our results include the organic change in revenue, salaries and related expenses, and office and general expenses, and the components of operating expenses expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated revenues. We also analyze revenue by geographic region.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first quarter of 2015 included the Australian Dollar, Brazilian Real, British Pound Sterling and Euro. The U.S. Dollar was stronger relative to nearly all foreign currencies in regions where we primarily conduct our business as compared to the same prior-year period. For the first quarter of 2015, foreign currency fluctuations resulted in net decreases of approximately 4.4% in revenues and approximately 4.5% in operating expenses, and had a net positive impact on our consolidated results of operations and a positive impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the first quarter of 2015, the net effect of acquisitions and divestitures was an increase to revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
REVENUE

		Components of Change				Change
	Three months ended March 31, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2015	Organic	Total
Consolidated	$1,637.5	$(71.9)	$17.3	$93.1	$1,676.0	5.7%	2.4%
Domestic	939.0	0.0	7.6	57.2	1,003.8	6.1%	6.9%
International	698.5	(71.9)	9.7	35.9	672.2	5.1%	(3.8)%
United Kingdom	167.6	(13.4)	0.0	10.7	164.9	6.4%	(1.6)%
Continental Europe	167.7	(28.3)	9.9	5.8	155.1	3.5%	(7.5)%
Asia Pacific	188.6	(12.0)	(0.1)	11.3	187.8	6.0%	(0.4)%
Latin America	90.6	(12.4)	(0.1)	(0.6)	77.5	(0.7)%	(14.5)%
Other	84.0	(5.8)	0.0	8.7	86.9	10.4%	3.5%
During the first quarter of 2015, our revenue increased by $38.5, or 2.4%, compared to the first quarter of 2014, comprised of an organic revenue increase of $93.1, or 5.7%, and the effect of net acquisitions of $17.3, partially offset by an adverse foreign currency rate impact of $71.9. Our organic revenue increase was throughout nearly all geographic regions, attributable to net client wins and net higher spending from existing clients, most notably in the health care and technology and telecom sectors, partially offset by a decline in the auto and transportation sector. The organic revenue increase in our domestic market was driven by growth across most disciplines, most notably at our advertising business. In our international markets, the organic revenue increase was driven by our advertising business, digital specialist agencies and public relations business, and was primarily in the United Kingdom, the Asia Pacific region, led by Singapore, China and India, and the Middle East. The international organic revenue increase was partially offset by a modest decline in the Latin America region, primarily in Brazil.
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
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended March 31,
	2015	2014
Salaries and related expenses	$1,215.2	$1,188.6
Office and general expenses	453.0	460.6
Total operating expenses	$1,668.2	$1,649.2
Operating income (loss)	$7.8	$(11.7)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

		Components of Change				Change
	2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2015	Organic	Total
Three months ended March 31,	$1,188.6	$(53.5)	$12.3	$67.8	$1,215.2	5.7%	2.2%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2015 to 72.5% from 72.6% when compared to the prior-year period. Salaries and related expenses in the first quarter of 2015 increased by $26.6 compared to the first quarter of 2014, comprised of an organic increase of $67.8 and the effect of net acquisitions of $12.3, partially offset by a favorable foreign currency rate impact of $53.5. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $64.7, due to increases in our workforce at businesses and in regions where we had revenue growth or new business wins, partially offset by lower severance expense.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2015	2014
Salaries and related expenses	72.5%	72.6%
Base salaries, benefits and tax	60.5%	60.3%
Incentive expense	3.9%	3.9%
Severance expense	1.0%	1.2%
Temporary help	3.9%	3.9%
All other salaries and related expenses	3.2%	3.3%
Office and General Expenses

		Components of Change				Change
	2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2015	Organic	Total
Three months ended March 31,	$460.6	$(20.9)	$3.5	$9.8	$453.0	2.1%	(1.7)%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2015 to 27.0% from 28.1% when compared to the prior-year period. Office and general expenses in the first quarter of 2015 decreased by $7.6 compared to the first quarter of 2014, primarily due to a favorable foreign currency rate impact of $20.9, partially offset by an organic increase of $9.8 and the effect of net acquisitions of $3.5. The organic increase was attributable to increases in adjustments to contingent acquisition obligations as compared to the prior year. This increase was partially offset due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not occur during the first quarter of 2015.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2015	2014
Office and general expenses	27.0%	28.1%
Professional fees	1.7%	1.7%
Occupancy expense (excluding depreciation and amortization)	7.3%	7.8%
Travel & entertainment, office supplies and telecommunications	3.6%	3.9%
All other office and general expenses	14.4%	14.7%
All other office and general expenses primarily include production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency (gains) losses, net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2015	2014
Cash interest on debt obligations	$(19.1)	$(19.3)
Non-cash interest	(1.8)	(0.9)
Interest expense	(20.9)	(20.2)
Interest income	7.2	6.2
Net interest expense	(13.7)	(14.0)
Other income, net	0.3	1.7
Total (expenses) and other income	$(13.4)	$(12.3)
Net Interest Expense
For the three months ended March 31, 2015, net interest expense decreased by $0.3 as compared to the prior-year period, primarily due to higher interest income from international cash pooling arrangements. Non-cash interest expense increased primarily due to revaluations of mandatorily redeemable noncontrolling interests within our IAN segment. In addition, there was a deferred gain which benefited interest expense in the prior year, associated with our 6.25% Senior Unsecured Notes due 2014, which were retired in May 2014.
Other Income, Net
Results of operations for the three months ended March 31, 2015 and 2014 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2015	2014
(Losses) gains on sales of businesses and investments	$(0.1)	$0.8
Vendor discounts and credit adjustments	0.0	1.5
Other income (expense), net	0.4	(0.6)
Total other income, net	$0.3	$1.7
(Losses) Gains on Sales of Businesses and Investments – During the three months ended March 31, 2015 and 2014, the amounts recognized related primarily to the sales of businesses within our IAN segment.
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
Other Income (Expense), net – During the three months ended March 31, 2015, we recorded a gain on liquidation of an entity in the United Kingdom region within our Corporate and other segment. During the three months ended March 31, 2014, we recognized a loss related to the impairment of an investment in the Asia Pacific region within our IAN segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

INCOME TAXES

	Three months ended March 31,
	2015	2014
Loss before income taxes	$(5.6)	$(24.0)
Benefit of income taxes	$(1.4)	$(1.7)
Effective income tax rate	25.0%	7.1%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2015, our effective income tax rate of 25.0% was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit. Our effective income tax rate was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
For the three months ended March 31, 2014, our effective income tax rate of 7.1% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.

Segment Results of Operations – Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2015: IAN and CMG. We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended March 31, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2015	Organic	Total
Consolidated	$1,315.7	$(60.4)	$6.8	$87.8	$1,349.9	6.7%	2.6%
Domestic	746.0	0.0	1.5	48.1	795.6	6.4%	6.6%
International	569.7	(60.4)	5.3	39.7	554.3	7.0%	(2.7)%
During the first quarter of 2015, IAN revenue increased by $34.2 compared to the first quarter of 2014, comprised of an organic revenue increase of $87.8 and the effect of net acquisitions of $6.8, partially offset by an adverse foreign currency rate impact of $60.4. The organic revenue increase was primarily attributable to net client wins and net higher spending from existing clients in nearly all sectors, most notably in the health care and technology and telecom sectors. The organic revenue increase in our domestic market was driven by growth across most disciplines, most notably at our advertising business. The international organic revenue increase was driven by our advertising business and digital specialist agencies, primarily in the United Kingdom, the Asia Pacific region, led by Singapore, China and India, and the Middle East. The international organic revenue increase was partially offset by a modest decline in the Latin America region, primarily in Brazil.
SEGMENT OPERATING INCOME

	Three months ended March 31,
	2015	2014	Change
Segment operating income	$31.6	$11.5	174.8%
Operating margin	2.3%	0.9%

Operating income increased during the first quarter of 2015 when compared to the first quarter of 2014, due to an increase in revenue of $34.2, partially offset by an increase in salaries and related expenses of $11.3 and an increase in office and general expenses of $2.8. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce at businesses and in regions where we had revenue growth or new business wins, partially offset by lower severance expense. The increase in office and general expenses was attributable

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

to increases in adjustments to contingent acquisition obligations, as compared to the prior year, partially offset by a decrease in occupancy costs.
CMG
REVENUE

		Components of Change				Change
	Three months ended March 31, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2015	Organic	Total
Consolidated	$321.8	$(11.5)	$10.5	$5.3	$326.1	1.6%	1.3%
Domestic	193.0	0.0	6.1	9.1	208.2	4.7%	7.9%
International	128.8	(11.5)	4.4	(3.8)	117.9	(3.0)%	(8.5)%
During the first quarter of 2015, CMG revenue increased by $4.3 compared to the first quarter of 2014, due to the effect of net acquisitions of $10.5 and an organic revenue increase of $5.3, partially offset by an adverse foreign currency rate impact of $11.5. The domestic organic revenue increase was primarily attributable to growth at our public relations and events marketing businesses. In our international markets, the organic revenue decrease was driven by our events marketing business, predominantly in the United Kingdom, partially offset by growth at our public relations business, led by the Asia Pacific region.
SEGMENT OPERATING INCOME

	Three months ended March 31,
	2015	2014	Change
Segment operating income	$19.7	$17.5	12.6%
Operating margin	6.0%	5.4%
Operating income increased during the first quarter of 2015 when compared to the first quarter of 2014, due to an increase in revenue of $4.3 and a decrease in office and general expenses of $7.2, partially offset by an increase in salaries and related expenses of $9.3. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not occur during the first quarter of 2015. The increase in salaries and related expenses was attributable to an increase in base salaries, benefits and temporary help, primarily due to increases in our workforce, most notably at our public relations business, to support business growth, as well as an increase for acquisitions.
CORPORATE AND OTHER
Certain corporate and other charges are reported as separate line items within total segment operating income (loss) and include corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses increased during the first quarter of 2015 by $2.8 to $43.5 when compared to the first quarter of 2014, primarily due to employee insurance, attributable to higher claims as a result of an overall annual increase in healthcare costs and an increase in plan participants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2015	2014
Net loss, adjusted to reconcile net loss to net cash used in operating activities [1]	$34.5	$19.1
Net cash used in working capital [2]	(801.0)	(723.0)
Changes in other non-current assets and liabilities using cash	(30.4)	(21.8)
Net cash used in operating activities	$(796.9)	$(725.7)
Net cash used in investing activities	(20.0)	(47.1)
Net cash used in financing activities	(51.1)	(90.7)

1
Reflects net loss adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first quarter of 2015 was $796.9, which was an increase of $71.2 as compared to the first quarter of 2014. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first quarter of 2015 was primarily attributable to our media businesses.
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
Investing Activities
Net cash used in investing activities during the first quarter of 2015 reflects payments for capital expenditures of $20.2 related primarily to computer hardware and software.
Financing Activities
Net cash used in financing activities during the first quarter of 2015 is primarily related to the repurchase of our common stock and payment of dividends, offset by an increase in short-term bank borrowings. During the first quarter of 2015, we repurchased 2.5 shares of our common stock for an aggregate cost of $51.2, including fees, and made dividend payments of $49.3 on our common stock.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $58.3 during the first quarter of 2015. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, and Euro as of March 31, 2015 as compared to December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Balance Sheet Data	March 31, 2015	December 31, 2014	March 31, 2014
Cash, cash equivalents and marketable securities	$741.2	$1,667.2	$776.6

Short-term borrowings	$135.7	$107.2	$171.1
Current portion of long-term debt	2.0	2.1	353.2
Long-term debt	1,620.6	1,623.5	1,130.7
Total debt	$1,758.3	$1,732.8	$1,655.0
LIQUIDITY OUTLOOK
We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements for the next twelve months, at a minimum. We also have a committed corporate credit facility as well as uncommitted facilities available to support our operating needs. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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
Funding Requirements
Our most significant funding requirements include our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes, debt service, and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.
Notable funding requirements include:

•
Acquisitions – In the first quarter of 2015, we paid cash of $2.8 in deferred payments and ownership increases related to prior acquisitions. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $65.0 over the remainder of 2015 related to prior acquisitions. We may also be required to pay approximately $25.0 related to put options held by minority shareholders if exercised during 2015. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2015, we paid a cash dividend of $0.120 per share on our common stock, which corresponded to an aggregate dividend payment of $49.3. Assuming we continue to pay a quarterly dividend of $0.120 per share, and there is no significant change in the number of outstanding shares as of March 31, 2015, we would expect to pay an additional approximately $149.0 in 2015.

•
Restructuring – In the first quarter of 2015, we paid cash of approximately $1.0 in connection with restructuring actions. We expect to pay approximately $3.0 over the remainder of 2015, with cash payments expected to be made through 2021.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the first quarter of 2015, we contributed $0.6 and $5.9 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2015, we expect to contribute approximately $3.0 and $17.0 of cash to our domestic and foreign pension plans, respectively.

•
Other payments and obligations - In April 2015, we made a payment of $0.9 pursuant to a licensing agreement and acquisition of the rights to use a trademark. We expect to make a final cash payment of approximately $21.0 during 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
In February 2015, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2014. As of March 31, 2015, $392.3 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.
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

	March 31, 2015
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$741.2
Committed credit agreement	$1,000.0	$0.0	$16.9	$983.1
Uncommitted credit arrangements	$734.2	$135.7	$3.7	$594.8

1	We are required from time to time to post letters of credit primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
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
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2015. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of March 31, 2015.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2015	EBITDA Reconciliation	March 31, 2015
Interest coverage ratio (not less than)	5.00x	Operating income	$807.9
Actual interest coverage ratio	18.40x	Add:
Leverage ratio (not greater than)	3.25x	Depreciation and amortization	217.2
Actual leverage ratio	1.72x	EBITDA[1]	$1,025.1

1	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. As of March 31, 2015, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of March 31, 2015, the weighted-average interest rate on outstanding balances of our international operations under the uncommitted credit arrangements was approximately 3%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts that other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2015, the amount netted was $1,551.3.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of April 15, 2015, are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable
We are investment-grade rated by Moody's Investor Services, Standard and Poor's and Fitch Ratings. The most recent update to our credit ratings occurred in April 2015 when Standard and Poor's changed our long-term credit rating from BB+ to BBB-. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2014. Actual results may differ from these estimates under different assumptions or conditions.
RECENT ACCOUNTING STANDARDS
See Note 13 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first quarter of 2015. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2015, and December 31, 2014, approximately 90% and 91%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of March 31, 2015. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2015, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2015 to March 31, 2015:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	1,545,946	$20.47	1,539,201	$112,052,118
February 1 - 28	1,168,635	$21.73	414,866	$403,559,758
March 1 - 31	508,089	$22.23	505,464	$392,324,317
Total	3,222,670	$21.20	2,459,531

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 6,745 Withheld Shares in January 2015, 753,769 Withheld Shares in February 2015 and 2,625 Withheld Shares in March 2015, for a total of 763,139 Withheld Shares during the three month period.

2
The average price per share for each of the months in the fiscal quarter and for the three month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 4 to the unaudited Consolidated Financial Statements, by (b) the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

3
On February 13, 2015, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase programs.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents are listed in the Index to Exhibits that immediately precedes the exhibits filed with this Report on Form 10-Q and the exhibits transmitted to the Securities and Exchange Commission as part of the electronic filing of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 24, 2015

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 24, 2015

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(i)(1)
Agreement, dated February 4, 2015, between The Interpublic Group of Companies, Inc. (the “Company”), Elliott Associates, L.P. and Elliott International, L.P. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission (“SEC”) on February 6, 2015.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2015.