Form 10-Q
period 2015-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2015-07-23
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of July 15, 2015 was 410,401,096.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUE	$1,876.1	$1,851.4	$3,552.1	$3,488.9

OPERATING EXPENSES:
Salaries and related expenses	1,205.2	1,170.2	2,420.4	2,358.8
Office and general expenses	455.1	485.4	908.1	946.0
Total operating expenses	1,660.3	1,655.6	3,328.5	3,304.8

OPERATING INCOME	215.8	195.8	223.6	184.1

EXPENSES AND OTHER INCOME:
Interest expense	(20.3)	(22.6)	(41.2)	(42.8)
Interest income	5.0	6.6	12.2	12.8
Other income (expense), net	0.5	(11.2)	0.8	(9.5)
Total (expenses) and other income	(14.8)	(27.2)	(28.2)	(39.5)

Income before income taxes	201.0	168.6	195.4	144.6
Provision for income taxes	77.7	65.3	76.3	63.6
Income of consolidated companies	123.3	103.3	119.1	81.0
Equity in net income of unconsolidated affiliates	0.5	0.4	0.5	0.3
NET INCOME	123.8	103.7	119.6	81.3
Net income attributable to noncontrolling interests	(2.6)	(4.3)	(0.2)	(2.8)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$121.2	$99.4	$119.4	$78.5

Earnings per share available to IPG common stockholders:
Basic	$0.30	$0.24	$0.29	$0.19
Diluted	$0.29	$0.23	$0.29	$0.18

Weighted-average number of common shares outstanding:
Basic	410.5	421.1	410.8	421.9
Diluted	417.6	428.1	417.6	428.5

Dividends declared per common share	$0.120	$0.095	$0.240	$0.190

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
NET INCOME	$123.8	$103.7	$119.6	$81.3
OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation:
Foreign currency translation adjustments	26.1	25.5	(109.0)	24.5
Less: reclassification adjustments recognized in net income	(0.7)	0.0	(1.2)	(0.9)
	25.4	25.5	(110.2)	23.6

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.0	0.1	0.2	0.2
Income tax effect	0.2	0.0	(0.1)	0.0
	0.2	0.1	0.1	0.2

Derivative instruments:
Changes in fair value of derivative instruments	0.0	0.0	0.0	(0.6)
Less: recognition of previously unrealized losses included in net income	0.5	0.5	1.0	0.9
Income tax effect	(0.2)	(0.2)	(0.4)	(0.1)
	0.3	0.3	0.6	0.2

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	1.3	0.0	5.7	(0.3)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	3.2	2.4	6.2	5.0
Less: settlement and curtailment losses included in net income	0.2	0.0	0.2	0.0
Other	(0.3)	(0.1)	(0.2)	(0.2)
Income tax effect	(1.3)	(0.7)	(2.2)	(1.3)
	3.1	1.6	9.7	3.2

Other comprehensive income (loss), net of tax	29.0	27.5	(99.8)	27.2
TOTAL COMPREHENSIVE INCOME	152.8	131.2	19.8	108.5
Less: comprehensive income (loss) attributable to noncontrolling interests	2.7	4.0	(0.5)	1.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$150.1	$127.2	$20.3	$106.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS:
Cash and cash equivalents	$848.9	$1,660.6
Marketable securities	6.7	6.6
Accounts receivable, net of allowance of $59.5	3,976.7	4,376.6
Expenditures billable to clients	1,452.4	1,424.2
Other current assets	352.7	342.2
Total current assets	6,637.4	7,810.2
Property and equipment, net of accumulated depreciation of $1,069.4 and $1,070.0, respectively	526.4	548.2
Deferred income taxes	204.2	192.9
Goodwill	3,626.3	3,669.2
Other non-current assets	505.0	526.7
TOTAL ASSETS	$11,499.3	$12,747.2

LIABILITIES:
Accounts payable	$5,669.8	$6,558.0
Accrued liabilities	603.8	796.0
Short-term borrowings	158.0	107.2
Current portion of long-term debt	2.0	2.1
Total current liabilities	6,433.6	7,463.3
Long-term debt	1,622.8	1,623.5
Deferred compensation	480.4	527.9
Other non-current liabilities	719.3	723.9
TOTAL LIABILITIES	9,256.1	10,338.6

Redeemable noncontrolling interests	230.1	257.4

STOCKHOLDERS’ EQUITY:
Common stock	41.5	41.2
Additional paid-in capital	1,597.4	1,547.5
Retained earnings	1,201.8	1,183.3
Accumulated other comprehensive loss, net of tax	(735.8)	(636.7)
	2,104.9	2,135.3
Less: Treasury stock	(121.0)	(19.0)
Total IPG stockholders’ equity	1,983.9	2,116.3
Noncontrolling interests	29.2	34.9
TOTAL STOCKHOLDERS’ EQUITY	2,013.1	2,151.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,499.3	$12,747.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119.6	$81.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	78.2	80.7
Provision for uncollectible receivables	6.7	5.6
Amortization of restricted stock and other non-cash compensation	33.2	26.2
Net amortization of bond discounts and deferred financing costs	2.8	2.3
Deferred income tax provision	0.2	7.3
Other	11.8	14.9
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	284.1	327.6
Expenditures billable to clients	(53.2)	(239.4)
Other current assets	(17.7)	(76.7)
Accounts payable	(775.3)	(584.5)
Accrued liabilities	(198.3)	(173.5)
Other non-current assets and liabilities	(28.7)	(29.0)
Net cash used in operating activities	(536.6)	(557.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49.8)	(58.7)
Proceeds from sales of businesses and investments, net of cash sold	(0.5)	10.5
Acquisitions, net of cash acquired	0.0	(50.8)
Other investing activities	0.4	(0.1)
Net cash used in investing activities	(49.9)	(99.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(102.0)	(97.3)
Common stock dividends	(98.5)	(80.1)
Acquisition-related payments	(27.8)	(8.6)
Distributions to noncontrolling interests	(8.2)	(12.1)
Purchase of long-term debt	(1.0)	(350.1)
Proceeds from issuance of long-term debt	0.0	499.1
Excess tax benefit on share-based compensation	9.0	4.3
Exercise of stock options	10.6	10.7
Net increase (decrease) in short term bank borrowings	54.9	(52.8)
Other financing activities	2.5	(2.4)
Net cash used in financing activities	(160.5)	(89.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(64.7)	3.9
Net decrease in cash and cash equivalents	(811.7)	(741.7)
Cash and cash equivalents at beginning of period	1,660.6	1,636.8
Cash and cash equivalents at end of period	$848.9	$895.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	414.6	$41.2	$1,547.5	$1,183.3	$(636.7)	$(19.0)	$2,116.3	$34.9	$2,151.2
Net income				119.4			119.4	0.2	119.6
Other comprehensive loss					(99.1)		(99.1)	(0.7)	(99.8)
Reclassifications related to redeemable noncontrolling interests								3.2	3.2
Distributions to noncontrolling interests								(8.2)	(8.2)
Change in redemption value of redeemable noncontrolling interests				(2.0)			(2.0)		(2.0)
Repurchase of common stock						(102.0)	(102.0)		(102.0)
Common stock dividends				(98.5)			(98.5)		(98.5)
Stock-based compensation	2.4	0.3	47.4				47.7		47.7
Exercise of stock options	1.0	0.1	10.6				10.7		10.7
Shares withheld for taxes	(0.8)	(0.1)	(17.2)				(17.3)		(17.3)
Excess tax benefit from stock-based compensation			9.0				9.0		9.0
Other			0.1	(0.4)			(0.3)	(0.2)	(0.5)
Balance at June 30, 2015	417.2	$41.5	$1,597.4	$1,201.8	$(735.8)	$(121.0)	$1,983.9	$29.2	$2,013.1

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

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2015		December 31, 2014
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount of $0.3)	2.30%	$299.7	$303.2	$299.6	$301.2
4.00% Senior Notes due 2022 (less unamortized discount of $2.1)	4.13%	247.9	255.2	247.7	255.2
3.75% Senior Notes due 2023 (less unamortized discount of $1.2)	4.32%	498.8	495.8	498.8	499.8
4.20% Senior Notes due 2024 (less unamortized discount of $0.8)	4.24%	499.2	505.9	499.1	509.8
Other notes payable and capitalized leases		79.2	79.2	80.4	80.4
Total long-term debt		1,624.8		1,625.6
Less: current portion		2.0		2.1
Long-term debt, excluding current portion		$1,622.8		$1,623.5

1	See Note 11 for information on the fair value measurement of our long-term debt.
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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2015.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income available to IPG common stockholders - basic and diluted	$121.2	$99.4	$119.4	$78.5

Weighted-average number of common shares outstanding - basic	410.5	421.1	410.8	421.9
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.1	7.0	6.8	6.6
Weighted-average number of common shares outstanding - diluted	417.6	428.1	417.6	428.5

Earnings per share available to IPG common stockholders - basic	$0.30	$0.24	$0.29	$0.19
Earnings per share available to IPG common stockholders - diluted	$0.29	$0.23	$0.29	$0.18

Note 4:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2015	December 31, 2014
Salaries, benefits and related expenses	$356.4	$510.6
Office and related expenses	46.1	51.5
Acquisition obligations	65.6	88.1
Interest	17.5	18.3
Restructuring and other reorganization-related	4.0	5.5
Other	114.2	122.0
Total accrued liabilities	$603.8	$796.0

Other Income (Expense), Net
Results of operations for the three and six months ended June 30, 2015 and 2014, include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Loss on early extinguishment of debt	$0.0	$(10.4)	$0.0	$(10.4)
(Losses) gains on sales of businesses and investments	$(0.1)	$0.3	$(0.2)	1.1
Vendor discounts and credit adjustments	0.3	0.2	0.3	1.7
Other income (expense), net	0.3	(1.3)	0.7	(1.9)
Total other income (expense), net	$0.5	$(11.2)	$0.8	$(9.5)
Loss on Early Extinguishment of Debt - During the second quarter of 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Senior Unsecured Notes.
(Losses) Gains on Sales of Businesses and Investments – During the six months ended June 30, 2015, we recognized a loss from the sale of a business within our Constituency Management Group ("CMG") segment, partially offset by a gain from the sale of a business within our Integrated Agency Networks ("IAN") segment. During the six months ended June 30, 2014, we recognized gains on sales of businesses within our IAN segment and sales of investments in Rabbi Trusts.

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
Other Income (Expense), net – During the six months ended June 30, 2015, we recorded a gain on liquidation of an entity in the United Kingdom region within our Corporate and other segment. During the six months ended June 30, 2014, we recorded a loss related to an other-than-temporary impairment of an investment in the Asia Pacific region within our IAN segment.

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
The following table presents our share repurchase activity under our share repurchase programs for the six months ended June 30, 2015 and 2014.

	Six months ended June 30,
	2015	2014
Number of shares repurchased	4.9	5.6
Aggregate cost, including fees	$102.0	$97.3
Average price per share, including fees	$20.87	$17.51
As of June 30, 2015, $341.6 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

Redeemable Noncontrolling Interests
The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2015	2014
Balance at beginning of period	$257.4	$249.1
Change in related noncontrolling interests balance	(8.3)	(6.8)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	7.9
Redemptions and other	(22.5)	(2.9)
Redemption value adjustments [1]	3.5	(0.9)
Balance at end of period	$230.1	$246.4

1
In each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value above initial value prior to exercise will also impact retained earnings or additional paid-in capital, except adjustments as a result of currency translation.

Note 5:  Income Taxes
For the three and six months ended June 30, 2015, our effective income tax rates of 38.7% and 39.0%, respectively, were negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. For the six months ended June 30, 2015, our effective income tax rate of 39.0% was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit.

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
We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the six months ended June 30, 2015.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	0.7	$22.12
Performance-based awards	2.8	$20.88
Total stock-based compensation awards	3.5
During the six months ended June 30, 2015, the Compensation Committee granted performance cash awards and restricted cash awards under the 2014 PIP with a total target value of $32.8 and $0.7, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 7:  Restructuring and Other Reorganization-Related Liabilities
2013 Restructuring Plan
In the fourth quarter of 2013, we implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. During the six months ended June 30, 2015, we recorded $0.1 of net reversals for the 2013 Plan within the IAN segment related to changes in the estimate of lease termination costs, which was included in office and general expenses within our unaudited Consolidated Statements of Operations. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity for the six months ended June 30, 2015 is listed below.

	December 31, 2014	Net Restructuring Reversals	Cash Payments	Foreign Currency Translation Adjustments	June 30, 2015
Severance and termination costs	$4.4	$0.0	$(1.5)	$(0.1)	$2.8
Lease termination costs	2.6	(0.1)	(0.5)	(0.1)	1.9
Total	$7.0	$(0.1)	$(2.0)	$(0.2)	$4.7
Prior Restructuring Plans
There were no restructuring charges nor other reorganization-related charges incurred for the 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") for the six months ended June 30, 2015. As of June 30, 2015, the remaining liability for the Prior Restructuring Plans was $0.8.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)
Other comprehensive (loss) income before reclassifications	(108.3)	0.2	0.0	5.5	(102.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	(1.2)	(0.1)	0.6	4.2	3.5
Balance as of June 30, 2015	$(545.8)	$0.9	$(10.3)	$(180.6)	$(735.8)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive income (loss) before reclassifications	25.4	0.2	(0.6)	(0.5)	24.5
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	0.0	0.8	3.7	3.6
Balance as of June 30, 2014	$(219.2)	$0.6	$(11.5)	$(153.0)	$(383.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2015	2014
Foreign currency translation adjustments	$(0.7)	$0.0	$(1.2)	$(0.9)	Other income (expense), net
Losses on derivative instruments	0.5	0.5	1.0	0.9	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	3.4	2.4	6.4	5.0
Tax effect	(1.3)	(0.9)	(2.7)	(1.4)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.9	$2.0	$3.5	$3.6

1	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 9 for further information.

Note 9:  Employee Benefits
We have a defined benefit pension plan that covers certain U.S. employees (the “Domestic Pension Plan”). We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. Certain immaterial foreign pension and postretirement benefit plans have been excluded from the tables below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The components of net periodic cost for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended June 30,	2015	2014	2015	2014	2015	2014
Service cost	$0.0	$0.0	$2.4	$2.4	$0.0	$0.0
Interest cost	1.5	1.5	4.7	5.9	0.3	0.5
Expected return on plan assets	(1.9)	(1.8)	(5.2)	(6.2)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.2	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	0.0	(0.1)
Unrecognized actuarial losses	2.1	1.6	1.0	0.8	0.0	0.0
Net periodic cost	$1.7	$1.3	$3.2	$3.0	$0.3	$0.4

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six months ended June 30,	2015	2014	2015	2014	2015	2014
Service cost	$0.0	$0.0	$4.9	$4.9	$0.0	$0.0
Interest cost	3.0	3.1	9.4	11.8	0.7	0.9
Expected return on plan assets	(3.8)	(3.7)	(10.3)	(12.4)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.2	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	0.0	(0.1)
Unrecognized actuarial losses	4.1	3.3	2.0	1.7	0.0	0.0
Net periodic cost	$3.3	$2.7	$6.3	$6.1	$0.7	$0.8
During the six months ended June 30, 2015, we contributed $1.9 and $11.5 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2015, we expect to contribute approximately $1.0 and $11.0 of cash to our domestic and foreign pension plans, respectively.

Note 10:  Segment Information
As of June 30, 2015, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), Mullen Lowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2014 Annual Report on Form 10-K; however, segment operating income (loss) for the three and six months ended June 30, 2015 and 2014 now includes the impact of net restructuring and other reorganization-related reversals. See Note 7 for further information on net restructuring and other reorganization-related liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2015 and 2014 is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
IAN	$1,526.7	$1,496.0	$2,876.6	$2,811.7
CMG	349.4	355.4	675.5	677.2
Total	$1,876.1	$1,851.4	$3,552.1	$3,488.9

Segment operating income (loss):
IAN	$205.0	$184.0	$236.6	$195.5
CMG	41.3	41.3	61.0	58.8
Corporate and other	(30.5)	(29.5)	(74.0)	(70.2)
Total	$215.8	$195.8	$223.6	$184.1

Interest expense	(20.3)	(22.6)	(41.2)	(42.8)
Interest income	5.0	6.6	12.2	12.8
Other income (expense), net	0.5	(11.2)	0.8	(9.5)
Income before income taxes	$201.0	$168.6	$195.4	$144.6

Depreciation and amortization of property and equipment and intangible assets:
IAN	$30.2	$30.2	$59.6	$61.7
CMG	4.4	4.6	9.0	8.8
Corporate and other	4.9	5.4	9.6	10.2
Total	$39.5	$40.2	$78.2	$80.7

Capital expenditures:
IAN	$20.4	$17.2	$32.5	$31.1
CMG	2.3	3.1	3.4	5.6
Corporate and other	6.9	11.8	13.9	22.0
Total	$29.6	$32.1	$49.8	$58.7

	June 30, 2015	December 31, 2014
Total assets:
IAN	$10,156.4	$11,111.2
CMG	1,275.2	1,316.5
Corporate and other	67.7	319.5
Total	$11,499.3	$12,747.2

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2015. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2015				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$357.4	$0.0	$0.0	$357.4	Cash and cash equivalents
Short-term marketable securities	6.7	0.0	0.0	6.7	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$364.6	$0.0	$0.0	$364.6

As a percentage of total assets	3.2%	0.0%	0.0%	3.2%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$44.9	$44.9

	December 31, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$901.4	$0.0	$0.0	$901.4	Cash and cash equivalents
Short-term marketable securities	6.6	0.0	0.0	6.6	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$908.5	$0.0	$0.0	$908.5

As a percentage of total assets	7.1%	0.0%	0.0%	7.1%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$32.8	$32.8

1
Relates to unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations was based upon the amounts payable as if the forward contracts were settled. The amounts redeemable within the next twelve months are classified in accrued liabilities; any interests redeemable thereafter are classified in other non-current liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
Liabilities	2015	2014	2015	2014
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$46.8	$28.9	$32.8	$27.0
Level 3 additions	6.8	0.5	21.8	2.5
Level 3 reductions	(10.0)	(0.6)	(11.4)	(0.6)
Realized losses/(gains) included in net income	0.5	(0.1)	0.9	(0.2)
Foreign currency translation	$0.8	$0.0	$0.8	$0.0
Mandatorily redeemable noncontrolling interests - Balance at end of period	$44.9	$28.7	$44.9	$28.7
Realized losses/(gains) included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,560.1	$79.2	$1,639.3	$0.0	$1,566.0	$80.4	$1,646.4
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

Note 12:  Commitments and Contingencies
Legal Matters
We are involved in various legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of business. The types of allegations that arise in connection with such legal proceedings may vary in nature but can include claims related to contract, employment, tax and intellectual property matters. We evaluate all cases each reporting period and record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. In certain cases, we cannot reasonably estimate the potential loss because, for example, the litigation is in its early stages. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

As previously disclosed, on April 10, 2015, a federal judge in Brazil authorized the search of the records of an agency's offices in São Paulo and Brasilia, and the former general manager of the Brasilia office was detained by police, in connection with an ongoing investigation by Brazilian authorities involving payments potentially connected to local government contracts. The Company had previously investigated the matter and taken a number of remedial and disciplinary actions. We are continuing to cooperate with authorities and the investigation is ongoing.
Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $585.7 and $580.4 as of June 30, 2015, and December 31, 2014, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $336.0 and $329.2 as of June 30, 2015, and December 31, 2014, respectively. In the event of nonpayment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee.

Note 13:  Recent Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance on revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to delay the effective date of the new revenue standard by one year to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.
Debt Issuance Costs
In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.  This amended guidance will be effective for us beginning January 1, 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.
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
Extraordinary and Unusual Items
In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items from generally accepted accounting principles. This amendment is effective beginning January 1, 2016, and may be applied retrospectively or prospectively. Early adoption is permitted. Prior to this amendment, an entity was required to separately classify and present an event or transaction that was determined to be both unusual in nature and infrequent in occurrence as an extraordinary item, net of tax, after income from continuing operations in the income statement. Upon adopting this amended guidance, a material event or transaction that an entity considers to be unusual or infrequent, or both, may still be presented separately but will now be presented on a pre-tax basis within income from continuing operations or disclosed in the notes to the financial statements. We have early adopted this guidance as of the quarter ended March 31, 2015. The adoption of this amended guidance did not have an impact on our Consolidated Financial Statements.
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
Our financial goals include competitive organic revenue growth and operating margin expansion, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights into our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and six months ended June 30, 2015, as compared with the same period in 2014.

	Three months ended June 30, 2015		Six months ended June 30, 2015
% Increase	Total	Organic	Total	Organic
Revenue	1.3%	6.7%	1.8%	6.2%
Salaries and related expenses	3.0%	8.5%	2.6%	7.1%
Office and general expenses	(6.2)%	(1.1)%	(4.0)%	0.5%

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating margin	11.5%	10.6%	6.3%	5.3%
Expenses as % of revenue:
Salaries and related expenses	64.2%	63.2%	68.1%	67.6%
Office and general expenses	24.3%	26.2%	25.6%	27.1%

Net income available to IPG common stockholders [1]	$121.2	$99.4	$119.4	$78.5

Earnings per share available to IPG common stockholders:
Basic [1]	$0.30	$0.24	$0.29	$0.19
Diluted [1]	$0.29	$0.23	$0.29	$0.18

1
For the three and six months ended June 30, 2014, net income available to IPG common stockholders included a loss on early extinguishment of debt of $6.6, net of tax. As a result, for the three and six months ended June 30, 2014, basic and diluted earnings per share were impacted by $0.01 and $0.02 per share, respectively.

When we analyze period-to-period changes in our operating performance, we determine the portion of the change that is attributable to changes in foreign currency rates, the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to evaluate our results include the organic change in revenue, salaries and related expenses, and office and general expenses, and the components of operating expenses expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions, we analyze revenue by business sector, focusing on our top 100 clients which typically constitute approximately 55% to 60% of our annual consolidated revenues. We also analyze revenue by geographic region.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first half of 2015 include the Australian Dollar, Brazilian Real, British Pound Sterling and Euro. The U.S. Dollar was stronger relative to nearly all foreign currencies in regions where we conduct our business as compared to the same period of the prior year, which had a net negative impact on our consolidated results of operations. For the second quarter of 2015, foreign currency fluctuations resulted in net decreases of approximately 6.0% in revenues and operating expenses, which had no net impact on our operating margin percentage. For the first half of 2015, foreign currency fluctuations resulted in net decreases of approximately 5.0% in revenues and operating expenses, which had no net impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

with our strategic plan. For the second quarter and first half of 2015, the net effect of acquisitions and divestitures resulted in an increase to revenue and operating expenses compared to the prior-year period.

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
REVENUE

		Components of Change				Change
	Three months ended June 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2015	Organic	Total
Consolidated	$1,851.4	$(105.9)	$7.2	$123.4	$1,876.1	6.7%	1.3%
Domestic	1,030.9	0.0	1.4	79.8	1,112.1	7.7%	7.9%
International	820.5	(105.9)	5.8	43.6	764.0	5.3%	(6.9)%
United Kingdom	159.0	(14.8)	0.0	12.5	156.7	7.9%	(1.4)%
Continental Europe	203.8	(39.6)	5.8	7.4	177.4	3.6%	(13.0)%
Asia Pacific	224.1	(18.8)	0.0	26.4	231.7	11.8%	3.4%
Latin America	116.3	(23.9)	0.0	(1.9)	90.5	(1.6)%	(22.2)%
Other	117.3	(8.8)	0.0	(0.8)	107.7	(0.7)%	(8.2)%
During the second quarter of 2015, our revenue increased by $24.7, or 1.3%, compared to the second quarter of 2014, comprised of an organic revenue increase of $123.4, or 6.7%, and the effect of net acquisitions of $7.2, partially offset by an adverse foreign currency rate impact of $105.9. Our organic revenue increase was throughout nearly all geographic regions, attributable to net client wins and net higher spending in most client sectors, most notably in the health care and technology and telecom sectors. The organic revenue increase in our domestic market was driven by growth across most disciplines, most notably at our advertising business. In our international markets, the organic revenue increase was driven by our advertising business, digital specialist agencies and public relations business, primarily in the Asia Pacific region and the United Kingdom, and to a lesser extent in Continental Europe due to a modest improvement in the region’s economy. The international organic revenue increase was partially offset by a modest decline in the Latin America region, primarily in Brazil.
Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. In the events and direct marketing businesses, revenues can fluctuate due to the timing of completed projects, as revenue is typically recognized when the project is complete. When we act as principal for these projects, we record the gross amount billed to the client as revenue, and the related costs incurred for third-party services are recorded as pass-through costs in office and general expenses.

		Components of Change				Change
	Six months ended June 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2015	Organic	Total
Consolidated	$3,488.9	$(177.8)	$24.5	$216.5	$3,552.1	6.2%	1.8%
Domestic	1,969.9	0.0	9.0	137.0	2,115.9	7.0%	7.4%
International	1,519.0	(177.8)	15.5	79.5	1,436.2	5.2%	(5.5)%
United Kingdom	326.6	(28.2)	0.0	23.2	321.6	7.1%	(1.5)%
Continental Europe	371.5	(67.9)	15.7	13.2	332.5	3.6%	(10.5)%
Asia Pacific	412.7	(30.8)	(0.1)	37.7	419.5	9.1%	1.6%
Latin America	206.9	(36.3)	(0.1)	(2.5)	168.0	(1.2)%	(18.8)%
Other	201.3	(14.6)	0.0	7.9	194.6	3.9%	(3.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the first half of 2015, our revenue increased by $63.2, or 1.8%, compared to the first half of 2014, comprised of an organic revenue increase of $216.5, or 6.2%, and the effect of net acquisitions of $24.5, partially offset by an adverse foreign currency rate impact of $177.8. Our organic revenue increase was throughout nearly all geographic regions, attributable to net client wins and net higher spending from existing clients in nearly all client sectors, most notably in the health care and technology and telecom sectors, partially offset by a decline in the auto and transportation sector. The domestic and international organic revenue increases were primarily driven by factors similar to those noted above for the second quarter of 2015.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Salaries and related expenses	$1,205.2	$1,170.2	$2,420.4	$2,358.8
Office and general expenses	455.1	485.4	908.1	946.0
Total operating expenses	$1,660.3	$1,655.6	$3,328.5	$3,304.8
Operating income	$215.8	$195.8	$223.6	$184.1
Salaries and Related Expenses

		Components of Change				Change
	2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2015	Organic	Total
Three months ended June 30,	$1,170.2	$(68.8)	$4.9	$98.9	$1,205.2	8.5%	3.0%
Six months ended June 30,	2,358.8	(122.3)	17.2	166.7	2,420.4	7.1%	2.6%
In the second quarter, our total operating expenses increased 0.3% from a year ago, compared with our reported revenue growth of 1.3%, resulting in expansion of our operating margin of 0.9%, to 11.5% from 10.6%.
Salaries and related expenses in the second quarter of 2015 increased by $35.0 compared to the second quarter of 2014, comprised of an organic increase of $98.9 and the effect of net acquisitions of $4.9, partially offset by a favorable foreign currency rate impact of $68.8. The organic increase was primarily due to increases in our workforce at businesses and in regions where we had revenue growth or new business wins. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the second quarter of 2015 to 64.2% from 63.2% when compared to the prior-year period. The increase of our salaries and related expenses as a percentage of total consolidated revenue was due to (1) higher incentive awards as well as timing of certain agency-related bonus accruals resulting from improved financial performance and (2) a decrease in the amount of our pass-through revenues, which is offset in our office and general expenses. The increase was partially offset by a decrease of 0.4% in our base salaries, benefits and tax as a percentage of total consolidated revenue to 53.2%.
Salaries and related expenses in the first half of 2015 increased by $61.6 compared to the first half of 2014, comprised of an organic increase of $166.7 and the effect of net acquisitions of $17.2, partially offset by a favorable foreign currency rate impact of $122.3. The organic increase was primarily driven by factors similar to those noted above for the second quarter of 2015. Our staff cost ratio increased in the first half of 2015 to 68.1% from 67.6% when compared to the prior-year period, also primarily due to the same factors noted above for the second quarter.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Salaries and related expenses	64.2%	63.2%	68.1%	67.6%
Base salaries, benefits and tax	53.2%	53.6%	56.6%	56.8%
Incentive expense	3.7%	2.7%	3.8%	3.3%
Severance expense	0.9%	0.9%	1.0%	1.0%
Temporary help	3.8%	3.7%	3.8%	3.8%
All other salaries and related expenses	2.6%	2.3%	2.9%	2.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change				Change
	2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2015	Organic	Total
Three months ended June 30,	$485.4	$(26.2)	$1.1	$(5.2)	$455.1	(1.1)%	(6.2)%
Six months ended June 30,	946.0	(47.1)	4.6	4.6	908.1	0.5%	(4.0)%
Office and general expenses in the second quarter of 2015 decreased by $30.3 compared to the second quarter of 2014, due to a favorable foreign currency rate impact of $26.2 and an organic decrease of $5.2. The organic decrease was due to lower occupancy costs and decreases in adjustments to contingent acquisition obligations as compared to the prior year. Also contributing to the organic decrease was lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal a year ago that decreased in size or did not occur during the second quarter of 2015. Our occupancy expense in the quarter decreased on an organic basis from a year ago due to a lease buyout credit, which was offset elsewhere within our office and general expenses by a net increase in our reserves for certain contingencies. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the second quarter of 2015 to 24.3% from 26.2% when compared to the prior-year period.
Office and general expenses in the first half of 2015 decreased by $37.9 compared to the first half of 2014, due to a favorable foreign currency rate impact of $47.1, partially offset by the effect of net acquisitions of $4.6 and an organic increase of $4.6. The organic increase was attributable to a net increase in general expenses and foreign currency adjustments, partially offset by lower occupancy costs. In addition, the organic increase was partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal that decreased in size or did not occur during the second quarter of 2015. Our office and general expense ratio decreased in the first half of 2015 to 25.6% from 27.1% when compared to the prior-year period.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Office and general expenses	24.3%	26.2%	25.6%	27.1%
Professional fees	1.5%	1.6%	1.6%	1.7%
Occupancy expense (excluding depreciation and amortization)	5.9%	6.8%	6.5%	7.2%
Travel & entertainment, office supplies and telecommunications	3.5%	3.6%	3.6%	3.7%
All other office and general expenses [1]	13.4%	14.2%	13.9%	14.5%

1
All other office and general expenses primarily include production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency (gains) losses, net restructuring and other reorganization-related reversals, long-lived asset impairments and other expenses.

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash interest on debt obligations	$(18.4)	$(21.2)	$(37.5)	$(40.5)
Non-cash interest	(1.9)	(1.4)	(3.7)	(2.3)
Interest expense	(20.3)	(22.6)	(41.2)	(42.8)
Interest income	5.0	6.6	12.2	12.8
Net interest expense	(15.3)	(16.0)	(29.0)	(30.0)
Other income (expense), net	0.5	(11.2)	0.8	(9.5)
Total (expenses) and other income	$(14.8)	$(27.2)	$(28.2)	$(39.5)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net Interest Expense
For the three and six months ended June 30, 2015, net interest expense decreased by $0.7 and $1.0 as compared to the respective prior-year periods. During the six months ended June 30, 2015, net interest expense decreased due to lower cash interest expense as a result of the retirement of our 6.25% Senior Unsecured Notes in May 2014, partially offset by the issuance of the 4.20% Senior Notes due 2024 in April 2014.
Other Income (Expense), Net
Results of operations for the three and six months ended June 30, 2015 and 2014 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Loss on early extinguishment of debt	$0.0	$(10.4)	$0.0	$(10.4)
(Losses) gains on sales of businesses and investments	(0.1)	0.3	(0.2)	1.1
Vendor discounts and credit adjustments	0.3	0.2	0.3	1.7
Other income (expense), net	0.3	(1.3)	0.7	(1.9)
Total other income (expense), net	$0.5	$(11.2)	$0.8	$(9.5)
Loss on Early Extinguishment of Debt - During the second quarter of 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Senior Unsecured Notes.
(Losses) Gains on Sales of Businesses and Investments – During the six months ended June 30, 2015, we recognized a loss from the sale of a business within our Constituency Management Group ("CMG") segment, partially offset by a gain from the sale of a business within our Integrated Agency Networks ("IAN") segment. During the six months ended June 30, 2014, we recognized gains on sales of businesses within our IAN segment and sales of investments in Rabbi Trusts.
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
Other Income (Expense), net – During the six months ended June 30, 2015, we recorded a gain on liquidation of an entity in the United Kingdom region within our Corporate and other segment. During the six months ended June 30, 2014, we recorded a loss related to an other-than-temporary impairment of an investment in the Asia Pacific region within our IAN segment.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income before income taxes	$201.0	$168.6	$195.4	$144.6
Provision for income taxes	$77.7	$65.3	$76.3	$63.6
Effective income tax rate	38.7%	38.7%	39.0%	44.0%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and six months ended June 30, 2015, our effective income tax rates of 38.7% and 39.0%, respectively, were negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. For the six months ended June 30, 2015, our effective income tax rate of 39.0% was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit.
For the three and six months ended June 30, 2014, our effective income tax rates of 38.7% and 44.0%, respectively, were negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and six months ended June 30, 2015, was $0.30 and $0.29 per share, respectively, compared to $0.24 and $0.19 per share for the three and six months ended June 30, 2014, respectively. Diluted earnings per share was $0.29 per share for the three and six months ended June 30, 2015, compared to $0.23 and $0.18 per share for the three and six months ended June 30, 2014, respectively.
For the three and six months ended June 30, 2014, basic and diluted earnings per share included $0.01 and $0.02 per share, respectively, as a result of the loss on early extinguishment of debt.

Segment Results of Operations – Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2015: IAN and CMG. We also report results for the Corporate and other group.
IAN
REVENUE

		Components of Change				Change
	Three months ended June 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2015	Organic	Total
Consolidated	$1,496.0	$(91.9)	$7.2	$115.4	$1,526.7	7.7%	2.1%
Domestic	801.9	0.0	1.4	74.7	878.0	9.3%	9.5%
International	694.1	(91.9)	5.8	40.7	648.7	5.9%	(6.5)%
During the second quarter of 2015, IAN revenue increased by $30.7 compared to the second quarter of 2014, comprised of an organic revenue increase of $115.4 and the effect of net acquisitions of $7.2, partially offset by an adverse foreign currency rate impact of $91.9. The organic revenue increase was primarily attributable to net client wins and net higher spending from existing clients in all client sectors, most notably in the technology and telecom and healthcare sectors. The organic revenue increase in the domestic market was driven by growth across all disciplines, most notably at our advertising business. The international organic revenue increase was driven by our advertising business and digital specialist agencies, primarily in the Asia Pacific region, led by Singapore, China and India, and in the United Kingdom and Middle East. The international organic revenue increase was partially offset by a modest decline in the Latin America region, primarily in Brazil.

		Components of Change				Change
	Six months ended June 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2015	Organic	Total
Consolidated	$2,811.7	$(152.3)	$14.0	$203.2	$2,876.6	7.2%	2.3%
Domestic	1,547.9	0.0	2.9	122.8	1,673.6	7.9%	8.1%
International	1,263.8	(152.3)	11.1	80.4	1,203.0	6.4%	(4.8)%
During the first half of 2015, IAN revenue increased by $64.9 compared to the first half of 2014, comprised of an organic revenue increase of $203.2 and the effect of net acquisitions of $14.0, partially offset by an adverse foreign currency impact of $152.3. The organic revenue increases in our domestic and international markets were primarily driven by factors similar to those noted above for the second quarter of 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Segment operating income	$205.0	$184.0	11.4%	$236.6	$195.5	21.0%
Operating margin	13.4%	12.3%		8.2%	7.0%

Operating income increased during the second quarter of 2015 compared to the second quarter of 2014 due to an increase in revenue of $30.7 and a decrease in office and general expenses of $12.9, partially offset by increases in salaries and related expenses of $22.6. The decrease in office and general expenses was attributable to a favorable foreign currency rate impact, lower occupancy costs, including an incentive from a lease buyout, and decreases in adjustments to contingent acquisition obligations as compared to the prior year. Partially offsetting the decrease in office and general expenses was a net increase in reserves for contingencies. The increase in salaries and related expenses was due to an increase in base salaries, benefits and temporary help, primarily due to increases in our workforce at businesses and in regions where we had revenue growth from existing clients or new business wins. Also contributing to the increase in salaries and related expenses were higher incentive awards as well as the timing of certain agency-related bonus accruals resulting from improved financial performance, partially offset by a favorable foreign currency rate impact.
Operating income increased during the first half of 2015 compared to the first half of 2014 due to an increase in revenue of $64.9 and a decrease in office and general expenses of $10.1, partially offset by increases in salaries and related expenses of $33.9. The decrease in office and general expenses and increase in salaries and related expenses were primarily driven by factors similar to those noted above for the second quarter of 2015.
CMG
REVENUE

		Components of Change				Change
	Three months ended June 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2015	Organic	Total
Consolidated	$355.4	$(14.0)	$0.0	$8.0	$349.4	2.3%	(1.7)%
Domestic	229.0	0.0	0.0	5.1	234.1	2.2%	2.2%
International	126.4	(14.0)	0.0	2.9	115.3	2.3%	(8.8)%
During the second quarter of 2015, CMG revenue decreased by $6.0 compared to the second quarter of 2014, due to an adverse foreign currency rate impact of $14.0, partially offset by an organic revenue increase of $8.0. The domestic organic revenue increase was primarily attributable to growth at our public relations business, partially offset by a decline at our events marketing business mainly due to a decrease in pass-through revenues that is netted against an equal and offsetting decrease in our office and general expenses. In our international markets, the organic revenue increase was driven by our public relations business, predominantly in the Asia Pacific and Continental Europe regions. The international organic revenue increase was partially offset by a decline at our events marketing business, primarily in the United Kingdom mainly due to a decrease in pass-through revenues.

		Components of Change				Change
	Six months ended June 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2015	Organic	Total
Consolidated	$677.2	$(25.5)	$10.5	$13.3	$675.5	2.0%	(0.3)%
Domestic	422.0	0.0	6.1	14.2	442.3	3.4%	4.8%
International	255.2	(25.5)	4.4	(0.9)	233.2	(0.4)%	(8.6)%
During the first half of 2015, CMG revenue decreased by $1.7 compared to the first half of 2014, due to an adverse foreign currency rate impact of $25.5, partially offset by an organic revenue increase of $13.3 and the effect of net acquisitions of $10.5. The domestic organic revenue increase was primarily driven by factors similar to those noted above for the second quarter of 2015. In our international markets, the organic revenue decrease was driven by declines at our events marketing business due to a decrease in pass-through revenues, predominantly in the United Kingdom, partially offset by growth at our public relations business, led by the Asia Pacific region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Segment operating income	$41.3	$41.3	0.0%	$61.0	$58.8	3.7%
Operating margin	11.8%	11.6%		9.0%	8.7%
Operating income remained flat during the second quarter of 2015 compared to the second quarter of 2014 due to a decrease in office and general expenses of $10.9, partially offset by a decrease in revenue of $6.0 and an increase in salaries and related expenses of $4.9. The decrease in office and general expenses was primarily due to a favorable foreign currency rate impact, lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not occur during the second quarter of 2015, partially offset by higher adjustments to contingent acquisition obligations as compared to the prior year. The increase in salaries and related expenses was due to an increase in base salaries, benefits and temporary help, primarily due to increases in our workforce, most notably at our public relations business, to support business growth and timing of certain agency-related bonus accruals resulting from improved financial performance. The increase in salaries and related expenses was partially offset by a favorable foreign currency rate impact.
Operating income increased during the first half of 2015 compared to the first half of 2014 due to a decrease in office and general expenses of $18.1, partially offset by an increase in salaries and related expenses of $14.2 and a decrease in revenue of $1.7. The decrease in office and general expenses was primarily driven by factors similar to those noted above for the second quarter of 2015. The increase in salaries and related expenses was due to an increase in base salaries, benefits and temporary help, primarily due to increases in our workforce, most notably at our public relations business, to support business growth, as well as an increase for acquisitions, partially offset by a favorable foreign currency rate impact.
CORPORATE AND OTHER
Certain corporate and other charges are reported as separate line items within total segment operating income (loss) and include corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula which incorporates the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses increased during the second quarter of 2015 by $1.0 to $30.5 compared to the second quarter of 2014. During the first half of 2015, corporate and other expenses increased by $3.8 to $74.0 compared to the first half of 2014, primarily due to increases in salaries and related expenses, attributable to higher incentive awards expense resulting from improved financial performance, offset by decreases in office and general expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2015	2014
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$252.5	$218.3
Net cash used in working capital [2]	(760.4)	(746.5)
Changes in other non-current assets and liabilities using cash	(28.7)	(29.0)
Net cash used in operating activities	$(536.6)	$(557.2)
Net cash used in investing activities	(49.9)	(99.1)
Net cash used in financing activities	(160.5)	(89.3)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first half of 2015 was $536.6, which was a decrease of $20.6 as compared to the first half of 2014. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts occurring in the first and fourth quarters. The working capital use in the first half of 2015 was primarily attributable to our media businesses.
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
Investing Activities
Net cash used in investing activities during the first half of 2015 reflects payments for capital expenditures of $49.8 related primarily to computer hardware and software and leasehold improvements.
Financing Activities
Net cash used in financing activities during the first half of 2015 is primarily related to the repurchase of our common stock and payment of dividends, partially offset by an increase in short-term bank borrowings. During the first half of 2015, we repurchased 4.9 shares of our common stock for an aggregate cost of $102.0, including fees, and made dividend payments of $98.5 on our common stock.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $64.7 during the first half of 2015. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar and Euro as of June 30, 2015 as compared to December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Balance Sheet Data	June 30, 2015	December 31, 2014	June 30, 2014
Cash, cash equivalents and marketable securities	$855.6	$1,667.2	$901.4

Short-term borrowings	$158.0	$107.2	$126.2
Current portion of long-term debt	2.0	2.1	2.4
Long-term debt	1,622.8	1,623.5	1,629.9
Total debt	$1,782.8	$1,732.8	$1,758.5
LIQUIDITY OUTLOOK
We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements for the next twelve months, at a minimum. We also have a committed corporate credit facility as well as uncommitted facilities available to support our operating needs. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and common stock dividends.
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
Notable funding requirements include:

•
Acquisitions – In the first half of 2015, we paid cash of $45.6 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $24.0 over the remainder of 2015 related to prior acquisitions. We may also be required to pay approximately $20.0 related to put options held by minority shareholders if exercised during 2015. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first half of 2015, we paid two quarterly cash dividends of $0.120 per share on our common stock, which corresponded to an aggregate dividend payment of $98.5. Assuming we continue to pay a quarterly dividend of $0.120 per share, and there is no significant change from the number of outstanding shares as of June 30, 2015, we would expect to pay approximately $99.0 over the remainder of 2015.

•
Restructuring – In the first half of 2015, we paid cash of approximately $2.0 in connection with prior restructuring plans. We expect to pay approximately $3.0 over the remainder of 2015, with cash payments expected to be made through 2021.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the funded status of the plans. During the first half of 2015, we contributed $1.9 and $11.5 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2015, we expect to contribute approximately $1.0 and $11.0 of cash to our domestic and foreign pension plans, respectively.

Share Repurchase Program
In February 2015, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2014. As of June 30, 2015, $341.6 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

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

	June 30, 2015
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$855.6
Committed credit agreement	$1,000.0	$0.0	$16.9	$983.1
Uncommitted credit arrangements	$735.2	$158.0	$1.3	$575.9

1	We are required from time to time to post letters of credit primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2015. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of June 30, 2015.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	June 30, 2015	EBITDA Reconciliation	June 30, 2015
Interest coverage ratio (not less than)	5.00x	Operating income	$827.9
Actual interest coverage ratio	19.30x	Add:
Leverage ratio (not greater than)	3.25x	Depreciation and amortization	221.8
Actual leverage ratio	1.70x	EBITDA [1]	$1,049.7

1	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. As of June 30, 2015, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of June 30, 2015, the weighted-average interest rate on outstanding balances of our international operations under the uncommitted credit arrangements was approximately 3%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts that other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2015, the amount netted was $1,497.0.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of July 16, 2015, are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first half of 2015. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of June 30, 2015, and December 31, 2014, approximately 89% and 91%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates but do not have any interest rate swaps outstanding as of June 30, 2015. We are exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to our foreign currency denominated assets and liabilities, cash positions and short term intercompany loans. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the second quarter of 2015, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2015 to June 30, 2015:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	931,906	$21.49	930,604	$372,324,317
May 1 - 31	690,000	$20.94	690,000	$357,875,687
June 1 - 30	813,963	$20.17	805,401	$341,622,379
Total	2,435,869	$20.89	2,426,005

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 1,302 Withheld Shares in April 2015, no Withheld Shares in May 2015 and 8,562 Withheld Shares in June 2015, for a total of 9,864 Withheld Shares during the three month period.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: July 23, 2015

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 23, 2015

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2015.