Form 10-Q
period 2015-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2015-10-22
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of October 15, 2015 was 406,348,017.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUE	$1,865.5	$1,841.1	$5,417.6	$5,330.0

OPERATING EXPENSES:
Salaries and related expenses	1,202.2	1,195.2	3,622.6	3,554.0
Office and general expenses	471.4	474.6	1,379.5	1,420.6
Total operating expenses	1,673.6	1,669.8	5,002.1	4,974.6

OPERATING INCOME	191.9	171.3	415.5	355.4

EXPENSES AND OTHER INCOME:
Interest expense	(21.3)	(20.7)	(62.5)	(63.5)
Interest income	5.6	7.5	17.8	20.3
Other expense, net	(37.2)	(0.6)	(36.4)	(10.1)
Total (expenses) and other income	(52.9)	(13.8)	(81.1)	(53.3)

Income before income taxes	139.0	157.5	334.4	302.1
Provision for income taxes	61.1	65.0	137.4	128.6
Income of consolidated companies	77.9	92.5	197.0	173.5
Equity in net income of unconsolidated affiliates	0.1	0.3	0.6	0.6
NET INCOME	78.0	92.8	197.6	174.1
Net income attributable to noncontrolling interests	(3.1)	(3.1)	(3.3)	(5.9)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$74.9	$89.7	$194.3	$168.2

Earnings per share available to IPG common stockholders:
Basic	$0.18	$0.21	$0.47	$0.40
Diluted	$0.18	$0.21	$0.47	$0.39

Weighted-average number of common shares outstanding:
Basic	407.6	419.2	409.7	421.0
Diluted	415.5	426.4	417.0	427.2

Dividends declared per common share	$0.120	$0.095	$0.360	$0.285

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
NET INCOME	$78.0	$92.8	$197.6	$174.1
OTHER COMPREHENSIVE LOSS

Foreign currency translation:
Foreign currency translation adjustments	(109.0)	(113.5)	(218.0)	(89.0)
Less: reclassification adjustments recognized in net income	14.9	0.0	13.7	(0.9)
	(94.1)	(113.5)	(204.3)	(89.9)

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.2	0.2	0.4	0.4
Income tax effect	0.0	(0.3)	(0.1)	(0.3)
	0.2	(0.1)	0.3	0.1

Derivative instruments:
Changes in fair value of derivative instruments	0.0	0.0	0.0	(0.6)
Less: recognition of previously unrealized losses included in net income	0.5	0.5	1.5	1.4
Income tax effect	(0.7)	(0.2)	(1.1)	(0.3)
	(0.2)	0.3	0.4	0.5

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	2.8	0.0	8.5	(0.3)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.3	2.6	7.5	7.6
Less: settlement and curtailment losses included in net income	(0.2)	0.0	0.0	0.0
Other	0.1	(0.1)	(0.1)	(0.3)
Income tax effect	(2.6)	(1.0)	(4.8)	(2.3)
	1.4	1.5	11.1	4.7

Other comprehensive loss, net of tax	(92.7)	(111.8)	(192.5)	(84.6)
TOTAL COMPREHENSIVE (LOSS) INCOME	(14.7)	(19.0)	5.1	89.5
Less: comprehensive income attributable to noncontrolling interests	0.8	3.4	0.3	5.3
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPG	$(15.5)	$(22.4)	$4.8	$84.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS:
Cash and cash equivalents	$874.3	$1,660.6
Marketable securities	6.9	6.6
Accounts receivable, net of allowance of $61.7 and $59.5, respectively	3,848.3	4,376.6
Expenditures billable to clients	1,590.2	1,424.2
Other current assets	349.1	342.2
Total current assets	6,668.8	7,810.2
Property and equipment, net of accumulated depreciation of $987.2 and $1,070.0, respectively	519.2	548.2
Deferred income taxes	203.9	192.9
Goodwill	3,591.3	3,669.2
Other non-current assets	490.9	526.7
TOTAL ASSETS	$11,474.1	$12,747.2

LIABILITIES:
Accounts payable	$5,753.4	$6,558.0
Accrued liabilities	688.9	796.0
Short-term borrowings	128.3	107.2
Current portion of long-term debt	2.0	2.1
Total current liabilities	6,572.6	7,463.3
Long-term debt	1,621.3	1,623.5
Deferred compensation	462.9	527.9
Other non-current liabilities	699.2	723.9
TOTAL LIABILITIES	9,356.0	10,338.6

Redeemable noncontrolling interests	226.5	257.4

STOCKHOLDERS’ EQUITY:
Common stock	41.5	41.2
Additional paid-in capital	1,613.6	1,547.5
Retained earnings	1,226.2	1,183.3
Accumulated other comprehensive loss, net of tax	(826.2)	(636.7)
	2,055.1	2,135.3
Less: Treasury stock	(191.3)	(19.0)
Total IPG stockholders’ equity	1,863.8	2,116.3
Noncontrolling interests	27.8	34.9
TOTAL STOCKHOLDERS’ EQUITY	1,891.6	2,151.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,474.1	$12,747.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197.6	$174.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	116.3	121.7
Provision for uncollectible receivables	12.2	9.0
Amortization of restricted stock and other non-cash compensation	49.7	37.9
Net amortization of bond discounts and deferred financing costs	4.2	3.7
Deferred income tax (benefit) provision	(33.7)	49.1
Losses (gains) on sales of businesses	38.1	(0.5)
Other	13.0	17.1
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	308.0	623.0
Expenditures billable to clients	(235.1)	(193.2)
Other current assets	(12.1)	(65.0)
Accounts payable	(556.1)	(1,015.7)
Accrued liabilities	(110.3)	(107.2)
Other non-current assets and liabilities	(47.5)	(35.0)
Net cash used in operating activities	(255.7)	(381.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80.7)	(94.4)
Acquisitions, net of cash acquired	(5.9)	(62.9)
Proceeds from sales of businesses, investments and fixed assets, net of cash sold	(3.8)	15.9
Net purchases and maturities of short-term marketable securities	(0.1)	(0.5)
Net cash used in investing activities	(90.5)	(141.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(172.3)	(148.1)
Common stock dividends	(147.2)	(119.9)
Acquisition-related payments	(31.8)	(12.7)
Distributions to noncontrolling interests	(13.1)	(13.9)
Purchase of long-term debt	(1.0)	(350.1)
Proceeds from issuance of long-term debt	0.0	499.1
Excess tax benefit on share-based compensation	9.0	4.9
Exercise of stock options	11.8	11.9
Net increase (decrease) in short term bank borrowings	29.4	(44.4)
Other financing activities	3.6	(1.6)
Net cash used in financing activities	(311.6)	(174.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(128.5)	(43.1)
Net decrease in cash and cash equivalents	(786.3)	(740.8)
Cash and cash equivalents at beginning of period	1,660.6	1,636.8
Cash and cash equivalents at end of period	$874.3	$896.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	414.6	$41.2	$1,547.5	$1,183.3	$(636.7)	$(19.0)	$2,116.3	$34.9	$2,151.2
Net income				194.3			194.3	3.3	197.6
Other comprehensive loss					(189.5)		(189.5)	(3.0)	(192.5)
Reclassifications related to redeemable noncontrolling interests								4.3	4.3
Distributions to noncontrolling interests								(13.1)	(13.1)
Change in redemption value of redeemable noncontrolling interests				(3.6)			(3.6)		(3.6)
Repurchase of common stock						(172.3)	(172.3)		(172.3)
Common stock dividends				(147.2)			(147.2)		(147.2)
Stock-based compensation	2.4	0.3	63.1				63.4		63.4
Exercise of stock options	1.2	0.1	11.8				11.9		11.9
Shares withheld for taxes	(0.8)	(0.1)	(17.4)				(17.5)		(17.5)
Excess tax benefit from stock-based compensation			9.0				9.0		9.0
Other			(0.4)	(0.6)			(1.0)	1.4	0.4
Balance at September 30, 2015	417.4	$41.5	$1,613.6	$1,226.2	$(826.2)	$(191.3)	$1,863.8	$27.8	$1,891.6

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

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2015		December 31, 2014
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount of $0.3)	2.30%	$299.7	$302.0	$299.6	$301.2
4.00% Senior Notes due 2022 (less unamortized discount of $2.0)	4.13%	248.0	252.6	247.7	255.2
3.75% Senior Notes due 2023 (less unamortized discount of $1.1)	4.32%	498.9	493.1	498.8	499.8
4.20% Senior Notes due 2024 (less unamortized discount of $0.8)	4.24%	499.2	498.6	499.1	509.8
Other notes payable and capitalized leases		77.5	77.5	80.4	80.4
Total long-term debt		1,623.3		1,625.6
Less: current portion		2.0		2.1
Long-term debt, excluding current portion		$1,621.3		$1,623.5

1	See Note 12 for information on the fair value measurement of our long-term debt.
Credit Agreements
We maintain a committed corporate credit facility (the "Credit Agreement") and uncommitted lines of credit to increase our financial flexibility. The Credit Agreement is a revolving facility, expiring in December 2018, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2015.
Refer to Note 15 for further discussion related to the Credit Agreement.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income available to IPG common stockholders - basic and diluted	$74.9	$89.7	$194.3	$168.2

Weighted-average number of common shares outstanding - basic	407.6	419.2	409.7	421.0
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.9	7.2	7.3	6.2
Weighted-average number of common shares outstanding - diluted	415.5	426.4	417.0	427.2

Earnings per share available to IPG common stockholders - basic	$0.18	$0.21	$0.47	$0.40
Earnings per share available to IPG common stockholders - diluted	$0.18	$0.21	$0.47	$0.39

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
During the first nine months of 2015, we completed two acquisitions, including a full-service digital agency in the UK. Of our two acquisitions, one was included in the Integrated Agency Networks (“IAN”) operating segment, and one was included in the Constituency Management Group ("CMG") operating segment. During the first nine months of 2015, we recorded approximately $14.0 of goodwill and intangible assets related to our acquisitions.
During the first nine months of 2014, we completed six acquisitions, consisting of a global digital agency, a full-service digital agency in the United States, a healthcare agency in the United Kingdom, a digital public relations agency based in Sweden, a digital and traditional creative agency in Germany and a search marketing agency based in the Netherlands. Of our six acquisitions, four were included in the IAN operating segment, and two were included in the CMG operating segment. During the first nine months of 2014, we recorded approximately $137.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2015	2014
Cost of investment: current-year acquisitions	$8.3	$87.2
Cost of investment: prior-year acquisitions	31.8	13.3
Less: net cash acquired	(2.4)	(24.9)
Total cost of investment	37.7	75.6
Operating expense [1]	17.6	1.8
Total cash paid for acquisitions [2]	$55.3	$77.4

1
Represents cash payments made that were either in excess of the initial value of contingent payments or contingent upon the future employment of the former owners of the acquired companies and are recorded in the operating section of the Consolidated Statements of Cash Flows.

2
Of the total cash paid for acquisitions, $31.8 and $12.7 for the nine months ended September 30, 2015, and 2014, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions. $5.9 and $62.9 for the nine months ended September 30, 2015, and 2014, respectively, are

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

classified under the investing section of the unaudited Consolidated Statements of Cash Flows, as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions.
Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2015	2014
Balance at beginning of period	$257.4	$249.1
Change in related noncontrolling interests balance	(9.4)	(6.7)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.5	22.0
Redemptions and other	(24.4)	(4.5)
Redemption value adjustments [1]	2.4	(4.6)
Balance at end of period	$226.5	$255.3

1
In each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value above initial value prior to exercise will also impact retained earnings or additional paid-in capital, except adjustments as a result of currency translation.

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2015	December 31, 2014
Salaries, benefits and related expenses	$433.2	$510.6
Office and related expenses	47.4	51.5
Acquisition obligations	62.5	88.1
Interest	17.5	18.3
Restructuring and other reorganization-related	3.6	5.5
Other	124.7	122.0
Total accrued liabilities	$688.9	$796.0

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2015 and 2014, include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Loss on early extinguishment of debt	$0.0	$0.0	$0.0	$(10.4)
(Losses) gains on sales of businesses and investments	(37.6)	0.1	(37.8)	1.2
Vendor discounts and credit adjustments	0.1	0.3	0.4	2.0
Other income (expense), net	0.3	(1.0)	1.0	(2.9)
Total other expense, net	$(37.2)	$(0.6)	$(36.4)	$(10.1)
Loss on Early Extinguishment of Debt - During the nine months ended September 30, 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Senior Unsecured Notes.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

(Losses) Gains on Sales of Businesses and Investments – During the three months ended September 30, 2015, we recognized losses on the sales of businesses on completed dispositions within both our IAN and CMG segments and the classification of certain assets as held for sale within our IAN segment.
As of September 30, 2015, assets held for sale, included in other current assets, was $6.9, primarily consisting of cash and accounts receivable, and liabilities held for sale, included in accrued liabilities, was $17.6, primarily consisting of accounts payable and accrued liabilities, related to sales of businesses expected to be completed within the next twelve months.
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
Other Income (Expense), net – During the nine months ended September 30, 2015, we recorded a gain related to swap contracts within our Corporate and other segment. During the nine months ended September 30, 2014, we recorded a loss related to an other-than-temporary impairment of an investment in the Asia Pacific region within our IAN segment.

Share Repurchase Program
In February 2015, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2015 Share Repurchase Program"), which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2014 (the "2014 Share Repurchase Program").
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,
	2015	2014
Number of shares repurchased	8.5	8.3
Aggregate cost, including fees	$172.3	$148.1
Average price per share, including fees	$20.36	$17.91
We fully utilized the 2014 Share Repurchase Program during the third quarter of 2015. As of September 30, 2015, $271.3 remains available for repurchase under the 2015 Share Repurchase Program. The 2015 Share Repurchase Program has no expiration date.

Note 6:  Income Taxes
For the three and nine months ended September 30, 2015, our effective income tax rates of 44.0% and 41.1%, respectively, were negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and from the losses on sales of businesses for which we did not receive a full tax benefit. The negative impacts to our tax rates were partially offset by the reversal of a valuation allowance in Continental Europe. For the nine months ended September 30, 2015, our effective income tax rate of 41.1% was also positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit.
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
We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the nine months ended September 30, 2015.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	0.8	$22.04
Performance-based awards	2.9	$20.88
Total stock-based compensation awards	3.7
During the nine months ended September 30, 2015, the Compensation Committee granted performance cash awards and restricted cash awards, which are adjusted for performance, under the 2014 PIP with a total target value of $32.9 and $1.2, respectively. Cash and equity awards are expensed over the vesting period, which is typically three years.

Note 8:  Restructuring and Other Reorganization-Related Liabilities
2013 Restructuring Plan
In the fourth quarter of 2013, we implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity for the nine months ended September 30, 2015 is listed below.

	December 31, 2014	Net Restructuring Reversals	Cash Payments	Foreign Currency Translation Adjustments	September 30, 2015
Severance and termination costs	$4.4	$0.0	$(1.8)	$(0.1)	$2.5
Lease termination costs	2.6	(0.1)	(0.7)	(0.1)	1.7
Total	$7.0	$(0.1)	$(2.5)	$(0.2)	$4.2
Prior Restructuring Plans
During the nine months ended September 30, 2015, we recorded $0.7 of net reversals for the 2003 and 2001 restructuring plans (the "Prior Restructuring Plans") within the IAN segment related to changes in the estimate of lease termination costs. As of September 30, 2015, the remaining liability for the Prior Restructuring Plans was $0.5.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)
Other comprehensive (loss) income before reclassifications	(215.0)	0.4	0.0	8.4	(206.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	13.7	(0.1)	0.4	2.7	16.7
Balance as of September 30, 2015	$(637.6)	$1.1	$(10.5)	$(179.2)	$(826.2)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive (loss) income before reclassifications	(88.4)	0.4	(0.6)	(0.6)	(89.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	(0.3)	1.1	5.3	5.2
Balance as of September 30, 2014	$(333.0)	$0.5	$(11.2)	$(151.5)	$(495.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2015	2014
Foreign currency translation adjustments	$14.9	$0.0	$13.7	$(0.9)	Other expense, net
Losses on derivative instruments	0.5	0.5	1.5	1.4	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	1.1	2.6	7.5	7.6
Tax effect	(3.3)	(1.5)	(6.0)	(2.9)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$13.2	$1.6	$16.7	$5.2

1	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 10 for further information.

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended September 30,	2015	2014	2015	2014	2015	2014
Service cost	$0.0	$0.0	$2.7	$3.0	$0.0	$0.0
Interest cost	(4.1)	1.5	4.9	6.0	0.5	0.4
Expected return on plan assets	(1.8)	(1.8)	(5.3)	(6.4)	0.0	0.0
Settlements and curtailments	0.0	0.0	(0.2)	0.1	0.0	0.0
Amortization of:
Prior service credit	0.0	0.0	0.0	0.0	(0.1)	0.0
Unrecognized actuarial losses	0.3	1.7	1.1	0.9	0.0	0.0
Net periodic cost	$(5.6)	$1.4	$3.2	$3.6	$0.4	$0.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine months ended September 30,	2015	2014	2015	2014	2015	2014
Service cost	$0.0	$0.0	$7.6	$7.9	$0.0	$0.0
Interest cost	(1.1)	4.6	14.3	17.8	1.2	1.3
Expected return on plan assets	(5.6)	(5.5)	(15.6)	(18.8)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.0	0.1	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	4.4	5.0	3.1	2.6	0.0	0.0
Net periodic cost	$(2.3)	$4.1	$9.5	$9.7	$1.1	$1.2
During the nine months ended September 30, 2015, we contributed $2.6 and $15.9 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2015, we do not expect to make any additional cash contributions to our Domestic Pension Plan and we expect to contribute approximately $7.0 of cash to our foreign pension plans.

Note 11:  Segment Information
As of September 30, 2015, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), Mullen Lowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2014 Annual Report on Form 10-K, except that segment operating income (loss) for the three and nine months ended September 30, 2015 and 2014, respectively, includes a minimal impact of net restructuring and other reorganization-related reversals.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2015 and 2014 is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
IAN	$1,484.1	$1,459.3	$4,351.3	$4,260.3
CMG	381.4	381.8	1,066.3	1,069.7
Total	$1,865.5	$1,841.1	$5,417.6	$5,330.0

Segment operating income (loss):
IAN	$182.9	$164.7	$419.2	$359.1
CMG	48.2	47.8	109.5	107.7
Corporate and other	(39.2)	(41.2)	(113.2)	(111.4)
Total	$191.9	$171.3	$415.5	$355.4

Interest expense	(21.3)	(20.7)	(62.5)	(63.5)
Interest income	5.6	7.5	17.8	20.3
Other expense, net	(37.2)	(0.6)	(36.4)	(10.1)
Income before income taxes	$139.0	$157.5	$334.4	$302.1

Depreciation and amortization of property and equipment and intangible assets:
IAN	$27.9	$31.0	$87.5	$92.6
CMG	4.9	4.9	13.9	13.8
Corporate and other	5.3	5.1	14.9	15.3
Total	$38.1	$41.0	$116.3	$121.7

Capital expenditures:
IAN	$23.0	$20.8	$55.4	$51.9
CMG	2.3	2.7	5.8	8.3
Corporate and other	5.6	12.2	19.5	34.2
Total	$30.9	$35.7	$80.7	$94.4

	September 30, 2015	December 31, 2014
Total assets:
IAN	$9,998.3	$11,080.9
CMG	1,350.6	1,346.8
Corporate and other	125.2	319.5
Total	$11,474.1	$12,747.2

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2015. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2015				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$133.2	$0.0	$0.0	$133.2	Cash and cash equivalents
Short-term marketable securities	6.9	0.0	0.0	6.9	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$140.6	$0.0	$0.0	$140.6

As a percentage of total assets	1.2%	0.0%	0.0%	1.2%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$44.1	$44.1

	December 31, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$901.4	$0.0	$0.0	$901.4	Cash and cash equivalents
Short-term marketable securities	6.6	0.0	0.0	6.6	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$908.5	$0.0	$0.0	$908.5

As a percentage of total assets	7.1%	0.0%	0.0%	7.1%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$32.8	$32.8

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
Liabilities	2015	2014	2015	2014
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$44.9	$28.7	$32.8	$27.0
Level 3 additions	1.9	0.0	23.7	2.5
Level 3 reductions	(3.9)	0.0	(15.3)	(0.6)
Realized losses/(gains) included in net income	1.4	0.1	2.3	(0.1)
Foreign currency translation	(0.2)	0.0	0.6	0.0
Mandatorily redeemable noncontrolling interests - Balance at end of period	$44.1	$28.8	$44.1	$28.8
Realized losses/(gains) included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,546.3	$77.5	$1,623.8	$0.0	$1,566.0	$80.4	$1,646.4
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

As previously disclosed, on April 10, 2015, a federal judge in Brazil authorized the search of the records of an agency's offices in São Paulo and Brasilia, in connection with an ongoing investigation by Brazilian authorities involving payments potentially connected to local government contracts. The Company had previously investigated the matter and taken a number of remedial and disciplinary actions. The company is in the process of concluding a settlement related to these matters with government agencies.
Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $624.4 and $580.4 as of September 30, 2015, and December 31, 2014, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $316.7 and $329.2 as of September 30, 2015, and December 31, 2014, respectively. In the event of nonpayment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee.

Note 14:  Recent Accounting Standards
Business Combinations
In September 2015, the Financial Accounting Standards Board (the “FASB”) issued amended guidance which requires measurement period adjustments to be recorded in the reporting period in which the adjustment amounts are determined.  Previously, such adjustments were required to be retrospectively recorded in prior period financial information. This amended guidance will be effective for us beginning January 1, 2016, and applied prospectively, with early adoption permitted. We have early adopted this amended guidance as of the quarter ended September 30, 2015, and the adoption did not have a significant impact on our Consolidated Financial Statements.
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
Debt Issuance Costs
In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The FASB later issued guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amended guidance will be effective for us beginning January 1, 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. We plan to early adopt this amended guidance as of the quarter ended December 31, 2015. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.
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
Extraordinary and Unusual Items
In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items from generally accepted accounting principles. Prior to this amendment, an entity was required to separately classify and present an event or transaction that was determined to be both unusual in nature and infrequent in occurrence as an extraordinary item, net of tax, after income from continuing operations in the income statement. Upon adopting this amended guidance, a material event or transaction

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

that an entity considers to be unusual or infrequent, or both, may still be presented separately but will now be presented on a pre-tax basis within income from continuing operations or disclosed in the notes to the financial statements. This amended guidance will be effective for us beginning January 1, 2016 and may be applied retrospectively or prospectively, with early adoption permitted. We have early adopted this amended guidance as of the quarter ended March 31, 2015, and the adoption did not have a significant impact on our Consolidated Financial Statements.
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

Note 15:  Subsequent Event
On October 20, 2015, we amended and restated our Credit Agreement, which was most recently amended and restated on December 12, 2013. The amendment extends the Credit Agreement's expiration to October 20, 2020, and provides additional flexibility with respect to certain covenants. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed. The aggregate lending limit of $1,000.0, or the equivalent in other currencies, and the ability to increase the commitments from time to time by an additional amount of up to $250.0 remain unchanged by the amendment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and nine months ended September 30, 2015, as compared with the same periods in 2014.

	Three months ended September 30, 2015		Nine months ended September 30, 2015
% Increase	Total	Organic	Total	Organic
Revenue	1.3%	7.1%	1.6%	6.5%
Salaries and related expenses	0.6%	6.2%	1.9%	6.8%
Office and general expenses	(0.7)%	5.2%	(2.9)%	2.1%

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating margin	10.3%	9.3%	7.7%	6.7%
Expenses as % of revenue:
Salaries and related expenses	64.4%	64.9%	66.9%	66.7%
Office and general expenses	25.3%	25.8%	25.5%	26.7%

Net income available to IPG common stockholders [1]	$74.9	$89.7	$194.3	$168.2

Earnings per share available to IPG common stockholders:
Basic [1]	$0.18	$0.21	$0.47	$0.40
Diluted [1]	$0.18	$0.21	$0.47	$0.39

1
For the three and nine months ended September 30, 2015, net income available to IPG common stockholders includes losses of $35.3, net of tax, on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. As a result, for the three months ended September 30, 2015, basic and diluted earnings per share were both negatively impacted by $0.09 per share. For the nine months ended September 30, 2015, basic and diluted earnings per share were negatively impacted by $0.09 and $0.08 per share, respectively. For the nine months ended September 30, 2014, net income available to IPG common stockholders included a loss on early extinguishment of debt of $6.6, net of tax. As a result, for the nine months ended September 30, 2014, basic and diluted earnings per share included a loss of $0.02 per share.

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first nine months of 2015 include the Australian Dollar, Brazilian Real, British Pound Sterling and Euro.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the third quarter and first nine months of 2015, the net effect of acquisitions and divestitures resulted in an increase to revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
REVENUE

		Components of Change				Change
	Three months ended September 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2015	Organic	Total
Consolidated	$1,841.1	$(109.1)	$2.6	$130.9	$1,865.5	7.1%	1.3%
Domestic	1,061.8	0.0	1.2	75.5	1,138.5	7.1%	7.2%
International	779.3	(109.1)	1.4	55.4	727.0	7.1%	(6.7)%
United Kingdom	167.7	(12.4)	1.3	8.8	165.4	5.2%	(1.4)%
Continental Europe	169.9	(28.1)	0.1	0.4	142.3	0.2%	(16.2)%
Asia Pacific	227.6	(27.2)	0.2	16.3	216.9	7.2%	(4.7)%
Latin America	112.5	(30.8)	(0.2)	16.2	97.7	14.4%	(13.2)%
Other	101.6	(10.6)	0.0	13.7	104.7	13.5%	3.1%
During the third quarter of 2015, our revenue increased by $24.4, or 1.3%, compared to the third quarter of 2014, comprised of an organic revenue increase of $130.9, or 7.1%, and the effect of net acquisitions of $2.6, partially offset by an adverse foreign currency rate impact of $109.1. Our organic revenue increase was throughout all geographic regions, attributable to net higher spending in all client sectors, most notably in the technology and telecom and healthcare sectors, as well as the food and beverage sector, and from net client wins. The organic revenue increase in our domestic market was driven by growth across most disciplines, most notably at our advertising and media businesses, as well as our digital specialist agencies. In our international markets, the organic revenue increase was driven by our advertising and media businesses, primarily in the Asia Pacific region, notably in China and India, in the Latin America region, and in the Middle East. Also contributing to the international organic revenue increase was growth at our digital specialist agencies.
Our revenue is directly impacted by our ability to win new clients, as well as the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. In the events and direct marketing businesses, revenues can fluctuate due to the timing of completed projects, as revenue is typically recognized when the project is complete. When we act as principal for these projects, we record the gross amount billed to the client as revenue, and the related costs incurred for third-party services are recorded as pass-through costs in office and general expenses.

		Components of Change				Change
	Nine months ended September 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2015	Organic	Total
Consolidated	$5,330.0	$(286.9)	$27.1	$347.4	$5,417.6	6.5%	1.6%
Domestic	3,031.7	0.0	10.2	212.5	3,254.4	7.0%	7.3%
International	2,298.3	(286.9)	16.9	134.9	2,163.2	5.9%	(5.9)%
United Kingdom	494.3	(40.6)	1.3	32.0	487.0	6.5%	(1.5)%
Continental Europe	541.4	(96.0)	15.8	13.6	474.8	2.5%	(12.3)%
Asia Pacific	640.3	(58.0)	0.1	54.0	636.4	8.4%	(0.6)%
Latin America	319.4	(67.1)	(0.3)	13.7	265.7	4.3%	(16.8)%
Other	302.9	(25.2)	0.0	21.6	299.3	7.1%	(1.2)%
During the first nine months of 2015, our revenue increased by $87.6, or 1.6%, compared to the first nine months of 2014, comprised of an organic revenue increase of $347.4, or 6.5%, and the effect of net acquisitions of $27.1, partially offset by an adverse foreign currency rate impact of $286.9. Our organic revenue increase was throughout all geographic regions, driven by factors similar to those noted above for the third quarter of 2015, partially offset by a decline in the auto and transportation sector.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The domestic organic revenue increase was also driven by factors similar to those noted above for the third quarter of 2015. In our international markets, the organic revenue increase was driven by growth across most disciplines, notably at our advertising business in the Asia Pacific region, predominantly in China, Singapore, and India, in the United Kingdom, and in the Middle East. Also contributing to our international organic revenue increase were our digital specialist agencies and public relations businesses across all regions, partially offset by a modest decline at our events marketing business in the United Kingdom for certain projects that did not occur in the first nine months as compared to the prior year period.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Salaries and related expenses	$1,202.2	$1,195.2	$3,622.6	$3,554.0
Office and general expenses	471.4	474.6	1,379.5	1,420.6
Total operating expenses	$1,673.6	$1,669.8	$5,002.1	$4,974.6
Operating income	$191.9	$171.3	$415.5	$355.4
Salaries and Related Expenses

		Components of Change				Change
	2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2015	Organic	Total
Three months ended September 30,	$1,195.2	$(68.8)	$1.7	$74.1	$1,202.2	6.2%	0.6%
Nine months ended September 30,	3,554.0	(191.1)	18.9	240.8	3,622.6	6.8%	1.9%
In the third quarter, our total operating expenses increased 0.2% from a year ago, compared with our reported revenue growth of 1.3%, resulting in expansion of our operating margin of 1.0%, to 10.3% from 9.3%.
Salaries and related expenses in the third quarter of 2015 increased by $7.0 compared to the third quarter of 2014, comprised of an organic increase of $74.1 and the effect of net acquisitions of $1.7, partially offset by a favorable foreign currency rate impact of $68.8. The organic increase was primarily due to increases in our workforce at businesses and in regions where we had revenue growth and net new business wins, and higher overall incentive awards expense due to improved financial performance. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2015 to 64.4% from 64.9% when compared to the prior-year period. The decrease of our salaries and related expenses as a percentage of total consolidated revenue was primarily attributable to a decrease of 0.5% in our base salaries, benefits and tax to 53.3% and a decrease of 0.2% in our temporary help to 3.7%, partially offset by an increase of 0.4% in our incentive expense to 3.9%.
Salaries and related expenses in the first nine months of 2015 increased by $68.6 compared to the first nine months of 2014, comprised of an organic increase of $240.8 and the effect of net acquisitions of $18.9, partially offset by a favorable foreign currency rate impact of $191.1. The organic increase was primarily driven by factors similar to those noted above for the third quarter of 2015. Our staff cost ratio increased in the first nine months of 2015 to 66.9% from 66.7% when compared to the prior-year period.
The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Salaries and related expenses	64.4%	64.9%	66.9%	66.7%
Base salaries, benefits and tax	53.3%	53.8%	55.5%	55.8%
Incentive expense	3.9%	3.5%	3.8%	3.4%
Severance expense	0.8%	0.6%	0.9%	0.9%
Temporary help	3.7%	3.9%	3.8%	3.8%
All other salaries and related expenses	2.7%	3.1%	2.9%	2.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change				Change
	2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2015	Organic	Total
Three months ended September 30,	$474.6	$(28.5)	$0.5	$24.8	$471.4	5.2%	(0.7)%
Nine months ended September 30,	1,420.6	(75.6)	5.1	29.4	1,379.5	2.1%	(2.9)%
Office and general expenses in the third quarter of 2015 decreased by $3.2 compared to the third quarter of 2014, due to a favorable foreign currency rate impact of $28.5, partially offset by an organic increase of $24.8. The organic increase was due to increased general expenses and reserves for certain contingencies, as well as higher professional fees. The organic increase was partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal that decreased in size or did not recur during the third quarter of 2015. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2015 to 25.3% from 25.8% when compared to the prior-year period.
Office and general expenses in the first nine months of 2015 decreased by $41.1 compared to the first nine months of 2014, due to a favorable foreign currency rate impact of $75.6, partially offset by an organic increase of $29.4 and the effect of net acquisitions of $5.1. The organic increase was primarily driven by factors similar to those noted above for the third quarter of 2015, as well as lower occupancy costs. Our office and general expense ratio decreased in the first nine months of 2015 to 25.5% from 26.7% when compared to the prior-year period.
The following table details our office and general expenses as a percentage of total consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Office and general expenses	25.3%	25.8%	25.5%	26.7%
Professional fees	1.6%	1.4%	1.6%	1.6%
Occupancy expense (excluding depreciation and amortization)	6.6%	6.8%	6.5%	7.1%
Travel & entertainment, office supplies and telecommunications	3.2%	3.3%	3.5%	3.6%
All other office and general expenses [1]	13.9%	14.3%	13.9%	14.4%

1
All other office and general expenses primarily include production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency (gains) losses, net restructuring and other reorganization-related reversals, long-lived asset impairments and other expenses.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cash interest on debt obligations	$(18.4)	$(19.1)	$(55.9)	$(59.6)
Non-cash interest	(2.9)	(1.6)	(6.6)	(3.9)
Interest expense	(21.3)	(20.7)	(62.5)	(63.5)
Interest income	5.6	7.5	17.8	20.3
Net interest expense	(15.7)	(13.2)	(44.7)	(43.2)
Other expense, net	(37.2)	(0.6)	(36.4)	(10.1)
Total (expenses) and other income	$(52.9)	$(13.8)	$(81.1)	$(53.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net Interest Expense
For the three and nine months ended September 30, 2015, net interest expense increased by $2.5 and $1.5 as compared to the respective prior-year periods, primarily due to lower interest income. During the nine months ended September 30, 2015, interest expense decreased as a result of the retirement of our 6.25% Senior Unsecured Notes in May 2014, partially offset by revaluations of mandatorily redeemable noncontrolling interests within our Integrated Agency Networks ("IAN") segment and the issuance of the 4.20% Senior Notes due 2024 in April 2014.
Other Expense, Net
Results of operations for the three and nine months ended September 30, 2015 and 2014 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Loss on early extinguishment of debt	$0.0	$0.0	$0.0	$(10.4)
(Losses) gains on sales of businesses and investments	(37.6)	0.1	(37.8)	1.2
Vendor discounts and credit adjustments	0.1	0.3	0.4	2.0
Other income (expense), net	0.3	(1.0)	1.0	(2.9)
Total other expense, net	$(37.2)	$(0.6)	$(36.4)	$(10.1)
Loss on Early Extinguishment of Debt - During the nine months ended September 30, 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Senior Unsecured Notes.
(Losses) Gains on Sales of Businesses and Investments – During the three months ended September 30, 2015, we recognized losses on sales of businesses on completed dispositions within both our IAN and Constituency Management Group ("CMG") segments and the classification of certain assets as held for sale within our IAN segment.
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
Other Income (Expense), net – During the nine months ended September 30, 2015, we recorded a gain related to swap contracts within our Corporate and other segment. During the nine months ended September 30, 2014, we recorded a loss related to an other-than-temporary impairment of an investment in the Asia Pacific region within our IAN segment.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income before income taxes	$139.0	$157.5	$334.4	$302.1
Provision for income taxes	$61.1	$65.0	$137.4	$128.6
Effective income tax rate	44.0%	41.3%	41.1%	42.6%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2015, our effective income tax rates of 44.0% and 41.1%, respectively, were negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and from the losses on sales of businesses for which we did not receive a full tax benefit. The negative impacts to our tax rates were partially offset by the reversal of a valuation allowance in Continental Europe. For the nine months ended September 30, 2015, our effective income tax rate of 41.1% was also positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit.
For the three and nine months ended September 30, 2014, our effective income tax rates of 41.3% and 42.6%, respectively, were negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2015, were $0.18 and $0.47 per share, respectively, compared to $0.21 and $0.40 per share for the three and nine months ended September 30, 2014, respectively. Diluted earnings per share were $0.18 and $0.47 per share for the three and nine months ended September 30, 2015, respectively, compared to $0.21 and $0.39 per share for the three and nine months ended September 30, 2014, respectively.
For the three and nine months ended September 30, 2015, net income available to IPG common stockholders included losses of $35.3, net of tax, on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. As a result, for the three months ended September 30, 2015, basic and diluted earnings per share were both negatively impacted by $0.09 per share. For the nine months ended September 30, 2015, basic and diluted earnings per share were negatively impacted by $0.09 and $0.08 per share, respectively. For the nine months ended September 30, 2014, basic and diluted earnings per share included a loss of $0.02 per share, respectively, as a result of an early extinguishment of debt.

Segment Results of Operations – Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2015: IAN and CMG. We also report results for the Corporate and other group.
IAN
REVENUE

		Components of Change				Change
	Three months ended September 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2015	Organic	Total
Consolidated	$1,459.3	$(93.3)	$1.5	$116.6	$1,484.1	8.0%	1.7%
Domestic	807.4	0.0	1.2	70.7	879.3	8.8%	8.9%
International	651.9	(93.3)	0.3	45.9	604.8	7.0%	(7.2)%
During the third quarter of 2015, IAN revenue increased by $24.8 compared to the third quarter of 2014, comprised of an organic revenue increase of $116.6 and the effect of net acquisitions of $1.5, partially offset by an adverse foreign currency rate impact of $93.3. The organic revenue increase was primarily attributable to net higher spending in most client sectors, most notably in the technology and telecom and healthcare sectors, as well as the food and beverage sector, and from net client wins. The organic revenue increase in our domestic market was driven by growth across all disciplines, most notably at our advertising business. In our international markets, the organic revenue increase was driven by growth across all disciplines, primarily in the Latin America region across our largest national markets, in the Asia Pacific region, notably in China and India, and in the Middle East.

		Components of Change				Change
	Nine months ended September 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2015	Organic	Total
Consolidated	$4,260.3	$(245.6)	$15.5	$321.1	$4,351.3	7.5%	2.1%
Domestic	2,344.6	0.0	4.1	194.8	2,543.5	8.3%	8.5%
International	1,915.7	(245.6)	11.4	126.3	1,807.8	6.6%	(5.6)%
During the first nine months of 2015, IAN revenue increased by $91.0 compared to the first nine months of 2014, comprised of an organic revenue increase of $321.1 and the effect of net acquisitions of $15.5, partially offset by an adverse foreign currency impact of $245.6. The organic revenue increase in our domestic market was primarily driven by factors similar to those noted above for the third quarter of 2015. The international organic revenue increase was driven by our advertising businesses and digital specialist agencies, most notably in the Asia Pacific region, in the United Kingdom, and in the Middle East.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Segment operating income	$182.9	$164.7	11.1%	$419.2	$359.1	16.7%
Operating margin	12.3%	11.3%		9.6%	8.4%

Operating income increased during the third quarter of 2015 compared to the third quarter of 2014 due to an increase in revenue of $24.8, partially offset by an increase in office and general expenses of $4.1 and an increase in salaries and related expenses of $2.5. The increase in salaries and related expenses was due to increases in our workforce at businesses and in regions where we had revenue growth from existing clients and net new business wins. Also contributing to the increase in salaries and related expenses were higher incentive awards, as well as the timing of certain agency-related bonus accruals resulting from improved financial performance. Our operating expenses were partially offset by a favorable foreign currency rate impact for the quarter.
Operating income increased during the first nine months of 2015 compared to the first nine months of 2014 due to an increase in revenue of $91.0 and a decrease in office and general expenses of $5.4, partially offset by an increase in salaries and related expenses of $36.3. The decrease in office and general expenses was attributable to lower occupancy costs, including an incentive from a lease buyout and lower adjustments to contingent acquisition obligations as compared to the prior year. Partially offsetting the decrease in office and general expenses was a net increase in reserves for contingencies. The increase in salaries and related expenses was primarily driven by factors similar to those noted above for the third quarter of 2015. Our operating expenses were partially offset by a favorable foreign currency rate impact for the first nine months.
CMG
REVENUE

		Components of Change				Change
	Three months ended September 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2015	Organic	Total
Consolidated	$381.8	$(15.8)	$1.1	$14.3	$381.4	3.7%	(0.1)%
Domestic	254.5	0.0	0.0	4.8	259.3	1.9%	1.9%
International	127.3	(15.8)	1.1	9.5	122.1	7.5%	(4.1)%
During the third quarter of 2015, CMG revenue decreased by $0.4 compared to the third quarter of 2014, primarily due to an adverse foreign currency rate impact of $15.8, partially offset by an organic revenue increase of $14.3. In our international markets, the organic revenue increase was driven by our public relations and events marketing businesses, predominantly in the Asia Pacific region, most notably in China and Singapore. The domestic organic revenue increase was primarily attributable to growth at our public relations business, partially offset by a decline at our events marketing business mainly attributable to certain projects that did not occur in the year as compared to the prior year period.

		Components of Change				Change
	Nine months ended September 30, 2014	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2015	Organic	Total
Consolidated	$1,069.7	$(41.3)	$11.6	$26.3	$1,066.3	2.5%	(0.3)%
Domestic	687.2	0.0	6.1	17.7	711.0	2.6%	3.5%
International	382.5	(41.3)	5.5	8.6	355.3	2.2%	(7.1)%
During the first nine months of 2015, CMG revenue decreased by $3.4 compared to the first nine months of 2014 due to an adverse foreign currency rate impact of $41.3, partially offset by an organic revenue increase of $26.3 and the effect of net acquisitions of $11.6. The domestic organic revenue increase was primarily driven by factors similar to those noted above for the third quarter of 2015. In our international markets, the organic revenue increase was primarily attributable to growth at our public relations business across all regions, partially offset by a decline at our events marketing business, primarily in the United Kingdom.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Segment operating income	$48.2	$47.8	0.8%	$109.5	$107.7	1.7%
Operating margin	12.6%	12.5%		10.3%	10.1%
Operating income increased during the third quarter of 2015 compared to the third quarter of 2014 due to a decrease in office and general expenses of $6.7, partially offset by an increase in salaries and related expenses of $5.9 and a decrease in revenue of $0.4. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not occur during the quarter, and lower adjustments to contingent acquisition obligations as compared to the prior year. The increase in salaries and related expenses was due to an increase in base salaries and temporary help, primarily due to increases in our workforce, most notably at our public relations business, to support business growth. Also contributing to the increase in salaries and related expenses were the timing of certain agency-related bonus accruals and increases attributable to acquisitions. Our operating expenses were partially offset by a favorable foreign currency rate impact for the quarter.
Operating income increased during the first nine months of 2015 compared to the first nine months of 2014 due to a decrease in office and general expenses of $25.4, partially offset by an increase in salaries and related expenses of $20.2 and a decrease in revenue of $3.4. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not occur during the first nine months. The increase in salaries and related expenses was primarily driven by factors similar to those noted above for the third quarter of 2015. Our operating expenses were partially offset by a favorable foreign currency rate impact for the first nine months.
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
Corporate and other expenses decreased during the third quarter of 2015 by $2.0 to $39.2 compared to the third quarter of 2014 primarily related to lower shared service and system-related implementation costs.
Corporate and other expenses increased during the first nine months of 2015 by $1.8 to $113.2 compared to the first nine months of 2014 primarily due to increases in salaries and related expenses, attributable to higher incentive awards expense resulting from improved financial performance, offset by lower shared service and system-related implementation costs and increased allocation of centrally managed expenses to operating divisions.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Nine months ended September 30,
Cash Flow Data	2015	2014
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$397.4	$412.1
Net cash used in working capital [2]	(605.6)	(758.1)
Changes in other non-current assets and liabilities using cash	(47.5)	(35.0)
Net cash used in operating activities	$(255.7)	$(381.0)
Net cash used in investing activities	(90.5)	(141.9)
Net cash used in financing activities	(311.6)	(174.8)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first nine months of 2015 was $255.7, which was a decrease of $125.3 as compared to the first nine months of 2014, attributable to an improvement in cash used for working capital. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts occurring in the first and fourth quarters. The working capital use in the first nine months of 2015 was primarily attributable to our media businesses.
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
Investing Activities
Net cash used in investing activities during the first nine months of 2015 reflects payments for capital expenditures of $80.7 related primarily to computer hardware and software and leasehold improvements.
Financing Activities
Net cash used in financing activities during the first nine months of 2015 is primarily related to the repurchase of our common stock and payment of dividends. During the first nine months of 2015, we repurchased 8.5 shares of our common stock for an aggregate cost of $172.3, including fees, and made dividend payments of $147.2 on our common stock.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $128.5 during the first nine months of 2015. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, Euro, New Zealand Dollar and South African Rand as of September 30, 2015 as compared to December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Balance Sheet Data	September 30, 2015	December 31, 2014	September 30, 2014
Cash, cash equivalents and marketable securities	$881.2	$1,667.2	$902.4

Short-term borrowings	$128.3	$107.2	$128.3
Current portion of long-term debt	2.0	2.1	2.2
Long-term debt	1,621.3	1,623.5	1,626.8
Total debt	$1,751.6	$1,732.8	$1,757.3
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
Notable funding requirements include:

•
Acquisitions – We paid cash of $5.9, which was net of cash acquired of $2.4, for acquisitions completed in the first nine months of 2015. We also paid cash of $49.4 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $22.0 in the fourth quarter of 2015 related to prior acquisitions. We may also be required to pay approximately $20.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first nine months of 2015, we paid three quarterly cash dividends of $0.12 per share on our common stock, which corresponded to an aggregate dividend payment of $147.2. Assuming we continue to pay a quarterly dividend of $0.12 per share, and there is no significant change from the number of outstanding shares as of September 30, 2015, we would expect to pay approximately $196.0 over the next twelve months.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the funded status of the plans. During the first nine months of 2015, we contributed $2.6 and $15.9 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2015, we do not expect to make any additional cash contributions to our domestic pension plan, and we expect to contribute approximately $7.0 of cash to our foreign pension plans.

Share Repurchase Program
In February 2015, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2015 Share Repurchase Program"), which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2014 (the "2014 Share Repurchase Program"). We fully utilized the 2014 Share Repurchase Program during the third quarter of 2015. As of September 30, 2015,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

$271.3 remains available for repurchase under the 2015 Share Repurchase Program. The 2015 Share Repurchase Program has no expiration date.
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

	September 30, 2015
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$881.2
Committed credit agreement	$1,000.0	$0.0	$16.2	$983.8
Uncommitted credit arrangements	$722.1	$128.3	$1.7	$592.1

1	We are required from time to time to post letters of credit primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
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
On October 20, 2015, we amended and restated the Credit Agreement. The amendment extends the Credit Agreement's expiration to October 20, 2020, and provides additional flexibility with respect to certain covenants. See Note 15 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2015. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of September 30, 2015.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2015	EBITDA Reconciliation	September 30, 2015
Interest coverage ratio (not less than)	5.00x	Operating income	$848.5
Actual interest coverage ratio	19.28x	Add:
Leverage ratio (not greater than)	3.25x	Depreciation and amortization	223.7
Actual leverage ratio	1.63x	EBITDA [1]	$1,072.2

1	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. As of September 30, 2015, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of September 30, 2015, the weighted-average interest rate on outstanding balances of our international operations under the uncommitted credit arrangements was approximately 4%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts that other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2015, the amount netted was $1,668.9.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of October 15, 2015, are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first nine months of 2015. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2015, and December 31, 2014, approximately 90% and 91%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates but do not have any interest rate swaps outstanding as of September 30, 2015. We are exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to our foreign currency denominated assets and liabilities, cash positions and short term intercompany loans. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the third quarter of 2015, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2015 to September 30, 2015:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	1,380,757	$19.72	1,379,292	$314,421,213
August 1 - 31	1,155,387	$19.96	1,152,000	$291,428,486
September 1 - 30	1,051,265	$19.23	1,045,600	$271,321,418
Total	3,587,409	$19.65	3,576,892

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 1,465 Withheld Shares in July 2015, 3,387 Withheld Shares in August 2015 and 5,665 Withheld Shares in September 2015, for a total of 10,517 Withheld Shares during the three-month period.

2
The average price per share for each of the months in the fiscal quarter and for the three month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 5 to the unaudited Consolidated Financial Statements, by (b) the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 22, 2015

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 22, 2015

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2015.