Form 10-K
period 2015-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2016-02-22
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission file number: 1-6686
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-1024020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
909 Third Avenue, New York, New York 10022
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
Yes ☐    No ☒
As of June 30, 2015, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was approximately $7.9 billion. The number of shares of the registrant’s common stock outstanding as of February 12, 2016 was 402,129,565.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of The Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Equity Compensation Plan Information,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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
The Interpublic Group of Companies, Inc. (“Interpublic,” the "Company," “IPG,” “we,” “us” or “our”) was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The Company has operated under the Interpublic name since January 1961.

About Us
We are one of the world’s premier global advertising and marketing services companies. Through our 49,200 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
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

Our Brands
Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global networks: McCann Worldgroup, Foote, Cone & Belding ("FCB") and MullenLowe Group, which provide integrated, large-scale advertising and marketing solutions for clients. Our global media services companies include UM and Initiative, which operate under the IPG Mediabrands umbrella. We also have a range of best-in-class global specialized communications assets as well as premier domestic integrated and digital agencies that are industry leaders.

•
McCann Worldgroup is a leading global marketing solutions network comprised of agencies that emphasize creativity, innovation and performance. McCann Erickson is one of the world's largest advertising agency networks; MRM//McCann conducts digital marketing and relationship management; Momentum oversees event marketing and promotion; McCann Health directs professional and consumer healthcare communications; and Craft Worldwide is the network's global adaptation and production arm. UM (media), Weber Shandwick (public relations) and FutureBrand (brand consulting) align with McCann Worldgroup to deliver fully integrated solutions.

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

•
MullenLowe Group is a creatively-driven integrated marketing communications network with a strong entrepreneurial heritage and challenger mentality. The network comprises a global creative boutique of distinctive diverse agencies, rich in local culture with both intimacy and scale, present in more than 65 markets with over 90 offices. With an integrated, hyperbundled operating model, MullenLowe Group consists of global brands including MullenLowe (full-service), MullenLowe Profero (integrated digital marketing), MullenLowe Mediahub (media and communications planning and buying) and MullenLowe Open (behavior-driven activation, customer relationship management (CRM) and shopper marketing). MullenLowe Group consistently ranks among the most-awarded creative and effective agency networks in the world.

•
IPG Mediabrands makes investment decisions for tens of billions of dollars of client marketing budgets. Its global full-service media agencies, UM and Initiative, deliver business results by advising clients on how to navigate an increasingly complex and digital marketing landscape through integrated, intelligence-driven marketing strategies. Specialist brands within IPG Mediabrands focus on areas such as media innovation, media forecasting, the targeting and aggregation of audiences in the digital space, and a range of other capabilities, including mobile, search, data and analytics, branded content, programmatic, barter and out-of-home media.

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

•
Our domestic integrated independent agencies include some of advertising's most recognizable and storied agency brands, including Carmichael Lynch, Deutsch, Hill Holliday and The Martin Agency. The marketing programs created by these agencies incorporate all media channels, CRM, public relations and other marketing activities and have helped build some of the most powerful brands in the U.S., across all sectors and industries.

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
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:

•
Investment in senior talent: We successfully completed management succession at our media management company, one of our global advertising networks and at a number of our U.S. integrated agencies and leading marketing services firms. We continue to acquire and develop top strategic, creative and digital talent.

•
Growing digital capabilities: Our investments in talent and technology – organically growing digital capabilities such as search, social, user experience (UX), content creation, data and analytics, and mobile across the portfolio – promise to drive further growth in this dynamic sector of our business. We continue to internationalize our powerful digital specialist agencies.

•
Innovative media offering: We launched IPG Mediabrands in 2007 to reinvent how we plan, buy and measure media investment for clients. Since then, it has delivered strong growth, and our Company has consistently been a leader in delivering fully competitive, efficient and effective traditional media buying to major clients, as well as automated digital ad buying and data and analytics.

•
Investment in emerging markets: We strengthened our position in emerging markets by driving organic growth as well as completing strategic acquisitions in Asia, Eastern Europe and Latin America, a region in which we have led the industry in organic growth.

•
Integrated marketing solutions: A differentiating aspect of our business is our utilization of “open architecture” solutions that integrate the best talent from throughout the organization to fulfill the needs of our leading clients.

Together, these steps have built a culture of strategic creativity and high performance across IPG, resulting in industry-leading new business performance, as well as increased honors and awards for our Company. In 2015, integrated media agency UM was named “Global Media Agency of the Year” by Adweek and “Media Agency of the Year” by Ad Age, two of the industry’s leading trade publications. Our best-in-class public relations offering led PRWeek to name Weber Shandwick its Global Agency of the Year in 2015 and The Holmes Report to name Weber Shandwick its “Global Agency of the Year” in 2015, 2014, 2012 and 2010. In 2015, McCann was named to the prestigious Ad Age A-List, the only global integrated creative network to receive the honor. In early 2016, Ad Age named a total of three IPG agencies, Deutsch, McCann and R/GA, to its A-List; additionally UM was named its "Media Agency of the Year." This level of industry recognition in all marketing disciplines has been consistent over the past few years and is unprecedented in our Company’s history.

Digital Growth
Demand for our digital marketing services continues to evolve rapidly. In order to meet this need and provide high-value resources to clients, we have focused on embedding digital talent and technology throughout the organization. This reflects our belief that digital marketing should be integrated within all of our companies. This structure mirrors the way in which consumers incorporate digital media into their other media habits and, ultimately, their daily lives. We continue to invest in recruiting and developing digital expertise at all our agencies and in all marketing disciplines.
To meet the changing needs of the marketplace, we have been active in making new acquisitions and minority investments in specialty digital assets. In addition, we have consistently invested in existing assets such as Cadreon (audience management platform), The IPG Media Lab, Huge, MRM//McCann as well as R/GA. These companies have unique capabilities and service their own client rosters while also serving as key digital partners to many of the agencies within IPG.
Fast-Growth and Strategic Regions
We continue to invest and expand our presence in high-growth and strategic geographic regions. In recent years, we have made significant investments in Brazil and India, further strengthening our leadership position in these important developing markets. Most recently, we gained a stronger foothold in Russia by acquiring three creative agencies from ADV, our longtime partner in the country. Additionally, in 2015 Golin launched GolinMagic in China, a new venture with the Magic Group to establish a new public relations agency for this key market. Our operations in India are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with 65 offices across 14 countries. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands. Additional areas of investment include other key strategic markets in Asia Pacific, Latin America and Africa.
Diversity and Inclusion
IPG and our agencies are committed to diversity and inclusion, and we reinforce these values through a comprehensive set of award-winning programs. These include business resource groups that develop career building programs, as well as training around topics like unconscious bias. We seek to ensure accountability by tying executive compensation directly to the ability of our leaders to hire, promote and retain diverse talent, and we regularly measure the inclusiveness of our culture with a company-wide climate for inclusion survey.
We began our formal programs a decade ago. Since then, IPG has seen dramatic improvements in the diversity of our workforce. In the U.S., IPG exceeded the U.S. ad industry’s representation rates for women and minorities for both professional level and management positions in 2015. An environment that encourages respect and trust is key to a creative business like ours, and IPG believes a competitive advantage comes with having a variety of perspectives and beliefs in its workforce.
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
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies. In 2015, IPG’s acquisitions included a full-service digital agency in the U.K., the Russian creative agencies previously owned by ADV and a media and planning buying agency with significant digital capabilities in Canada.

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

Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). IAN is comprised of McCann Worldgroup, FCB, MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. See Note 13 to the Consolidated Financial Statements for further information.

Principal Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2015	2014	2013
Domestic	58.8%	55.5%	55.8%
United Kingdom	9.0%	9.1%	8.0%
Continental Europe	9.2%	10.7%	11.2%
Asia Pacific	12.0%	12.2%	12.2%
Latin America	5.0%	6.2%	6.5%
Other	6.0%	6.3%	6.3%
For further information regarding revenues and long-lived assets on a geographical basis for each of the last three years, see Note 13 to the Consolidated Financial Statements.

Sources of Revenue
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our existing clients and our ability to win new clients. Most of our client contracts are individually negotiated, and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days.
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
We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing, and corporate and brand identity services.
In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients, as is customary in the advertising and marketing industries. To the extent possible, we pay production and media charges after we have received funds from our clients, and in some instances we agree with the provider that we will only be liable to pay the production and media costs after the client has paid us for the charges . Generally, we act as the client’s agent rather than the primary obligor.

Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work that is typically completed during the fourth quarter. Fee revenue recognized on a completed-contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter because the majority of our contracts end at December 31.

	Consolidated Revenues for the Three Months Ended
	2015		2014		2013
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$1,676.0	22.0%	$1,637.5	21.7%	$1,543.0	21.7%
June 30	1,876.1	24.7%	1,851.4	24.6%	1,756.2	24.7%
September 30	1,865.5	24.5%	1,841.1	24.4%	1,700.4	23.9%
December 31	2,196.2	28.8%	2,207.1	29.3%	2,122.7	29.7%
	$7,613.8		$7,537.1		$7,122.3
See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 19% and 20% of revenue in 2015 and 2014, respectively. Our largest client accounted for approximately 4% and 5% of revenue for 2015 and 2014, respectively. Based on revenue for the year ended December 31, 2015, our largest client sectors (in alphabetical order) were auto and transportation, healthcare and tech and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships.

Personnel
As of December 31, 2015, we employed approximately 49,200 people, of whom approximately 19,900 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

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
Our Corporate Governance Guidelines, Interpublic Group Code of Conduct and the charters for each of the Audit Committee, Compensation and Leadership Talent Committee, Corporate Governance Committee and Finance Committee are available, free of charge, on our website at www.interpublic.com in the "Corporate Governance" subsection of the "About" section, or by writing to The Interpublic Group of Companies, Inc., 909 Third Avenue, New York, New York 10022, Attention: Secretary. Information on our website is not part of this report.

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
The client’s perception of the quality of our agencies’ creative work and its relationships with key personnel at the Company or our agencies are important factors that affect our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services may also be an important competitive consideration. On the other hand, because an agency’s principal asset is its people, freedom of entry into the industry is almost unlimited, and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.

•	Clients may terminate or reduce their relationships with us on short notice.
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue accounted for approximately 19% of revenue in 2015. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest, or our own exclusivity arrangements with certain clients. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.

•	Our results of operations are highly susceptible to unfavorable economic conditions.
We are exposed to risks associated with weak regional or global economic conditions and increased disruption in the financial markets. The global economy continues to be volatile. Uncertainty about the strength of the global economy generally, or economic conditions in certain regions, and a degree of caution on the part of some marketers, continue to have an effect on the demand for advertising and marketing communication services. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

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

•	If our clients experience financial distress, or seek to change or delay payment terms, it could negatively affect our own financial position and results.
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
Furthermore, in most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients. The amounts involved substantially exceed our revenues and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities. To the extent possible, we pay production and media charges only after we have received funds from our clients. However, if clients are unable to pay for commitments that we have entered into on their behalf, or if clients seek to significantly delay or otherwise alter payment terms, there could be an adverse effect on our working capital, which would negatively impact our operating cash flow.

•	International business risks could adversely affect our operations.
We are a global business, with agencies located in over 100 countries, including every significant world market. Operations outside the United States represent a significant portion of our revenues, approximately 41% in 2015. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions and difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, export controls and economic sanctions, which can be complex and stringent, in all jurisdictions where we operate. Failure to comply or to implement business practices that sufficiently prevent corruption could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm. In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
In addition, because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Argentine Peso, Australian Dollar, Brazilian Real, British Pound Sterling, Canadian Dollar, Chilean Peso, Euro, Indian Rupee, Japanese Yen and South African Rand, fluctuations in exchange rates between the U.S. Dollar and such currencies, including the persistent strength of the U.S. Dollar in recent periods, may adversely affect our financial results.

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
We rely extensively and increasingly on information technologies and infrastructure to manage our business, including digital storage of marketing strategies and client information, developing new business opportunities and digital products and processing business transactions. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, denial of service attacks or other malicious activities is on the rise worldwide. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase our potential vulnerability to such breakdowns, malicious intrusions or attacks.
Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personally identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. We operate worldwide, and the legal rules governing data transfers are often complex, conflicting, unclear or ever-changing. We also utilize third parties, including third-party “cloud” computing services, to store, transfer or process data, and system failures or network disruptions or breaches in the systems of such third parties could adversely affect our reputation or business.
Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information and damage our reputation. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

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
As of December 31, 2015, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.6 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, we could be adversely affected if our credit ratings were downgraded or if they were significantly weaker than those of our competitors. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

•	The costs of compliance with sustainability or other social responsibility laws, regulations or policies, including client-driven policies and standards, could adversely affect our business.
Although as a non-manufacturing service business we generally are not directly impacted by current laws and regulations with respect to climate change and other sustainability concerns, we could incur related costs indirectly through our clients. Increasingly our clients request that we comply with their own social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us. Our compliance with these policies and related certification requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation. Further, if clients’ costs are adversely affected by climate change or related laws and regulations, this could negatively impact their spending on our advertising and marketing services. We could also face increased prices from our own suppliers that face climate change-related costs and that seek to pass on their increased costs to their customers.

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
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, we believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Note 14 to the Consolidated Financial Statements for further information relating to our legal matters.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth[1]	70	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	52	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	49	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	44	Senior Vice President, Audit and Chief Risk Officer
Ellen Johnson	50	Senior Vice President of Finance and Treasurer
Philippe Krakowsky	53	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	55	Executive Vice President and Chief Financial Officer

1	Also a Director
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
Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. Mr. Carroll served as Senior Vice President and Controller of McCann Worldgroup from November 2005 to March 2006. Prior to joining us, Mr. Carroll served as Chief Accounting Officer and Controller at Eyetech Pharmaceuticals and MIM Corporation. Prior to that time, he served as a Financial Vice President at Lucent Technologies, Inc. and began his professional career at PricewaterhouseCoopers from October 1991 to September 2000.
Ms. Connors was hired in February 2010 as Senior Vice President, Audit and Chief Risk Officer. Prior to joining us, she served as a partner at Deloitte & Touche, LLP from September 2003 to January 2010.
Ms. Johnson was hired as Assistant Treasurer, International in February 2000. In May 2004, Ms. Johnson was appointed Executive Vice President, Chief Financial Officer of The Partnership, a division of Interpublic which included Lowe Worldwide and Draft. She was elected Senior Vice President and Treasurer in October 2004 and in February 2013 was elected to Senior Vice President of Finance and Treasurer.
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
Mr. Mergenthaler was hired in August 2005 as Executive Vice President and Chief Financial Officer. Prior to joining us, he served as Executive Vice President and Chief Financial Officer for Columbia House Company from July 2002 to July 2005. Mr. Mergenthaler served as Senior Vice President and Deputy Chief Financial Officer for Vivendi Universal from December 2001 to March 2002. Prior to that time, Mr. Mergenthaler was an executive at Seagram Company Ltd. from November 1996 to December 2001. Mr. Mergenthaler is a director of Express Scripts, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 12, 2016, there were approximately 12,000 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low
2015:
Fourth Quarter	$23.65	$19.19
Third Quarter	$21.30	$18.27
Second Quarter	$22.14	$19.10
First Quarter	$22.51	$19.14
2014:
Fourth Quarter	$20.83	$16.51
Third Quarter	$20.54	$18.14
Second Quarter	$19.69	$16.28
First Quarter	$17.75	$16.05

During 2015, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 11, 2015	$0.12	$48.3	December 1, 2015	December 15, 2015
August 11, 2015	$0.12	$48.7	September 1, 2015	September 15, 2015
May 21, 2015	$0.12	$49.2	June 2, 2015	June 16, 2015
February 13, 2015	$0.12	$49.3	March 2, 2015	March 16, 2015

During 2014, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 12, 2014	$0.095	$39.1	December 1, 2014	December 15, 2014
August 12, 2014	$0.095	$39.8	September 2, 2014	September 16, 2014
May 22, 2014	$0.095	$39.9	June 3, 2014	June 17, 2014
February 14, 2014	$0.095	$40.2	March 3, 2014	March 17, 2014
On February 12, 2016, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.15 per share, payable on March 15, 2016 to holders of record as of the close of business on March 1, 2016. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchase of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2015 to December 31, 2015.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	2,140,511	$20.54	2,139,507	$227,368,014
November 1 - 30	1,126,378	$22.95	1,124,601	$201,557,625
December 1 - 31	1,881,992	$22.97	1,872,650	$158,553,178
Total	5,148,881	$21.96	5,136,758

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the "Withheld Shares"). We repurchased 1,004 Withheld Shares in October 2015, 1,777 Withheld Shares in November 2015 and 9,342 Withheld Shares in December 2015.

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

3
In February 2015, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2015 Share Repurchase Program"). On February 12, 2016, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining for repurchase under the 2015 Share Repurchase Program. There is no expiration date associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

Years ended December 31,	2015	2014	2013	2012	2011
Statement of Operations Data
Revenue	$7,613.8	$7,537.1	$7,122.3	$6,956.2	$7,014.6
Salaries and related expenses	4,857.7	4,820.4	4,545.5	4,391.9	4,402.1
Office and general expenses	1,885.0	1,928.1	1,917.9	1,887.2	1,924.3
Restructuring and other reorganization-related (reversals) charges, net	(0.8)	0.2	60.6	(1.2)	1.0
Operating income	871.9	788.4	598.3	678.3	687.2
Provision for income taxes [1]	282.8	216.5	181.2	213.3	190.2
Net income [2]	480.5	505.4	288.9	464.6	551.5
Net income available to IPG common stockholders [2]	454.6	477.1	259.2	435.1	520.7

Earnings per share available to IPG common stockholders:
Basic [3]	$1.11	$1.14	$0.62	$1.01	$1.12
Diluted [3]	$1.09	$1.12	$0.61	$0.94	$0.99

Weighted-average number of common shares outstanding:
Basic	408.1	419.2	421.1	432.5	465.5
Diluted	415.7	425.4	429.6	481.4	540.6

Dividends declared per common share	$0.48	$0.38	$0.30	$0.24	$0.24

Other Financial Data
Net cash provided by operating activities	$674.0	$669.5	$592.9	$357.2	$273.5
Ratios of earnings to fixed charges	4.1	3.8	2.6	3.2	3.4

As of December 31,	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents and marketable securities	$1,509.7	$1,667.2	$1,642.1	$2,590.8	$2,315.6
Total assets	12,585.1	12,736.6	12,896.9	13,475.7	12,895.2
Total debt	1,762.3	1,722.2	1,654.4	2,431.4	1,755.7
Total liabilities	10,331.4	10,328.0	10,397.0	10,791.9	10,154.5
Preferred stock – Series B	0.0	0.0	0.0	221.5	221.5
Total stockholders’ equity	2,001.8	2,151.2	2,250.8	2,456.6	2,497.3

1	The year ended December 31, 2014 included the net reversal of valuation allowances on deferred tax assets in Continental Europe of $67.6.

2
The year ended December 31, 2015 included losses of $47.1, net of tax, on sales of businesses. The years ended December 31, 2014 and 2013 included losses of $6.6 and $28.3, net of tax, related to our early extinguishment of debt, respectively. The year ended December 31, 2013 included a loss of $50.9, net of tax, from the effects of restructuring and related costs. The years ended December 31, 2012 and 2011 included a gain of $57.2 and $126.2, net of tax, respectively, related to the sales of our holdings in Facebook.

3
Both basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from losses on sales of businesses. Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal of valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 also included a negative impact of $0.01 and $0.02 per share, respectively, from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Both basic and diluted earnings per share for the year ended December 31, 2013 also included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. Basic earnings per share for the years ended December 31, 2012 and 2011 included a positive impact of $0.14 and $0.27 per share, respectively, and diluted earnings per share included a positive impact of $0.12 and $0.23 per share, respectively, from the gains recorded for the sale of our holdings in Facebook, net of tax.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2015 compared to 2014 and 2014 compared to 2013.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 15 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2015 or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY
During 2015, our organic revenue increase was driven by growth throughout all our geographic regions, which was a result of growth with existing clients and net new business wins during the year. The growth in our domestic market was across all major disciplines and nearly all agencies. Our international organic increase was across all our disciplines, with notable contributions from the Asia Pacific region and the United Kingdom. We continued to have strong growth in demand for our full range of services, including creative, digital, media and marketing services across most of our regional markets. We carefully managed our operating expenses, which reflected investments made in our agencies to support our new business portfolio, service our existing clients and grow our capabilities.
Overall demand for our services by clients remains solid, though with challenging economic conditions in some parts of the world, marketers continue to show a measure of caution. We continue to derive substantial benefit from our diversified client base, our global footprint and the broad range and strength of our professional offerings. We continued to enhance our businesses during 2015 by making investments in creative and strategic talent that emphasize our growth priorities: fast-growth digital marketing channels, high-growth geographic regions, creative talent and strategic world markets. We believe our continued investment in tools, technology and process improvements will create efficiencies in the delivery of our services.
We continued to enhance value to our shareholders through common stock dividends, share repurchases and improvements in our balance sheet. Basic earnings per share available to IPG common stockholders for the years ended December 31, 2015, 2014 and 2013 were $1.11, $1.14 and $0.62 per share, respectively. Diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 were $1.09, $1.12 and $0.61 per share, respectively. Both basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from the losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal of valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 also included a negative impact of $0.01 and $0.02 per share, respectively, from the loss on early extinguishment of debt, net of tax. Both basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 also included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present a summary of financial performance for the year ended December 31, 2015, as compared with the same periods in 2014 and 2013.

	Years ended December 31,
	2015		2014
% Increase / (Decrease)	Total	Organic	Total	Organic
Revenue	1.0%	6.1%	5.8%	5.5%
Salaries and related expenses	0.8%	5.6%	6.0%	5.6%
Office and general expenses	(2.2)%	2.9%	0.5%	0.5%

		Years ended December 31,
		2015	2014	2013
Operating margin		11.5%	10.5%	8.4%
Expenses as % of revenue:
Salaries and related expenses		63.8%	64.0%	63.8%
Office and general expenses		24.8%	25.6%	26.9%
Restructuring and other reorganization-related (reversals) charges, net		0.0%	0.0%	0.9%

Net income available to IPG common stockholders		$454.6	$477.1	$259.2

Earnings per share available to IPG common stockholders:
Basic		$1.11	$1.14	$0.62
Diluted		$1.09	$1.12	$0.61

When we analyze period-to-period changes in our operating performance, we determine the portion of the change that is attributable to changes in foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to evaluate our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by geographic region and also by business sector, in which we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated revenues.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during 2015 included the Australian Dollar, Brazilian Real, British Pound Sterling and Euro.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For 2015 and 2014, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the prior-year period. See Note 4 to the Consolidated Financial Statements for additional information on our acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS
Consolidated Results of Operations
REVENUE
Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. In the events marketing business, revenues can fluctuate due to the timing of completed projects, as revenue is typically recognized when the project is complete. When we act as principal for these projects, we record the gross amount billed to the client as revenue, and the related costs are incurred as pass-through costs in office and general expenses.

	Year ended December 31, 2014	Components of Change			Year ended December 31, 2015	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,537.1	$(408.5)	$23.7	$461.5	$7,613.8	6.1%	1.0%
Domestic	4,184.0	0.0	7.8	283.7	4,475.5	6.8%	7.0%
International	3,353.1	(408.5)	15.9	177.8	3,138.3	5.3%	(6.4)%
United Kingdom	688.3	(49.8)	3.7	45.5	687.7	6.6%	(0.1)%
Continental Europe	804.7	(132.3)	13.3	11.5	697.2	1.4%	(13.4)%
Asia Pacific	922.5	(82.3)	0.5	76.2	916.9	8.3%	(0.6)%
Latin America	470.4	(105.0)	(3.9)	22.0	383.5	4.7%	(18.5)%
Other	467.2	(39.1)	2.3	22.6	453.0	4.8%	(3.0)%
During 2015, our revenue increased by $76.7, or 1.0%, compared to 2014, comprised of an organic revenue increase of $461.5, or 6.1%, and the effect of net acquisitions of $23.7, largely offset by an adverse foreign currency rate impact of $408.5. Our organic revenue increase was throughout all geographic regions, attributable to a combination of net client wins and higher spending in most client sectors, notably in the technology and telecom and healthcare sectors. The organic increase in our domestic market was driven by growth across most disciplines, most notably at our advertising and media businesses, our digital specialist agencies and our public relations agencies. In our international markets, the organic revenue increase was driven by growth across all disciplines, most notably at our advertising business in the Asia Pacific region, predominantly in China, India and Singapore, and in the United Kingdom. Also contributing to our international organic revenue increase were our digital specialist agencies and public relations businesses across all regions.

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
During 2014, our revenue increased by $414.8, or 5.8%, compared to 2013, comprised of an organic revenue increase of $395.0, or 5.5%, and the effect of net acquisitions of $95.3, partially offset by an adverse foreign currency rate impact of $75.5. Our organic revenue increase was throughout nearly all geographic regions, attributable to net client wins and net higher spending from existing clients, most notably in the healthcare and auto and transportation sectors, partially offset by modest declines in the technology and telecom and consumer goods sectors. The organic increase in our domestic market was driven by growth across most disciplines, most notably at our advertising and media businesses and at our digital specialist agencies, partially offset by a decline at our events marketing business. The international organic revenue increase was driven by growth across all disciplines and nearly all geographic regions, most notably in the Asia Pacific region, led by Australia, China and Singapore, in the United Kingdom, in the Latin America region, led by Brazil and Argentina, and in the Other regions, primarily in the Middle

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

East, partially offset by an organic decrease in the Continental Europe region due to a continued challenging economic climate. Since the global recession, the economic recovery in Continental Europe, taken as a group, has been subdued and as a result has lagged behind most other mature economies. Relatively high unemployment and very low inflation has led to lower than expected gross domestic product, resulting in a challenging economic climate. We expect economic and business conditions in this region to improve at a slow to moderate pace in 2015 and 2016.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2015		2014		2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$4,857.7	63.8%	$4,820.4	64.0%	$4,545.5	63.8%
Office and general expenses	1,885.0	24.8%	1,928.1	25.6%	1,917.9	26.9%
Restructuring and other reorganization-related (reversals) charges, net	(0.8)	0.0%	0.2	0.0%	60.6	0.9%
Total operating expenses	$6,741.9		$6,748.7		$6,524.0
Operating income	$871.9	11.5%	$788.4	10.5%	$598.3	8.4%
In 2015, compared to our revenue change of 1.0% from 2014, total operating expenses decreased 0.1%, resulting in operating margin expansion to 11.5% from 10.5%. In 2014, compared to our revenue increase of 5.8% from 2013, total operating expenses increased 3.4%, resulting in operating margin expansion to 10.5% from 8.4%. Our operating profit grew 10.6% in 2015 to $871.9, and grew 31.8% in 2014 to $788.4. Operating profit in 2013 included $60.6 of restructuring and other reorganization-related charges.

Salaries and Related Expenses
Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive awards, costs for temporary workers, severance and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels; however, salaries may fluctuate due to the timing of the hiring of personnel to support revenue growth and changes in the performance levels and types of employee incentive awards. Additionally, we may take severance actions in areas where we have or anticipate decreases in operating performance or to enhance our teams or leadership. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year in which they are earned, and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price, actual results and changes to our projected results, which could impact the achievement of certain performance targets.

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2014 - 2015	$4,820.4	$(250.1)	$17.1	$270.3	$4,857.7	5.6%	0.8%
2013 - 2014	4,545.5	(38.3)	59.3	253.9	4,820.4	5.6%	6.0%
Salaries and related expenses in 2015 increased by $37.3 compared to 2014, comprised of an organic increase of $270.3 and the effect of net acquisitions of $17.1, largely offset by a favorable foreign currency rate impact of $250.1. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $238.7, primarily due to increases in our workforce at businesses where we had revenue growth or new business wins, most notably in the domestic market and in the Asia Pacific region. Also contributing to the organic increase was higher incentive awards expense resulting from improved financial performance. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in 2015 to 63.8% from 64.0% when compared to the prior year.
Salaries and related expenses in 2014 increased by $274.9 compared to 2013, comprised of an organic increase of $253.9 and the effect of net acquisitions of $59.3, partially offset by a favorable foreign currency rate impact of $38.3. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help of $202.1, primarily due to increases in our workforce at businesses where we had revenue growth or new business wins, primarily in the domestic market and in the United Kingdom and Asia Pacific region. Also contributing to the organic increase was higher incentive awards expense and

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

certain agency-related bonus accruals resulting from improved financial performance, partially offset by lower severance expense. Our staff cost ratio increased in 2014 to 64.0% from 63.8% in 2013.
The following table details our staff cost ratio.

	Years ended December 31,
	2015	2014	2013
Salaries and related expenses	63.8%	64.0%	63.8%
Base salaries, benefits and tax	52.7%	52.6%	52.9%
Incentive expense	3.7%	3.5%	3.0%
Severance expense	0.9%	0.9%	1.1%
Temporary help	3.6%	3.8%	3.6%
All other salaries and related expenses	2.9%	3.2%	3.2%

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

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2014 - 2015	$1,928.1	$(101.7)	$3.2	$55.4	$1,885.0	2.9%	(2.2)%
2013 - 2014	1,917.9	(19.7)	20.1	9.8	1,928.1	0.5%	0.5%
Office and general expenses in 2015 decreased by $43.1 compared to 2014, due to a favorable foreign currency rate impact of $101.7, partially offset by an organic increase of $55.4 and the effect of net acquisitions of $3.2. The organic increase was due to increased general expenses and spending to support new and existing business activity. The organic increase was also attributable to an increase in reserves for certain contingencies, as well as an increase in professional fees, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal that decreased in size or did not recur during 2015. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in 2015 to 24.8% from 25.6% in 2014.
Office and general expenses in 2014 increased by $10.2 compared to 2013, due to the effect of net acquisitions of $20.1 and an organic increase of $9.8, partially offset by a favorable foreign currency rate impact of $19.7. The organic increase was primarily attributable to increases in adjustments to contingent acquisition obligations as compared to the prior year and increased spending to support new business activity, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the domestic market. Our office and general expense ratio decreased in 2014 to 25.6% from 26.9% in 2013.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments for contingent acquisition obligations, foreign currency gains (losses), long-lived asset impairments and other expenses.

	Years ended December 31,
	2015	2014	2013
Office and general expenses	24.8%	25.6%	26.9%
Professional fees	1.6%	1.5%	1.7%
Occupancy expense (excluding depreciation and amortization)	6.3%	6.7%	7.1%
Travel & entertainment, office supplies and telecommunications	3.3%	3.4%	3.6%
All other office and general expenses	13.6%	14.0%	14.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Restructuring and Other Reorganization-Related (Reversals) Charges, net
The components of restructuring and other reorganization-related (reversals) charges, net for all of our restructuring plans are listed below.

	Years ended December 31,
	2015	2014	2013
Severance and termination costs	$0.0	$0.1	$55.9
Lease termination costs	(0.7)	0.1	4.2
Other exit costs	(0.1)	0.0	0.5
Total restructuring and other reorganization-related (reversals) charges, net	$(0.8)	$0.2	$60.6
2013 Restructuring Plan
In the fourth quarter of 2013, we implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. In connection with this initiative, we identified and initiated restructuring actions resulting in pre-tax charges in 2013 of $61.2 related to the 2013 Plan, comprised of severance and termination costs of $55.9, lease termination costs of $4.8 and other exit costs of $0.5. In 2015, we recorded an additional $0.1 of net restructuring reversals related to the 2013 Plan at our Integrated Agency Networks ("IAN") segment. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity is listed below.

	December 31, 2014	Net Restructuring Reversals	Cash Payments	Foreign Currency Translation Adjustment	December 31, 2015
Severance and termination costs	$4.4	$0.0	$(2.1)	$(0.2)	$2.1
Lease termination costs	2.6	(0.1)	(1.0)	(0.1)	1.4
Total	$7.0	$(0.1)	$(3.1)	$(0.3)	$3.5

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2015	2014	2013
Cash interest on debt obligations	$(74.6)	$(78.9)	$(110.7)
Non-cash interest	(11.2)	(6.0)	(12.0)
Interest expense	(85.8)	(84.9)	(122.7)
Interest income	22.8	27.4	24.7
Net interest expense	(63.0)	(57.5)	(98.0)
Other expense, net	(46.7)	(10.2)	(32.3)
Total (expenses) and other income	$(109.7)	$(67.7)	$(130.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Net Interest Expense
For 2015, net interest expense increased by $5.5 as compared to 2014, primarily due to lower interest income in the current year. Cash interest expense decreased primarily due to the retirement of our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the second quarter of 2014, partially offset by the issuance of our 4.20% Senior Notes due 2024 (the "4.20% Notes") in the second quarter of 2014. Non-cash interest expense increased primarily due to revaluations of mandatorily redeemable noncontrolling interests within our IAN segment.
For 2014, net interest expense decreased by $40.5 as compared to 2013, primarily due to lower borrowing costs in the current year. Cash interest expense decreased primarily due to the redemption of our 6.25% Notes in the second quarter of 2014 and redemption of our 10.00% Senior Unsecured Notes due 2017 (the "10.00% Notes") in the third quarter of 2013, partially offset by the issuance of our 4.20% Notes in the second quarter of 2014. Non-cash interest expense decreased as compared to 2013 primarily due to the write-off of unamortized debt issuance costs during 2013 as part of the amendment of our credit agreement as well as the redemption of the 6.25% Notes and 10.00% Notes.

Other Expense, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2015	2014	2013
(Losses) gains on sales of businesses and investments, net	$(49.6)	$0.8	$1.5
Loss on early extinguishment of debt	0.0	(10.4)	(45.2)
Vendor discounts and credit adjustments	0.8	3.3	8.6
Other income (expense), net	2.1	(3.9)	2.8
Total other expense, net	$(46.7)	$(10.2)	$(32.3)
(Losses) Gains on Sales of Businesses and Investments, net – During 2015, we recognized losses on the sales of businesses on completed dispositions within both our IAN and Constituency Management Group ("CMG") segments and the classification of certain assets as held for sale within our IAN segment. During 2014, we recognized gains from the sale of a business located in Continental Europe within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the domestic market within our IAN segment. During 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the United Kingdom within our IAN segment.
Assets held for sale of $12.1 and liabilities held for sale of $11.9 are included in Other current assets and Accrued liabilities, respectively, on our Consolidated Balance Sheet as of December 31, 2015. These assets and liabilities held for sale, which primarily consist of accounts receivable and accounts payable, respectively, are related to sales of businesses expected to be completed within the next twelve months.
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
Other Income (Expense), net – During 2015, we recorded a gain related to foreign currency forward exchange contracts within our Corporate and other group. During 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During 2013, other income (expense), net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

INCOME TAXES

	Years ended December 31,
	2015	2014	2013
Income before income taxes	$762.2	$720.7	$468.0
Provision for income taxes	$282.8	$216.5	$181.2
Effective income tax rate	37.1%	30.0%	38.7%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2015, our effective income tax rate of 37.1% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and from the losses on sales of businesses for which we did not receive a full tax benefit. The negative impacts were partially offset by the reversal of valuation allowances in Continental Europe and the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit.
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
See Note 7 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2015, 2014 and 2013 were $1.11, $1.14 and $0.62 per share, respectively. Diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 were $1.09, $1.12 and $0.61 per share, respectively.
Both basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from the losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal on valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 also included a negative impact of $0.01 and $0.02 per share, respectively, from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 also included a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Segment Results of Operations
As discussed in Note 13 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2015: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
REVENUE

	Year ended December 31, 2014	Components of Change			Year ended December 31, 2015	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,076.3	$(353.6)	$12.6	$409.6	$6,144.9	6.7%	1.1%
Domestic	3,254.8	0.0	1.6	264.4	3,520.8	8.1%	8.2%
International	2,821.5	(353.6)	11.0	145.2	2,624.1	5.1%	(7.0)%
During 2015, IAN revenue increased by $68.6 compared to 2014, comprised of an organic revenue increase of $409.6 and the effect of net acquisitions of $12.6, largely offset by an adverse foreign currency rate impact of $353.6. The organic revenue increase was primarily attributable to a combination of net client wins and higher spending in most client sectors, most notably in the technology and telecom and healthcare sectors. The organic revenue increase in our domestic market was driven by growth across all disciplines, most notably at our advertising businesses. The international organic revenue increase was driven by growth across all disciplines, notably at our advertising businesses and digital specialist agencies in the Asia Pacific region and the United Kingdom.

	Year ended December 31, 2013	Components of Change			Year ended December 31, 2014	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,772.8	$(76.7)	$61.0	$319.2	$6,076.3	5.5%	5.3%
Domestic	3,071.2	0.0	10.2	173.4	3,254.8	5.6%	6.0%
International	2,701.6	(76.7)	50.8	145.8	2,821.5	5.4%	4.4%
During 2014, IAN revenue increased by $303.5 compared to 2013, comprised of an organic revenue increase of $319.2 and the effect of net acquisitions of $61.0, partially offset by an adverse foreign currency rate impact of $76.7. The organic revenue increase was primarily attributable to net client wins and net higher spending from existing clients, most notably in the healthcare and auto and transportation sectors, partially offset by a modest decline in the technology and telecom and consumer goods sectors. The organic revenue increase in our domestic market was driven by growth across all our disciplines. The international organic revenue increase was driven by our advertising and media businesses, primarily in the Asia Pacific region, led by Australia and China, in the Latin America region, primarily in Brazil, and in Other regions, primarily in the Middle East.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Segment operating income[1]	$846.6	$774.7	$660.0	9.3%	17.4%
Operating margin[1]	13.8%	12.7%	11.4%

1
Segment operating income and operating margin exclude restructuring and other reorganization-related reversals of approximately $0.8 for the year ended December 31, 2015, and charges of $0.7 and $55.4 for the years ended December 31, 2014 and 2013, respectively. See "Restructuring and Other Reorganization-Related (Reversals) Charges, net" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements for further information.

Operating income increased during 2015 when compared to 2014 due to an increase in revenue of $68.6 and a decrease in office and general expenses of $13.2, partially offset by increases in salaries and related expenses of $9.9. The decrease in office and general expenses was attributable to lower occupancy costs, including an incentive from a lease buyout, and lower adjustments to contingent acquisition obligations as compared to the prior year. Partially offsetting the decrease in office and general expenses was a net increase in reserves for certain contingencies. The increase in salaries and related expenses was primarily driven by increases in our workforce at businesses and in regions where we had revenue growth from existing clients and net new business wins. Also contributing to the increase in salaries and related expenses was higher incentive awards expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Operating income increased during 2014 when compared to 2013 due to an increase in revenue of $303.5, partially offset by increases in salaries and related expenses of $186.4 and office and general expenses of $2.4. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to an increase in our workforce in certain businesses where we had revenue growth or new business wins. Also contributing to the increase were higher incentive awards expense and certain agency-related bonus accruals resulting from improved financial performance, offset by lower severance expense. The increase in office and general expenses was primarily attributable to increases in adjustments to contingent acquisition obligations as compared to the prior year and increased spending to support new business activity, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, primarily in the domestic market.

CMG
REVENUE

	Year ended December 31, 2014	Components of Change			Year ended December 31, 2015	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,460.8	$(54.9)	$11.1	$51.9	$1,468.9	3.6%	0.6%
Domestic	929.2	0.0	6.2	19.3	954.7	2.1%	2.7%
International	531.6	(54.9)	4.9	32.6	514.2	6.1%	(3.3)%
During 2015, CMG revenue increased by $8.1 compared to 2014, comprised of an organic revenue increase of $51.9 and the effect of net acquisitions of $11.1, largely offset by an adverse foreign currency rate impact of $54.9. In our international markets, the organic revenue increase was driven by our public relations and events marketing businesses, predominantly in the Asia Pacific region. The domestic organic revenue increase was primarily attributable to growth at our public relations business, partially offset by a decline at our events marketing business.

	Year ended December 31, 2013	Components of Change			Year ended December 31, 2014	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,349.5	$1.2	$34.3	$75.8	$1,460.8	5.6%	8.2%
Domestic	901.4	0.0	14.6	13.2	929.2	1.5%	3.1%
International	448.1	1.2	19.7	62.6	531.6	14.0%	18.6%
During 2014, CMG revenue increased by $111.3 compared to 2013, primarily comprised of an organic revenue increase of $75.8 and the effect of net acquisitions of $34.3. The organic revenue increase in our international markets was driven by growth across all disciplines, most notably at our public relations businesses, primarily in the Asia Pacific region and in the United Kingdom. Also contributing to the international organic revenue increase was our events marketing business in the United Kingdom and our sports marketing business in the Latin America region. The domestic organic revenue increase was primarily attributable to growth at our public relations and sports marketing businesses, partially offset by a decline at our events marketing business.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Segment operating income[1]	$166.3	$163.4	$139.7	1.8%	17.0%
Operating margin[1]	11.3%	11.2%	10.4%

1
Segment operating income and operating margin exclude restructuring and other reorganization-related reversals of approximately $0.5 for the year ended December 31, 2014, and charges of approximately $4.5 for the year ended December 31, 2013. There were no restructuring and other reorganization-related charges within the CMG segment for the year ended December 31, 2015. See "Restructuring and Other Reorganization-Related (Reversals) Charges, net" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Operating income increased during 2015 when compared to 2014 due to an increase in revenue of $8.1 and a decrease in office and general expenses of $22.5, partially offset by an increase in salaries and related expenses of $27.7. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal that decreased in size or did not recur during the current year. The increase in salaries and related expenses was due to increases in our workforce, most notably at our public relations business, to support business growth and increases due to acquisitions.
Operating income increased during 2014 when compared to 2013 due to an increase in revenue of $111.3, partially offset by increases in salaries and related expenses of $69.6 and office and general expenses of $18.0. The increase in salaries and related expenses was due to an increase in base salaries, benefits and temporary help, primarily attributable to increases in our workforce, most notably at our public relations business, to support business growth, as well as increases due to acquisitions in 2014. Office and general expenses increased primarily due to higher occupancy costs, increased spending to support new business activity and increases due to acquisitions during 2014.

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
Corporate and other expenses decreased during 2015 by $7.7 to $141.8 compared to 2014, primarily due to lower temporary help. Corporate and other expenses increased during 2014 by $8.7 to $149.5 compared to 2013, primarily due to higher incentive awards expense resulting from improved financial performance and higher employee insurance costs due to increased claims and regulatory changes, partially offset by lower occupancy costs.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2015	2014	2013
Net income, adjusted to reconcile net income to net cash provided by operating activities [1]	$848.2	$831.2	$598.4
Net cash used in working capital [2]	(117.5)	(131.1)	(9.6)
Changes in other non-current assets and liabilities using cash	(56.7)	(30.6)	4.1
Net cash provided by operating activities	$674.0	$669.5	$592.9
Net cash used in investing activities	(202.8)	(200.8)	(224.5)
Net cash used in financing activities	(472.8)	(343.9)	(1,212.3)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, non-cash (gain) loss related to early extinguishment of debt, losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Operating Activities
Net cash provided by operating activities during 2015 was $674.0, which was an improvement of $4.5 as compared to 2014, primarily as a result of an improvement in working capital usage of $13.6. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. Our net working capital usage in 2015 was primarily attributable to our media businesses.

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

Investing Activities
Net cash used in investing activities during 2015 primarily related to payments for capital expenditures of $161.1, largely attributable to purchases of leasehold improvements and computer hardware.
Net cash used in investing activities during 2014 primarily related to payments for capital expenditures and acquisitions. Capital expenditures of $148.7 related primarily to computer hardware and software and leasehold improvements. We made payments of $67.8 related to acquisitions completed during 2014, net of cash acquired.

Financing Activities
Net cash used in financing activities during 2015 primarily related to the repurchase of our common stock and payment of dividends. We repurchased 13.6 shares of our common stock for an aggregate cost of $285.2, including fees, and made dividend payments of $195.5 on our common stock.
Net cash used in financing activities during 2014 primarily related to the purchase of long-term debt, the repurchase of our common stock and payment of dividends. We redeemed all $350.0 in aggregate principal amount of our 6.25% Notes, repurchased 14.9 shares of our common stock for an aggregate cost of $275.1, including fees, and made dividend payments of $159.0 on our common stock. This was offset by the issuance of $500.0 in aggregate principal amount of our 4.20% Notes.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $156.1 in 2015. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, Euro and South African Rand as of December 31, 2015 compared to December 31, 2014.
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $101.0 in 2014. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar and Euro as of December 31, 2014 compared to December 31, 2013.

	December 31,
Balance Sheet Data	2015	2014
Cash, cash equivalents and marketable securities	$1,509.7	$1,667.2

Short-term borrowings	$150.1	$107.2
Current portion of long-term debt	1.9	2.1
Long-term debt	1,610.3	1,612.9
Total debt	$1,762.3	$1,722.2

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
Notable funding requirements include:

•
Acquisitions – We paid cash of $28.6, which was net of cash acquired of $9.2, for acquisitions completed in 2015. We also paid cash of $71.5 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $54.0 in 2016 related to prior-year acquisitions. We may also be required to pay approximately $47.0 in 2016 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – During 2015, we paid four quarterly cash dividends of $0.12 per share on our common stock, which corresponded to an aggregate dividend payment of $195.5. On February 12, 2016, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.15 per share, payable on March 15, 2016 to holders of record as of the close of business on March 1, 2016. Assuming we pay a quarterly dividend of $0.15 per share and there is no significant change in the number of outstanding shares as of December 31, 2015, we would expect to pay approximately $242.0 over the next twelve months.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the funded status of our plans. During 2015, we contributed $3.2 and $21.6 of cash to our domestic and foreign pension plans, respectively. For 2016, we expect to contribute approximately $21.0 of cash to our foreign pension plans. We expect to make no contributions to our domestic pension plan in 2016.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2015 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2016	2017	2018	2019	2020
Long-term debt [1]	$1.9	$323.3	$1.8	$1.8	$0.9	$1,282.5	$1,612.2
Interest payments on long-term debt [1]	58.5	57.8	51.8	51.8	51.4	116.0	387.3
Non-cancelable operating lease obligations [2]	317.6	298.5	271.4	245.4	224.5	909.0	2,266.4
Contingent acquisition payments [3]	102.2	109.7	56.1	20.0	12.7	15.0	315.7
Uncertain tax positions [4]	29.0	108.4	58.5	19.3	3.8	7.9	226.9
Total	$509.2	$897.7	$439.6	$338.3	$293.3	$2,330.4	$4,808.5

1
Amounts represent maturity at book value and interest payments based on contractual obligations. We may redeem all or some of the 2.25% Senior Notes due 2017, the 4.00% Senior Notes due 2022, the 3.75% Senior Notes due 2023 and the 4.20% Senior Notes due 2024 at the greater of the principal amount of the notes to be redeemed or a "make-whole" amount, plus, in each case, accrued and unpaid interest to the date of redemption.

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

Share Repurchase Program
In February 2015, our Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2015 Share Repurchase Program"), which was in addition to the remaining amount

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

available to be repurchased from the $300.0 authorization made by the Board in February 2014 (the "2014 Share Repurchase Program"). We fully utilized the 2014 Share Repurchase Program during the third quarter of 2015. As of December 31, 2015, $158.6 remained available for repurchase under the 2015 Share Repurchase Program.
On February 12, 2016, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining for repurchase under the 2015 Share Repurchase Program. There is no expiration date associated with the share repurchase programs.
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

	December 31, 2015
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,509.7
Committed credit agreement	$1,000.0	$0.0	$3.7	$996.3
Uncommitted credit arrangements	$744.5	$150.1	$1.1	$593.3

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit historically have not been drawn upon.

At December 31, 2015, we held $677.5 of cash, cash equivalents and marketable securities in foreign subsidiaries. We have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries because we consider such earnings to be permanently reinvested outside the United States. If in the future we distribute these amounts to the United States, an additional provision for the U.S. income and foreign withholding taxes, net of foreign tax credits, could be necessary.

Credit Agreements
We maintain a committed corporate credit facility to increase our financial flexibility, which has been amended and restated from time to time (the "Credit Agreement"). The Credit Agreement is a revolving facility, expiring in October 2020, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. We use our Credit Agreement to provide letters of credit primarily to support obligations of our subsidiaries. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2015, the applicable margin was 0.30% for base rate advances and 1.30% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2015, was 0.20% on the aggregate lending commitment under the Credit Agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The table below sets forth the financial covenants in effect as of December 31, 2015.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	December 31, 2015	EBITDA Reconciliation	December 31, 2015
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$871.9
Actual interest coverage ratio	19.06x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	227.3
Actual leverage ratio	1.60x	Other non-cash amounts	0.5
		EBITDA [1]	$1,099.7

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

As of December 31, 2015, we were in compliance with all of our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.
We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2015, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2015 and 2014 was approximately 3% and 5%, respectively.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2015 and 2014 the amounts netted were $1,608.3 and $1,590.7, respectively.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of February 16, 2016 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable
We are rated investment-grade by Moody's Investor Services ("Moody's"), Standard and Poor's and Fitch Ratings. The most recent update to our credit ratings occurred in April 2015, when Standard & Poor's changed our long-term credit rating from BB+ to BBB-. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

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
In May 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to delay the effective date of the new standard by one year to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017.
The new standard includes a number of changes compared to the current standard, the most significant to IPG is the requirement to estimate the amount of variable consideration, included in our contracts, that will most likely be earned and recognize that consideration over the term of the contract. This will likely result in an acceleration in revenue recognition for certain variable contract incentives. While we are still assessing what impact the adoption of the amended guidance will have on our Consolidated Financial Statements, we expect that the primary impact of the change will be in the timing of revenue recognition within the quarters of a fiscal year. We have not yet determined the date or method of transition that we will select.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 12 reporting units that were subject to the 2015 annual impairment testing. Our annual impairment review as of October 1, 2015 did not result in an impairment charge at any of our reporting units.
In performing our annual impairment review, we first assess qualitative factors to determine whether it is “more likely than not” that the goodwill or indefinite-lived intangible assets are impaired. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the goodwill or indefinite-lived intangible asset is impaired, then the entity is required to determine

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

the fair value and perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, no additional testing is required.
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
For our 2015 and 2014 annual impairment tests, we performed a qualitative impairment assessment for ten and nine reporting units and performed the first step of a two-step quantitative impairment test for two and four reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2015 and 2014 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2015 test, the discount rate we used for our reporting units tested was 11.0%, and the terminal value growth rate for both reporting units tested was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For the 2015 test, the revenue growth rates for our reporting units used in our analysis were generally between 4.0% and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the goodwill midpoint of the range for each reporting unit tested in the 2015 and 2014 annual impairment tests. Our results of the comparison between carrying value and fair value at the average fair value indicated that for the 2015 and 2014 test there were no reporting units whose fair value exceeded its carrying value by less than 20%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	2015 Impairment Test			2014 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$25.8	> 135%	A	$548.4	> 50%
B	$4.9	> 275%	B	$66.8	> 85%
			C	$25.8	> 180%
			D	$150.0	> 55%
Additionally, we performed a sensitivity analysis and reviewed the carrying values compared to the high end and low end of the valuation range. The table below displays the range of the sensitivity analysis for each reporting unit tested in the 2015 and 2014 annual impairment tests. For both the 2015 and 2014 tests, using the low end of the valuation range, there were no reporting units whose fair value exceeded its carrying value by less than 20%.

	2015 Impairment Test				2014 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:		Reporting Unit	Goodwill	Fair value exceeds carrying value by:
		Low	High			Low	High
A	$25.8	> 125%	> 140%	A	$548.4	> 45%	> 55%
B	$4.9	> 265%	> 285%	B	$66.8	> 80%	> 95%
				C	$25.8	> 170%	> 190%
				D	$150.0	> 45%	> 60%
Based on the analysis described above, for the reporting units for which we performed the first step of the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2015, because these reporting units passed the first step of the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2015, discount rates of 4.15% for the domestic pension plan and 4.00% for the postretirement benefit plan and a weighted-average discount rate of 3.41% for the significant foreign pension plans were used to calculate 2015 net pension and postretirement benefit costs. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2015 net pension and postretirement benefit cost by approximately $1.0.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2015, we used discount rates of 4.80% for the domestic pension plan and 4.65% for the domestic postretirement benefit plan and a weighted-average discount rate of 3.61% for our significant foreign pension plans to measure our benefit obligations. A 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2015 benefit obligation by approximately $24.0 and $26.0, respectively.
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
For 2015, the weighted-average expected rates of return of 7.00% and 5.01% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2016, we plan to use expected rates of return of 7.00% and 5.43% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2015 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 15 to the Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2015 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 89% and 91% as of December 31, 2015 and 2014, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2015	$(33.7)	$34.7
2014	(35.5)	36.6
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of December 31, 2015.
We had $1,509.7 of cash, cash equivalents and marketable securities as of December 31, 2015 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2015 and 2014, we had interest income of $22.8 and $27.4, respectively. Based on our 2015 results, a 100-basis-point increase or decrease in interest rates would affect our interest income by approximately $15.0, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2015 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The primary foreign currencies that impacted our results during 2015 included the Australian Dollar, Brazilian Real, British Pound Sterling and Euro. Based on 2015 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2015 levels.
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in their functional currency, mitigating transaction risk. However, certain subsidiaries may enter into transactions in currencies other than their functional currency. Assets and liabilities denominated in currencies other than the functional currency are susceptible to movements in foreign currency until final settlement. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. We regularly review our foreign exchange exposures that may have a material impact on our business and from time to time use foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates arising from these exposures. We do not enter into foreign exchange contracts or other derivatives for speculative purposes.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Interpublic Group of Companies, Inc.

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Comprehensive Income, of Cash Flows, and of Stockholders’ Equity present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.

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
February 22, 2016

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2015	2014	2013
REVENUE	$7,613.8	$7,537.1	$7,122.3

OPERATING EXPENSES:
Salaries and related expenses	4,857.7	4,820.4	4,545.5
Office and general expenses	1,885.0	1,928.1	1,917.9
Restructuring and other reorganization-related (reversals) charges, net	(0.8)	0.2	60.6
Total operating expenses	6,741.9	6,748.7	6,524.0

OPERATING INCOME	871.9	788.4	598.3

EXPENSES AND OTHER INCOME:
Interest expense	(85.8)	(84.9)	(122.7)
Interest income	22.8	27.4	24.7
Other expense, net	(46.7)	(10.2)	(32.3)
Total (expenses) and other income	(109.7)	(67.7)	(130.3)

Income before income taxes	762.2	720.7	468.0
Provision for income taxes	282.8	216.5	181.2
Income of consolidated companies	479.4	504.2	286.8
Equity in net income of unconsolidated affiliates	1.1	1.2	2.1
NET INCOME	480.5	505.4	288.9
Net income attributable to noncontrolling interests	(25.9)	(28.3)	(21.0)
NET INCOME ATTRIBUTABLE TO IPG	454.6	477.1	267.9
Dividends on preferred stock	0.0	0.0	(8.7)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$454.6	$477.1	$259.2

Earnings per share available to IPG common stockholders:
Basic	$1.11	$1.14	$0.62
Diluted	$1.09	$1.12	$0.61

Weighted-average number of common shares outstanding:
Basic	408.1	419.2	421.1
Diluted	415.7	425.4	429.6

Dividends declared per common share	$0.48	$0.38	$0.30

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2015	2014	2013
NET INCOME	$480.5	$505.4	$288.9

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(256.8)	(194.3)	(116.9)
Less: reclassification adjustments recognized in net income	23.3	(0.9)	0.0
Income tax effect	0.0	0.0	(0.6)
	(233.5)	(195.2)	(117.5)

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.5	0.7	0.8
Less: recognition of previously unrealized (gains) losses included in net income	0.0	0.0	(1.4)
Income tax effect	0.0	(0.3)	0.2
	0.5	0.4	(0.4)

Derivative instruments:
Changes in fair value of derivative instruments	0.0	(0.6)	0.0
Less: recognition of previously unrealized losses included in net income	2.0	1.9	1.7
Income tax effect	(0.7)	(0.5)	(0.7)
	1.3	0.8	1.0

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	14.2	(55.5)	(20.6)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	10.6	10.0	10.8
Less: settlement and curtailment (gains) losses included in net income	(0.2)	0.5	(0.1)
Other	0.4	0.5	1.0
Income tax effect	(6.4)	10.4	(1.3)
	18.6	(34.1)	(10.2)

Other comprehensive loss, net of tax	(213.1)	(228.1)	(127.1)
TOTAL COMPREHENSIVE INCOME	267.4	277.3	161.8
Less: comprehensive income attributable to noncontrolling interest	21.7	25.7	17.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$245.7	$251.6	$144.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2015	December 31, 2014
ASSETS:
Cash and cash equivalents	$1,502.9	$1,660.6
Marketable securities	6.8	6.6
Accounts receivable, net of allowance of $54.2 and $59.5	4,361.0	4,376.6
Expenditures billable to clients	1,594.4	1,424.2
Other current assets	228.0	342.2
Total current assets	7,693.1	7,810.2
Property and equipment, net	567.2	548.2
Deferred income taxes	228.4	192.9
Goodwill	3,608.5	3,669.2
Other non-current assets	487.9	516.1
TOTAL ASSETS	$12,585.1	$12,736.6

LIABILITIES:
Accounts payable	$6,672.0	$6,558.0
Accrued liabilities	760.3	796.0
Short-term borrowings	150.1	107.2
Current portion of long-term debt	1.9	2.1
Total current liabilities	7,584.3	7,463.3
Long-term debt	1,610.3	1,612.9
Deferred compensation	464.2	527.9
Other non-current liabilities	672.6	723.9
TOTAL LIABILITIES	10,331.4	10,328.0

Commitments and contingencies (see Note 14)
Redeemable noncontrolling interests (see Note 4)	251.9	257.4

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2015 – 406.3; 2014 – 414.6 shares outstanding: 2015 – 403.2; 2014 – 413.8	40.4	41.2
Additional paid-in capital	1,404.1	1,547.5
Retained earnings	1,437.6	1,183.3
Accumulated other comprehensive loss, net of tax	(845.6)	(636.7)
	2,036.5	2,135.3
Less: Treasury stock, at cost: 2015 - 3.1 shares; 2014 - 0.8 shares	(71.0)	(19.0)
Total IPG stockholders’ equity	1,965.5	2,116.3
Noncontrolling interests	36.3	34.9
TOTAL STOCKHOLDERS’ EQUITY	2,001.8	2,151.2
TOTAL LIABILITIES AND EQUITY	$12,585.1	$12,736.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$480.5	$505.4	$288.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	157.0	163.0	157.4
Provision for uncollectible receivables	11.4	7.4	12.6
Amortization of restricted stock and other non-cash compensation	70.3	54.3	43.1
Net amortization of bond discounts and deferred financing costs	5.8	5.1	8.6
Non-cash (gain) loss related to early extinguishment of debt	0.0	(0.5)	15.2
Deferred income tax provision	49.5	83.5	69.4
Losses on sales of businesses	50.1	0.2	1.0
Other	23.6	12.8	2.2
Changes in assets and liabilities, net of acquisitions and dispositions, providing cash:
Accounts receivable	(236.1)	(20.1)	(157.1)
Expenditures billable to clients	(237.8)	83.5	(241.5)
Other current assets	(9.2)	(57.2)	(11.3)
Accounts payable	400.9	(177.1)	417.7
Accrued liabilities	(35.3)	39.8	(17.4)
Other non-current assets and liabilities	(56.7)	(30.6)	4.1
Net cash provided by operating activities	674.0	669.5	592.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(161.1)	(148.7)	(173.0)
Acquisitions, net of cash acquired	(28.6)	(67.8)	(61.5)
Proceeds from sales of businesses, investments and fixed assets, net of cash sold	(12.1)	18.8	2.5
Net sales (purchases) and maturities of short-term marketable securities	0.1	(0.6)	10.8
Other investing activities	(1.1)	(2.5)	(3.3)
Net cash used in investing activities	(202.8)	(200.8)	(224.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(285.2)	(275.1)	(481.8)
Common stock dividends	(195.5)	(159.0)	(126.0)
Acquisition-related payments	(53.1)	(13.6)	(27.6)
Distributions to noncontrolling interests	(15.9)	(17.0)	(14.9)
Purchase of long-term debt	(2.0)	(351.2)	(602.4)
Proceeds from issuance of long-term debt	0.1	499.1	0.0
Net increase (decrease) in short term bank borrowings	52.3	(63.2)	5.4
Exercise of stock options	13.5	20.1	47.4
Excess tax benefit on share-based compensation	10.2	16.7	0.0
Preferred stock dividends	0.0	0.0	(11.6)
Other financing activities	2.8	(0.7)	(0.8)
Net cash used in financing activities	(472.8)	(343.9)	(1,212.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(156.1)	(101.0)	(94.1)
Net (decrease) increase in cash and cash equivalents	(157.7)	23.8	(938.0)
Cash and cash equivalents at beginning of period	1,660.6	1,636.8	2,574.8
Cash and cash equivalents at end of period	$1,502.9	$1,660.6	$1,636.8
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2014	$0.0	414.6	$41.2	$1,547.5	$1,183.3	$(636.7)	$(19.0)	$2,116.3	$34.9	$2,151.2
Net income					454.6			454.6	25.9	480.5
Other comprehensive loss						(208.9)		(208.9)	(4.2)	(213.1)
Reclassifications related to redeemable noncontrolling interests									(6.0)	(6.0)
Noncontrolling interest transactions									1.2	1.2
Distributions to noncontrolling interests									(15.9)	(15.9)
Change in redemption value of redeemable noncontrolling interests					(3.9)			(3.9)		(3.9)
Repurchase of common stock							(285.2)	(285.2)		(285.2)
Retirement of treasury stock		(11.3)	(1.2)	(232.0)			233.2	0.0		0.0
Common stock dividends					(195.5)			(195.5)		(195.5)
Stock-based compensation		2.5	0.3	83.1				83.4		83.4
Exercise of stock options		1.3	0.2	13.5				13.7		13.7
Shares withheld for taxes		(0.8)	(0.1)	(17.7)				(17.8)		(17.8)
Excess tax benefit from stock-based compensation				10.2				10.2		10.2
Other				(0.5)	(0.9)			(1.4)	0.4	(1.0)
Balance at December 31, 2015	$0.0	406.3	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 12 reporting units that were subject to the 2015 annual impairment testing. Our annual impairment review as of October 1, 2015 did not result in an impairment charge for any of our reporting units.
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
The fair value of a reporting unit for 2015 and 2014 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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

Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax gain of $2.0 in 2015 and pre-tax losses of $1.4 and $0.6 in 2014 and 2013, respectively.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2015, 2014 and 2013, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

there is APIC in the same class of stock, and any remaining amount to retained earnings. These retired shares remain authorized but unissued.
In October 2015, we retired 11.3 shares of our treasury stock, which resulted in a reduction in common stock of $1.2, treasury stock of $233.2 and APIC of $232.0. There was no effect on total stockholders' equity as a result of the retirement. In November 2014, we retired 121.9 shares of our treasury stock, which resulted in a reduction in common stock of $12.2, treasury stock of $1,522.4 and APIC of $1,510.2. There was no effect on total stockholders' equity as a result of the retirement.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2015		2014
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount and issuance costs of $0.3 and $0.9, respectively)	2.30%	$298.8	$299.3	$298.3	$301.2
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $2.0 and $1.6, respectively)	4.13%	246.4	250.9	245.9	255.2
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $1.1 and $2.9, respectively)	4.32%	496.0	484.8	495.5	499.8
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.8 and $3.4, respectively)	4.24%	495.8	496.4	495.0	509.8
Other notes payable and capitalized leases		75.2	75.2	80.3	80.3
Total long-term debt		1,612.2		1,615.0
Less: current portion		1.9		2.1
Long-term debt, excluding current portion		$1,610.3		$1,612.9

1	See Note 11 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2015.

2016	$1.9
2017	323.3
2018	1.8
2019	1.8
2020	0.9
Thereafter	1,282.5
Total long-term debt	$1,612.2

For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense and a discount would result in an increase in interest expense in future periods.
Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2015-03 which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The FASB later issued guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have adopted this amended guidance as of the quarter ended December 31, 2015. As a result of this adoption, $8.9 and $10.6 of debt issuance costs were reclassified from Other non-current assets to Long-term debt in our Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. Debt issuance costs associated with our committed corporate credit facility continue to be recorded

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

within Other non-current assets in our Consolidated Balance Sheets. As of December 31, 2015 and 2014, we had total unamortized debt issuance costs of $15.0 and $16.6, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

Debt Transactions
6.25% Senior Unsecured Notes due 2014
In May 2014, we redeemed all $350.0 in aggregate principal amount of our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes"). Total cash paid to redeem the 6.25% Notes was $371.2, which included accrued and unpaid interest of $10.3. In connection with the redemption of the 6.25% Notes, we recognized a loss on early extinguishment of debt of $10.4, primarily due to a redemption premium. The loss on early extinguishment of debt was recorded in Other expense, net within our Consolidated Statement of Operations.
4.20% Senior Notes due 2024
In April 2014, we issued $500.0 in aggregate principal amount of the 4.20% Senior Notes due 2024 (the "4.20% Notes") at a discount to par. As a result, the 4.20% Notes were reflected on our Consolidated Balance Sheets at a fair value of $499.1 at issuance. The discount of $0.9 and capitalized direct fees, including commissions and offering expenses of $4.4, will be amortized in interest expense through the maturity date of April 15, 2024, using the effective interest method. The net proceeds were $494.7 after deducting discounts, commissions and offering expenses. Interest is payable semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2014. Consistent with our other debt securities, the 4.20% Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
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

Credit Agreements
We maintain a committed corporate credit facility and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2015 and 2014, there were no borrowings under our committed corporate credit facility. However, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2015 and 2014 was approximately 3% and 5%, respectively.
A summary of our credit facilities is presented below.

	December 31,
	2015				2014
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed credit agreement	$1,000.0	$0.0	$3.7	$996.3	$1,000.0	$0.0	$16.0	$984.0
Uncommitted credit agreements	$744.5	$150.1	$1.1	$593.3	$740.3	$107.2	$3.9	$629.2
On October 20, 2015, we amended and restated our credit agreement, originally dated as of July 18, 2008 (as amended and restated, the "Credit Agreement"). The Credit Agreement is a revolving facility, with a maturity date of October 20, 2020, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

December 31, 2015, the applicable margin was 0.30% for base rate advances and 1.30% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2015, was 0.20% on the aggregate lending commitment under the Credit Agreement.
In addition to other and customary covenants, the Credit Agreement requires that we maintain the financial covenants listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended.

Interest coverage ratio (not less than): [1]	5.00x
Leverage ratio (not greater than): [2]	3.50x

1	The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense.

2
The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended. The leverage ratio may be changed to not more than 4.00 to 1 at our election for four consecutive fiscal quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.

We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2015.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2015 and 2014 the amounts netted were $1,608.3 and $1,590.7, respectively.

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2015	2014	2013
Net income available to IPG common stockholders - basic	$454.6	$477.1	$259.2
Adjustments: Effect of dilutive securities
Interest on 4.75% Notes [1]	0.0	0.0	0.8
Net income available to IPG common stockholders - diluted	$454.6	$477.1	$260.0

Weighted-average number of common shares outstanding - basic	408.1	419.2	421.1
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.6	6.2	5.2
4.75% Notes [1]	0.0	0.0	3.3

Weighted-average number of common shares outstanding - diluted	415.7	425.4	429.6

Earnings per share available to IPG common stockholders - basic	$1.11	$1.14	$0.62
Earnings per share available to IPG common stockholders - diluted	$1.09	$1.12	$0.61

1
We retired all of our outstanding 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") in March 2013. For purposes of calculating diluted earnings per share for 2013, the potentially dilutive shares are pro-rated based on the period in which they were outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Years ended December 31,
	2015	2014	2013
Preferred Stock Outstanding [1]	0.0	0.0	13.7
Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [2]	0.0	0.0	0.1

1
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
For acquisitions we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 14 for further information on contingent acquisition obligations. Redeemable noncontrolling interests are adjusted quarterly to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impacts retained earnings, except for foreign currency translation adjustments. The following table presents changes in our redeemable noncontrolling interests.

	Years ended December 31,
	2015	2014	2013
Balance at beginning of period	$257.4	$249.1	$227.2
Change in related noncontrolling interest balance	0.8	3.2	4.6
Changes in redemption value of redeemable noncontrolling interests:
Additions	16.5	18.7	16.2
Redemptions and reclassifications	(25.1)	(7.9)	(2.3)
Redemption value adjustments	2.3	(5.7)	3.4
Balance at end of period	$251.9	$257.4	$249.1

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
During 2015, we completed five acquisitions, four of which were included in the Integrated Agency Networks ("IAN") operating segment and one of which was included in the Constituency Management Group ("CMG") operating segment. All

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions include a  full-service digital agency in the U.K., a group of creative marketing agencies based in Russia, and a media planning and buying agency with significant digital capabilities in Canada. During 2015, we recorded approximately $61.0 of goodwill and intangible assets related to our acquisitions.
During 2014, we completed eight acquisitions, six of which were included in the IAN operating segment and two of which were included in the CMG operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included a global full-service digital agency, a digital agency in the United States and a search marketing agency in the Netherlands. During 2014, we recorded approximately $185.0 of goodwill and intangible assets related to these acquisitions.
During 2013, we completed eleven acquisitions, nine of which were included in the IAN operating segment and two of which were included in the CMG operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included a full-service digital agency in India, a full-service agency in the U.K. and a public relations consultancy in India. During 2013, we recorded approximately $97.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2015, 2014 or 2013.
Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2015	2014	2013
Cost of investment: current-year acquisitions	$37.8	$97.3	$67.7
Cost of investment: prior-year acquisitions	53.1	14.0	28.5
Less: net cash acquired	(9.2)	(29.9)	(7.1)
Total cost of investment	81.7	81.4	89.1
Operating expense [1]	18.4	3.4	2.0

Total cash paid for acquisitions [2]	$100.1	$84.8	$91.1

1
Represents cash payments made that were either in excess of the initial value of contingent payments or contingent upon the future employment of the former owners of the acquired companies and are recorded in the operating section of the Consolidated Statements of Cash Flows.

2
Of the total cash paid for acquisitions, $53.1, $13.6 and $27.6 for the years ended December 31, 2015, 2014 and 2013, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions. $28.6, $67.8 and $61.5 for the years ended December 31, 2015, 2014 and 2013, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions.

Note 5:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2015	2014	2013
Balance at beginning of period	$59.5	$64.9	$59.0
Charges to costs and expenses	11.4	7.4	12.6
(Reversals) charges to other accounts [1]	(0.4)	0.1	0.7
Deductions:
Dispositions	(2.4)	0.0	0.0
Uncollectible accounts written off	(9.8)	(8.1)	(7.2)
Foreign currency translation adjustment	(4.1)	(4.8)	(0.2)
Balance at end of period	$54.2	$59.5	$64.9

1	Amounts primarily represent miscellaneous reclassifications and allowances of acquired companies.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Property and Equipment

	December 31,
	2015	2014
Furniture and equipment	$585.1	$640.7
Leasehold improvements	570.1	594.0
Internal use computer software	295.2	296.2
Land and buildings	78.7	87.3
	1,529.1	1,618.2
Less: accumulated depreciation	(961.9)	(1,070.0)
Total property and equipment, net	$567.2	$548.2
The total depreciation and amortization expense for property and equipment for the years ended December 31, 2015, 2014 and 2013 was $130.9, $133.7 and $133.2, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2015	2014
Salaries, benefits and related expenses	$502.4	$510.6
Office and related expenses	51.0	51.5
Acquisition obligations	50.1	88.1
Interest	17.3	18.3
Restructuring and other reorganization-related	3.3	5.5
Other	136.2	122.0
Total accrued liabilities	$760.3	$796.0

Other Expense, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2015	2014	2013
(Losses) gains on sales of businesses and investments, net	$(49.6)	$0.8	$1.5
Loss on early extinguishment of debt	0.0	(10.4)	(45.2)
Vendor discounts and credit adjustments	0.8	3.3	8.6
Other income (expense), net	2.1	(3.9)	2.8
Total other expense, net	$(46.7)	$(10.2)	$(32.3)
(Losses) Gains on Sales of Businesses and Investments, net – During 2015, we recognized losses on the sales of businesses on completed dispositions within both our IAN and CMG segments and the classification of certain assets as held for sale within our IAN segment. During 2014, we recognized gains from the sale of a business located in Continental Europe within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the domestic market within our IAN segment. During 2013, we recognized gains from the sale of marketable securities in the Asia Pacific region within our IAN segment and the sale of investments in our Rabbi Trusts, which were partially offset by a loss from the sale of a business in the United Kingdom within our IAN segment.
Assets held for sale of $12.1 and liabilities held for sale of $11.9 are included in Other current assets and Accrued liabilities, respectively, on our Consolidated Balance Sheet as of December 31, 2015. These assets and liabilities held for sale, which primarily consist of accounts receivable and accounts payable, respectively, are related to sales of businesses expected to be completed within the next twelve months.
Loss on Early Extinguishment of Debt – During 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes. During 2013, we recorded a charge of $45.2 related to the redemption of our 10.00% Senior Unsecured Notes due 2017. Notes. See Note 2 to the Consolidated Financial Statements for further information.

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
Other Income (Expense), net – During 2015, we recorded a gain related to foreign currency forward exchange contracts within our Corporate and other segment. During 2014, we recorded an other-than-temporary impairment on an investment in an unconsolidated affiliate in the Asia Pacific region within our IAN segment. During 2013, other income (expense), net primarily included a non-cash gain on re-measurement to fair value of an equity interest in an affiliate, located in the Asia Pacific region within our CMG segment, upon acquiring a controlling interest.

Share Repurchase Program
In February 2013, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2013 Share Repurchase Program"). In March 2013, the Board authorized an increase in the amount available under our 2013 Share Repurchase Program up to $500.0, excluding fees, of our common stock to be used towards the repurchase of shares resulting from the conversion to common stock of the 4.75% Notes. In February 2014, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2014 Share Repurchase Program"). In February 2015, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2015 Share Repurchase Program").
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs.

	Years ended December 31,
	2015	2014	2013
Number of shares repurchased	13.6	14.9	31.8
Aggregate cost, including fees	$285.2	$275.1	$481.8
Average price per share, including fees	$20.97	$18.41	$15.17
We fully utilized the 2013 Share Repurchase Program in the third quarter of 2014 and the 2014 Share Repurchase Program in the third quarter of 2015. As of December 31, 2015, $158.6 remained available for repurchase under the 2015 Share Repurchase Program. The 2015 Share Repurchase Program has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2015	2014	2013
Cash paid for interest	$74.5	$78.1	$110.7
Cash paid for income taxes, net of refunds [1]	231.9	103.9	111.8

1	Refunds of $13.0, $21.3 and $15.0 were received for the years ended December 31, 2015, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 6:  Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2015 and 2014 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2013	$3,097.0	$532.0	$3,629.0
Current-year acquisitions	95.2	40.9	136.1
Foreign currency and other	(83.7)	(12.2)	(95.9)
Balance as of December 31, 2014	$3,108.5	$560.7	$3,669.2
Current-year acquisitions	37.8	13.2	51.0
Foreign currency and other	(94.9)	(16.8)	(111.7)
Balance as of December 31, 2015	$3,051.4	$557.1	$3,608.5

1	For all periods presented, we have not recorded a goodwill impairment charge.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets are comprised of both assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily consist of customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2015, 2014 and 2013 was $26.1, $29.4 and $26.8, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2015, 2014 and 2013. During 2015 and 2014, we recorded approximately $9.6 and $48.6 of intangible assets related to our acquisitions in the respective year.
The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2015			2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$249.0	$(150.0)	$99.0	$255.8	$(139.3)	$116.5
Trade names	65.0	(25.7)	39.3	71.0	(22.8)	48.2
Other	13.7	(3.7)	10.0	14.1	(3.8)	10.3
Total	$327.7	$(179.4)	$148.3	$340.9	$(165.9)	$175.0

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2015 is listed below.

	2016	2017	2018	2019	2020
Estimated amortization expense	$23.2	$21.7	$20.1	$17.1	$16.0

Note 7:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2015	2014	2013
Domestic	$461.0	$387.7	$255.3
Foreign	301.2	333.0	212.7
Total	$762.2	$720.7	$468.0

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The provision for income taxes is listed below.

	Years ended December 31,
	2015	2014	2013
U.S. federal income taxes (including foreign withholding taxes):
Current	$117.8	$8.0	$46.9
Deferred	46.9	130.7	25.2
	164.7	138.7	72.1
State and local income taxes:
Current	15.1	9.7	(14.7)
Deferred	13.0	23.8	24.7
	28.1	33.5	10.0
Foreign income taxes:
Current	100.4	115.3	79.6
Deferred	(10.4)	(71.0)	19.5
	90.0	44.3	99.1
Total	$282.8	$216.5	$181.2
A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$266.8	$252.3	$163.8
State and local income taxes, net of federal income tax benefit	18.3	21.4	6.5
Impact of foreign operations, including withholding taxes	16.1	1.7	30.5
Change in net valuation allowance [1]	(20.6)	(66.0)	3.2
Worthless securities deduction	0.0	0.0	(22.2)
Divestitures	11.9	0.0	0.0
Other	(9.7)	7.1	(0.6)
Provision for income taxes	$282.8	$216.5	$181.2

Effective income tax rate on operations	37.1%	30.0%	38.7%

1	Reflects changes in valuation allowance that impacted the effective income tax rate for each year presented.
In 2015, our effective income tax rate of 37.1% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and from the losses on sales of businesses for which we did not receive a full tax benefit. The negative impacts to our tax rates were partially offset by the recognition of previously unrecognized tax benefits as a result of the reversal of valuation allowances in Continental Europe and the settlement of the 2010 U.S. federal income tax audit.
In 2014, our effective income tax rate of 30.0% was positively impacted from changes to our valuation allowances of $66.0. The primary drivers of the net change were associated with a valuation allowance reversal of $124.8 in one jurisdiction partially offset by the establishment of a valuation allowance of $57.2 in another jurisdiction, both in Continental Europe. In addition, our effective income tax rate was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2015	2014
Postretirement/post-employment benefits	$25.3	$27.4
Deferred compensation	193.4	191.2
Pension costs	25.8	41.4
Basis differences in fixed assets	(67.5)	(38.5)
Rent	41.1	45.8
Interest	60.9	60.9
Accruals and reserves	29.4	34.8
Allowance for doubtful accounts	10.8	10.8
Basis differences in intangible assets	(408.2)	(412.3)
Investments in equity securities	(8.3)	(2.6)
Tax loss/tax credit carry forwards	354.5	404.4
Restructuring and other reorganization-related costs	0.4	(0.3)
Prepaid expenses	(2.3)	0.0
Other	59.9	59.2
Total deferred tax assets, net	315.2	422.2
Valuation allowance	(275.1)	(332.2)
Net deferred tax assets	$40.1	$90.0
In November 2015, the FASB issued amended guidance which requires all deferred income tax assets and liabilities to be presented as noncurrent on the balance sheet. This amended guidance is effective beginning January 1, 2017, and may be applied retrospectively or prospectively, with early adoption permitted. We have early adopted this amended guidance and applied the presentation prospectively as of December 31, 2015. For the year ended December 31, 2014, there were $107.1 of current deferred tax assets included within Other current assets and $5.4 of current deferred tax liabilities included within Accrued liabilities, which would be classified as noncurrent under the amended guidance.
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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2015	2014	2013
Balance at beginning of period	$332.2	$467.3	$392.9
(Reversed) charged to costs and expenses	(20.8)	(72.8)	65.2
(Reversed) charged to gross tax assets and other accounts	(36.3)	(62.3)	9.2
Balance at end of period	$275.1	$332.2	$467.3
In 2015, amounts reversed to costs and expenses primarily related to the decrease in valuation allowances in Continental Europe for existing deferred tax assets. The amounts reversed to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.
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
In 2013, amounts charged to costs and expenses primarily related to the increase in valuation allowances in the U.S. and Continental Europe regions for existing and additional deferred tax assets. The amounts charged to gross tax assets and other accounts related primarily to the effect of foreign currency translation.
As of December 31, 2015, there were $1,127.7 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $984.2 have unlimited carryforward periods and $143.5 have expiration periods from 2016 to 2035. As of December 31, 2015, the Company also had $56.7 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2016 and 2035.
As of December 31, 2015 and 2014, we had $2,592.4 and $2,214.2, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the deferred income tax liability on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.
The table below summarizes the activity related to our unrecognized tax benefits.

	December 31,
	2015	2014	2013
Balance at beginning of period	$238.0	$219.2	$194.6
Increases as a result of tax positions taken during a prior year	5.2	29.0	8.3
Decreases as a result of tax positions taken during a prior year	(19.7)	(16.3)	(1.9)
Settlements with taxing authorities	(4.1)	(1.1)	(34.9)
Lapse of statutes of limitation	(3.8)	(4.1)	(10.6)
Increases as a result of tax positions taken during the current year	11.3	11.3	63.7
Balance at end of period	$226.9	$238.0	$219.2
Included in the total amount of unrecognized tax benefits of $226.9 as of December 31, 2015, is $206.5 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2015 and 2014 is $20.1 and $15.3, respectively, of which a detriment of $4.8 and $5.4 is included in our 2015 and 2014 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 8: Restructuring and Other Reorganization-Related (Reversals) Charges, net
The components of restructuring and other reorganization-related (reversals) charges, net for all of our restructuring plans are listed below.

	Years ended December 31,
	2015	2014	2013
Severance and termination costs	$0.0	$0.1	$55.9
Lease termination costs	(0.7)	0.1	4.2
Other exit costs	(0.1)	0.0	0.5
Total restructuring and other reorganization-related (reversals) charges, net	$(0.8)	$0.2	$60.6
2013 Restructuring Plan
In the fourth quarter of 2013, we implemented a cost savings initiative (the "2013 Plan") to better align our cost structure with our revenue, primarily in Continental Europe. In connection with this initiative, we identified and initiated restructuring actions resulting in pre-tax charges in 2013 of $61.2 related to the 2013 Plan, comprised of severance and termination costs of $55.9, lease termination costs of $4.8 and other exit costs of $0.5. In 2015, we recorded an additional $0.1 of net restructuring reversals related to the 2013 Plan at IAN. All restructuring actions were substantially completed by the end of the first quarter of 2014, with remaining payments expected to be made through 2021.
A summary of the 2013 Plan restructuring liability activity is listed below.

	December 31, 2014	Net Restructuring Reversals	Cash Payments	Foreign Currency Translation Adjustment	December 31, 2015
Severance and termination costs	$4.4	$0.0	$(2.1)	$(0.2)	$2.1
Lease termination costs	2.6	(0.1)	(1.0)	(0.1)	1.4
Total	$7.0	$(0.1)	$(3.1)	$(0.3)	$3.5

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2013	$(243.7)	$0.4	$(11.7)	$(156.2)	$(411.2)
Other comprehensive (loss) income before reclassifications	(191.7)	0.7	(0.6)	(55.0)	(246.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.9)	(0.3)	1.4	20.9	21.1
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)
Other comprehensive (loss) income before reclassifications	(252.6)	0.5	0.0	14.6	(237.5)
Amount reclassified from accumulated other comprehensive loss, net of tax	23.3	0.0	1.3	4.0	28.6
Balance as of December 31, 2015	$(665.6)	$1.3	$(9.6)	$(171.7)	$(845.6)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Amounts reclassified from accumulated other comprehensive loss, net of tax for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2013
Foreign currency translation adjustments	$23.3	$(0.9)	$0.0	Other (expense) income, net
Gains on available-for-sale securities	0.0	0.0	(1.4)	Other (expense) income, net
Losses on derivative instruments	2.0	1.9	1.7	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	10.4	10.5	10.8
Tax effect	(7.1)	9.6	(2.4)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$28.6	$21.1	$8.7

1	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 12 for further information.

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
Additionally, under the 2014 PIP, we have the ability to issue performance cash awards. Performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 300% of the target amount of the original grant value. Performance cash awards generally vest in three years. The Compensation Committee may grant performance cash awards to any eligible employee; however, no employee can receive more than $10.0 during a performance period.
The amounts of stock-based compensation expense as reflected in salaries and related expenses in our Consolidated Statements of Operations, and the related tax benefit, are listed below.

	Years ended December 31,
	2015	2014	2013
Stock options	$1.0	$2.1	$3.7
Stock-settled awards	11.6	10.0	9.8
Cash-settled awards	0.7	0.6	1.5
Performance-based awards	57.7	42.2	29.6
Employee stock purchase plan	0.7	0.6	0.6
Other [1]	0.9	1.2	0.8
Stock-based compensation expense	$72.6	$56.7	$46.0
Tax benefit	$26.3	$20.6	$17.6

1	Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. They are generally first exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables are a summary of stock option activity during 2015.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2015	7.4	$9.70
Exercised	(1.4)	9.99
Stock options outstanding as of December 31, 2015	6.0	$9.63	3.5	$82.4
Stock options vested and expected to vest as of December 31, 2015	6.0	$9.63	3.5	$82.4
Stock options exercisable as of December 31, 2015	5.8	$9.51	3.4	$80.1

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Non-vested as of January 1, 2015	0.6	$4.16
Vested	(0.4)	4.18
Non-vested as of December 31, 2015	0.2	$4.14	7.2	$2.4
There were 1.4, 1.7 and 5.2 stock options exercised in 2015, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $16.1, $10.7 and $26.2, respectively. The cash received from the stock options exercised in 2015, 2014 and 2013 was $20.4, $25.2 and $59.5, respectively.
We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value, and our results of operations could be materially impacted. There were no stock options granted during the years ended December 31, 2015 and 2014. The weighted-average grant-date fair value per option during the year ended December 31, 2013 was $4.14.
The fair value of each option grant has been estimated with the following weighted-average assumptions.

Year ended December 31, 2013
Expected volatility [1]	40.2%
Expected term (years) [2]	6.9
Risk-free interest rate [3]	1.3%
Expected dividend yield [4]	2.4%

1
The expected volatility used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock.

2
The estimate of our expected term is based on the average of: (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options.

3	The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

4	The expected dividend yield was calculated based on an annualized dividend of $0.30 per share in 2013.

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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2015 and 2014.

	Years ended December 31,
	2015	2014	2013
Stock-Settled Awards:
Awards granted	0.8	1.2	1.1
Weighted-average grant-date fair value (per award)	$22.07	$17.77	$13.51
Total fair value of vested awards distributed	$18.8	$12.6	$35.4
Cash-Settled Awards:
Awards granted	0.1	0.1	0.1
Weighted-average grant-date fair value (per award)	$20.46	$18.20	$16.35
Total fair value of vested awards distributed	$0.2	$0.6	$5.4
Performance-Based Awards:
Awards granted	2.9	3.5	1.5
Weighted-average grant-date fair value (per award)	$20.88	$16.56	$11.97
Total fair value of vested awards distributed	$18.7	$15.3	$0.2
In conjunction with common stock dividends declared in 2015 and 2014, we accrued dividends of $0.9 and $0.8, respectively, on non-vested stock-settled awards and paid dividends of $0.6 and $0.5 for stock-settled awards that vested during 2015 and 2014, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2015 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2015	2.2	$15.47	0.1	$16.99	5.8	$14.39
Granted	0.8	22.07	0.1	20.46	2.9	20.88
Vested	(0.9)	14.10	(0.1)	11.99	(0.8)	11.09
Forfeited	(0.1)	17.92	0.0	0.00	(0.8)	13.36
Non-vested as of December 31, 2015	2.0	$18.53	0.1	$18.75	7.1	$17.50
Total unrecognized compensation expense remaining	$16.2		$1.8		$87.1
Weighted-average years expected to be recognized over	1.3		1.7		1.8
During 2015, 2014 and 2013, additional performance cash awards with a total target value of $1.2, $2.9 and $35.6, respectively, were awarded under the 2014 PIP and 2009 PIP and will be settled in shares upon vesting, which is three years from the grant date. The total fair value of the vested awards distributed during the years ended December 31, 2015 and 2014 was $16.6 and $19.8, respectively. As of December 31, 2015, there was $1.6 of total unrecognized compensation expense related to these awards, which is expected to be recognized over a remaining weighted-average period of 0.2 years.
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2015, which resulted in a forfeiture rate consistent with prior years.

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

Cash Awards
During the years ended December 31, 2015, 2014 and 2013, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $1.3, $5.8 and $4.6, respectively, and we recognized $3.0, $3.1 and $4.0, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2015, 2014 and 2013, the Compensation Committee granted performance awards to be settled in cash under the 2014 PIP and 2009 PIP with a total target value of $31.8, $33.0, and $47.4, respectively, and we recognized $35.8, $27.3 and $18.3, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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

Employee Stock Purchase Plans
In December 2015, the Board approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “New ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. The issuance of shares under the New ESPP is subject to shareholder approval of the plan at the Company’s 2016 Annual Meeting of Shareholders. Subject to receiving shareholder approval, under the New ESPP eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the New ESPP continues to be 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 10.0 shares are reserved for issuance under the New ESPP.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2015 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2015				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$875.7	$0.0	$0.0	$875.7	Cash and cash equivalents
Short-term marketable securities	6.8	0.0	0.0	6.8	Marketable securities
Long-term investments	0.4	0.0	0.0	0.4	Other assets
Total	$882.9	$0.0	$0.0	$882.9

As a percentage of total assets	7.0%	0.0%	0.0%	7.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$45.0	$45.0

	December 31, 2014				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$901.4	$0.0	$0.0	$901.4	Cash and cash equivalents
Short-term marketable securities	6.6	0.0	0.0	6.6	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other assets
Total	$908.5	$0.0	$0.0	$908.5

As a percentage of total assets	7.1%	0.0%	0.0%	7.1%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$32.8	$32.8

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

	Years ended December 31,
Liabilities	2015	2014
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$32.8	$27.0
Level 3 additions	23.7	5.6
Level 3 reductions	(17.2)	(0.8)
Realized losses included in net income	5.3	1.0
Foreign currency translation	0.4	0.0
Mandatorily redeemable noncontrolling interests - Balance at end of period	$45.0	$32.8
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Gross unrealized and realized gains and losses for our long-term investments and short-term marketable securities were not material for the years ended December 31, 2015, 2014 and 2013.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,531.4	$75.2	$1,606.6
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

Non-financial Instruments that are Measured at Fair Value on a Recurring Basis
Certain non-financial instruments are measured at fair value on a recurring basis, primarily accrued restructuring charges. Accrued restructuring charges were $3.9 and $8.1 for the years ended December 31, 2015 and 2014, respectively. These charges were valued using our internal estimates based upon a discounted cash flow model and are classified as Level 3 in the fair value hierarchy.

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

Note 12:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 3,700 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,900 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

December 31,	2015	2014	2015	2014	2015	2014
Benefit Obligation
Projected benefit obligation as of January 1	$146.9	$133.1	$589.5	$569.9	$39.5	$37.9
Service cost	0.0	0.0	11.1	10.3	0.0	0.1
Interest cost	0.3	6.2	18.9	23.4	1.5	1.7
Benefits paid	(9.3)	(10.4)	(20.9)	(24.1)	(5.9)	(5.6)
Plan participant contributions	0.0	0.0	0.5	0.6	1.5	1.5
Actuarial (gains) losses	(11.0)	18.0	(28.0)	55.7	(2.3)	4.4
Settlements and curtailments	0.0	0.0	(2.4)	(4.0)	0.0	0.0
Foreign currency effect	0.0	0.0	(30.1)	(42.8)	0.0	0.0
Other	0.0	0.0	(0.7)	0.5	(0.4)	(0.5)

Projected benefit obligation as of December 31	$126.9	$146.9	$537.9	$589.5	$33.9	$39.5

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$111.5	$109.6	$415.5	$398.5	$0.0	$0.0
Actual return on plan assets	(4.3)	9.6	4.0	44.7	0.0	0.0
Employer contributions	3.2	2.7	21.6	25.7	4.4	4.1
Plan participant contributions	0.0	0.0	0.5	0.6	1.5	1.5
Benefits paid	(9.3)	(10.4)	(20.9)	(24.1)	(5.9)	(5.6)
Settlements	0.0	0.0	(2.0)	(4.0)	0.0	0.0
Foreign currency effect	0.0	0.0	(19.1)	(25.9)	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$101.1	$111.5	$399.6	$415.5	$0.0	$0.0

Funded status of the plans at December 31	$(25.8)	$(35.4)	$(138.3)	$(174.0)	$(33.9)	$(39.5)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2015	2014	2015	2014	2015	2014
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$8.8	$8.3	$0.0	$0.0
Current liability	0.0	0.0	(6.4)	(8.0)	(3.5)	(4.0)
Non-current liability	(25.8)	(35.4)	(140.7)	(174.3)	(30.4)	(35.5)

Net liability recognized	$(25.8)	$(35.4)	$(138.3)	$(174.0)	$(33.9)	$(39.5)

Accumulated benefit obligation	$126.9	$146.9	$518.6	$566.2

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$49.9	$56.1	$137.3	$161.0	$0.6	$2.9
Prior service cost (credit)	0.0	0.0	0.6	1.1	(0.7)	(0.4)

Total amount recognized	$49.9	$56.1	$137.9	$162.1	$(0.1)	$2.5
In 2016, we estimate that we will recognize $7.5 and $3.7 of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to our domestic pension plan and significant foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2015	2014	2015	2014
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$126.9	$146.9	$525.9	$577.1
Aggregate accumulated benefit obligation	126.9	146.9	511.1	559.5
Aggregate fair value of plan assets	101.1	111.5	379.2	395.8

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$0.0	$0.0	$0.0	$11.1	$10.3	$9.9	$0.0	$0.1	$0.1
Interest cost	0.3	6.2	5.5	18.9	23.4	21.7	1.5	1.7	1.6
Expected return on plan assets	(7.6)	(7.3)	(7.7)	(20.6)	(24.7)	(19.2)	0.0	0.0	0.0
Settlement and curtailment (gains) losses	0.0	0.0	0.0	(0.2)	0.5	(0.1)	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.2	0.2	(0.1)	(0.2)	(0.1)
Net actuarial losses	6.5	6.6	7.9	4.1	3.4	2.8	0.0	0.0	0.0
Net periodic cost	$(0.8)	$5.5	$5.7	$13.4	$13.1	$15.3	$1.4	$1.6	$1.6

Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013

Net periodic cost
Discount rate	4.15%	4.85%	4.00%	3.41%	4.29%	4.32%	4.00%	4.85%	4.00%
Rate of compensation increase	N/A	N/A	N/A	2.99%	3.97%	3.57%	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.00%	5.01%	6.18%	5.24%	N/A	N/A	N/A

Benefit obligation
Discount rate	4.80%	4.15%	4.85%	3.61%	3.41%	4.29%	4.65%	4.00%	4.85%
Rate of compensation increase	N/A	N/A	N/A	3.25%	2.98%	3.97%	N/A	N/A	N/A

Health care cost trend rate assumed for next year
Initial rate (weighted-average)							7.00%	7.00%	7.50%
Year ultimate rate is reached							2024	2019	2019
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2015, 2014 and 2013, we determined our discount rates for our Domestic Pension Plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.

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

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 11 for a description of the fair value hierarchy.

	December 31, 2015				December 31, 2014
Asset Class	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds	$16.8	$335.8	$57.9	$410.5	$18.8	$372.6	$40.1	$431.5
Limited partnerships	0.0	0.0	31.0	31.0	0.0	0.0	32.1	32.1
Fixed income securities	22.1	0.4	0.0	22.5	17.6	1.4	0.0	19.0
Insurance contracts	0.0	13.7	0.0	13.7	0.0	19.3	0.0	19.3
Other	23.0	0.0	0.0	23.0	24.8	0.0	0.3	25.1
Total	$61.9	$349.9	$88.9	$500.7	$61.2	$393.3	$72.5	$527.0
Investment funds include mutual funds, common/collective trusts, hedge funds and other commingled assets that are invested primarily in equity and fixed income securities. Mutual funds, which are publicly traded, are primarily valued using recently reported sales prices. All other investment funds, which are not publicly traded, are valued based on the net asset value of shares held by the plan at year end, which reflects the fair value of the underlying investments. Limited partnerships are invested primarily in equity and fixed income securities. Fixed income securities include government and investment-grade corporate bonds. Insurance contracts are valued based on the cash surrender value of the contract. Other investments primarily include cash and cash equivalents, equity securities and derivatives.
The following table presents additional information about our domestic and foreign pension plan assets for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2015				Year ended December 31, 2014
	Investment Funds	Limited Partnerships	Other	Total	Investment Funds	Limited Partnerships	Other	Total
Balance at beginning of period	$40.1	$32.1	$0.3	$72.5	$25.4	$36.1	$0.6	$62.1
Actual return on assets:
Assets sold during the year	0.0	0.0	0.0	0.0	0.2	0.2	0.0	0.4
Assets still held at year end	(0.7)	(1.1)	0.0	(1.8)	(0.7)	(0.3)	(0.3)	(1.3)
Net purchases, sales and settlements	18.5	0.0	0.1	18.6	15.2	(3.9)	0.0	11.3
Transfers in/out of Level 3	0.0	0.0	(0.4)	(0.4)	0.0	0.0	0.0	0.0
Balance at end of period	$57.9	$31.0	$0.0	$88.9	$40.1	$32.1	$0.3	$72.5

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2015, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2016 Target Allocation	2015	2014
Equity securities	23%	22%	22%
Fixed income securities	41%	38%	46%
Real estate	8%	7%	5%
Other	28%	33%	27%
Total	100%	100%	100%

Cash Flows
During 2015, we contributed $3.2 and $21.6 of cash to our domestic and foreign pension plans, respectively. For 2016, we expect to contribute approximately $21.0 of cash to our foreign pension plans. We expect to make no contributions to our Domestic Pension Plan in 2016.
The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2016	$13.1	$21.1	$3.9
2017	12.9	23.1	3.8
2018	8.6	24.0	3.7
2019	8.4	24.6	3.5
2020	8.2	22.2	3.3
2021 - 2025	38.7	126.5	13.6
The estimated future payments for our domestic postretirement benefit plan are before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
The following federal subsidies are expected to be received in the years indicated below.

Years	Domestic Postretirement Benefit Plan
2016	$0.4
2017	0.4
2018	0.4
2019	0.4
2020	0.4
2021 - 2025	1.9

Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2015, 2014 and 2013 were $44.5, $43.0 and $37.7, respectively. Expenses include a discretionary Company contribution of $5.8, $5.2 and $4.9 offset by participant forfeitures of $3.8, $3.6 and $3.3 in 2015, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

In addition, we maintain defined contribution plans in various foreign countries and contributed $43.9, $42.4 and $36.9 to these plans in 2015, 2014 and 2013, respectively.

Deferred Compensation and Benefit Arrangements
We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2015 and 2014, the deferred compensation liability balance was $95.7 and $97.7, respectively. Amounts expensed for deferred compensation arrangements in 2015, 2014 and 2013 were $6.3, $9.8 and $13.4, respectively.
We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $141.5 and $153.2 as of December 31, 2015 and 2014, respectively. Amounts expensed for deferred benefit arrangements in 2015, 2014 and 2013 were $9.7, $10.8 and $14.0, respectively.
We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2015 and 2014, the cash surrender value of these policies was $167.0 and $165.6, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2015 and 2014, the value of such investments in the trust was $10.7 and $8.5, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2015 and 2014. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $8.0 as of December 31, 2015 and 2014.

Note 13:  Segment Information
As of December 31, 2015, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.
Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. Our digital specialist agencies provide unique digital capabilities and service their own client rosters while also serving as key digital partners. In addition, our domestic integrated agencies, including Hill Holliday, Carmichael Lynch and Tierney, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.
CMG, which includes Weber Shandwick, Cassidy, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN; however, on an aggregate basis, CMG has a higher proportion of arrangements for which they act as principal, a different distribution model than IAN and different margin structure.
The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related (reversals) charges, net. All segments follow the same accounting policies as those described in Note 1.
Certain corporate and other charges are reported as separate line items within total segment operating income and include corporate office expenses, as well as shared service center expenses and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentive awards, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Summarized financial information concerning our reportable segments is shown in the following table.

	Years ended December 31,
	2015	2014	2013
Revenue:
IAN	$6,144.9	$6,076.3	$5,772.8
CMG	1,468.9	1,460.8	1,349.5
Total	$7,613.8	$7,537.1	$7,122.3

Segment operating income (loss):
IAN	$846.6	$774.7	$660.0
CMG	166.3	163.4	139.7
Corporate and other	(141.8)	(149.5)	(140.8)
Total	871.1	788.6	658.9

Restructuring and other reorganization-related reversals (charges), net	0.8	(0.2)	(60.6)
Interest expense	(85.8)	(84.9)	(122.7)
Interest income	22.8	27.4	24.7
Other expense, net	(46.7)	(10.2)	(32.3)
Income before income taxes	$762.2	$720.7	$468.0

Depreciation and amortization of fixed assets and intangible assets:
IAN	$117.5	$124.5	$125.8
CMG	18.4	18.5	15.8
Corporate and other	21.1	20.0	15.8
Total	$157.0	$163.0	$157.4

Capital expenditures:
IAN	$117.5	$92.0	$108.9
CMG	12.7	11.7	18.6
Corporate and other	30.9	45.0	45.5
Total	$161.1	$148.7	$173.0

	December 31,
	2015	2014
Total assets:
IAN	$10,738.2	$11,080.2
CMG	1,338.6	1,347.5
Corporate and other	508.3	308.9
Total	$12,585.1	$12,736.6

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2015	2014	2013	2015	2014
Domestic	$4,475.5	$4,184.0	$3,972.6	$600.1	$572.9
International:
United Kingdom	687.7	688.3	568.3	56.3	56.7
Continental Europe	697.2	804.7	800.6	58.6	66.4
Asia Pacific	916.9	922.5	868.9	108.8	102.2
Latin America	383.5	470.4	464.5	45.0	69.2
Other	453.0	467.2	447.4	38.0	32.4
Total International	3,138.3	3,353.1	3,149.7	306.7	326.9
Total Consolidated	$7,613.8	$7,537.1	$7,122.3	$906.8	$899.8
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

	Years ended December 31,
	2015	2014	2013
Gross rent expense	$336.5	$357.7	$366.1
Third-party sublease rental income	(5.5)	(6.1)	(16.1)
Net rent expense	$331.0	$351.6	$350.0

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2016	$322.0	$(4.4)	$317.6
2017	300.4	(1.9)	298.5
2018	272.2	(0.8)	271.4
2019	246.1	(0.7)	245.4
2020	224.5	0.0	224.5
Thereafter	909.0	0.0	909.0
Total	$2,274.2	$(7.8)	$2,266.4

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $619.4 and $580.4 as of December 31, 2015 and 2014, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $336.5 and $329.2 as of December 31, 2015 and 2014, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2015, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total
Deferred acquisition payments	$53.8	$39.2	$13.1	$13.6	$7.5	$3.1	$130.3
Redeemable noncontrolling interests and call options with affiliates [1]	48.4	70.5	43.0	6.4	5.2	11.9	185.4
Total contingent acquisition payments	102.2	109.7	56.1	20.0	12.7	15.0	315.7
Less: cash compensation expense included above	0.2	0.2	0.1	0.1	0.1	0.0	0.7
Total	$102.0	$109.5	$56.0	$19.9	$12.6	$15.0	$315.0

1
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2015. These estimated payments of $31.0 are included within the total payments expected to be made in 2016, and will continue to be carried forward into 2017 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

The majority of these payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revision in accordance with the terms of the respective agreements. See Note 4 for further information relating to the payment structure of our acquisitions.

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
As previously disclosed, on April 10, 2015, a federal judge in Brazil authorized the search of the records of an agency's offices in São Paulo and Brasilia, in connection with an ongoing investigation by Brazilian authorities involving payments potentially connected to local government contracts. The Company had previously investigated the matter and taken a number of remedial and disciplinary actions. The Company is in the process of concluding a settlement related to these matters with government agencies and has provided for such settlement in its Consolidated Financial Statements.

Note 15:  Recent Accounting Standards
Fair Value Measurements
In January 2016, the Financial Accounting Standards Board (the “FASB”) issued amended guidance which updates the fair value presentation requirements for certain financial instruments. Equity investments with readily determinable fair values, other than those accounted for using the equity method of accounting, must now be measured at fair value with changes recorded through current earnings rather than other comprehensive income. This amended guidance will be effective for us beginning January 1, 2018, at which time a cumulative-effect adjustment may be recorded on our Consolidated Balance Sheets. We do not expect the adoption of this amended guidance to have a significant impact on our consolidated Financial Statements.
Deferred Income Taxes
In November 2015, the FASB issued amended guidance which requires all deferred income tax assets and liabilities to be presented as noncurrent on the balance sheet. This amended guidance is effective beginning January 1, 2017, and may be applied retrospectively or prospectively, with early adoption permitted. We have early adopted this amended guidance and applied the presentation prospectively as of December 31, 2015. The adoption did not have a significant impact on our Consolidated Financial Statements. See Note 7 to the Consolidated Financial Statements for additional information related to the adoption of this amended guidance.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Business Combinations
In September 2015, the FASB issued amended guidance which requires measurement period adjustments to be recorded in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be retrospectively recorded in prior period financial information. This amended guidance is effective beginning January 1, 2016, and applied prospectively, with early adoption permitted. We have early adopted this amended guidance as of the quarter ended September 30, 2015, and the adoption did not have a significant impact on our Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard affects the timing of recognizing revenue in connection with variable consideration. In July 2015, the FASB affirmed its proposal to delay the effective date of the new revenue standard by one year to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.
Debt Issuance Costs
In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The FASB later issued guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. This amended guidance, which is effective beginning January 1, 2016, requires retrospective application, with early adoption permitted. We have early adopted this amended guidance as of the year ended December 31, 2015, and the adoption did not have a significant impact on our Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements for additional information related to the adoption of this amended guidance.
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
Extraordinary and Unusual Items
In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items from generally accepted accounting principles. Prior to this amendment, an entity was required to separately classify and present an event or transaction that was determined to be both unusual in nature and infrequent in occurrence as an extraordinary item, net of tax, after income from continuing operations in the income statement. Upon adopting this amended guidance, a material event or transaction that an entity considers to be unusual or infrequent, or both, may still be presented separately but will now be presented on a pre-tax basis within income from continuing operations or disclosed in the notes to the financial statements. This amended guidance is effective beginning January 1, 2016 and may be applied retrospectively or prospectively, with early adoption permitted. We have early adopted this amended guidance and applied the presentation prospectively as of the quarter ended March 31, 2015. The adoption did not have a significant impact on our Consolidated Financial Statements.
Going Concern
In August 2014, the FASB issued amended guidance which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance is effective beginning January 1, 2016. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 16:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$1,676.0	$1,637.5	$1,876.1	$1,851.4	$1,865.5	$1,841.1	$2,196.2	$2,207.1
Salaries and related expenses	1,215.2	1,188.6	1,205.2	1,170.2	1,202.2	1,195.2	1,235.1	1,266.4
Office and general expenses	453.1	461.1	455.1	484.7	472.1	474.7	504.7	507.6
Restructuring and other reorganization-related (reversals) charges, net	(0.1)	(0.5)	0.0	0.7	(0.7)	(0.1)	0.0	0.1
Operating income (loss)	7.8	(11.7)	215.8	195.8	191.9	171.3	456.4	433.0
Other income (expense), net [1]	0.3	1.7	0.5	(11.2)	(37.2)	(0.6)	(10.3)	(0.1)
Total (expenses) and other income [1]	(13.4)	(12.3)	(14.8)	(27.2)	(52.9)	(13.8)	(28.6)	(14.4)
(Benefit of) provision for income taxes [2]	(1.4)	(1.7)	77.7	65.3	61.1	65.0	145.4	87.9
Net (loss) income	(4.2)	(22.4)	123.8	103.7	78.0	92.8	282.9	331.3
Net (loss) income available to IPG common stockholders [2]	$(1.8)	$(20.9)	$121.2	$99.4	$74.9	$89.7	$260.3	$308.9
(Loss) earnings per share available to IPG common stockholders:
Basic	$0.00	$(0.05)	$0.30	$0.24	$0.18	$0.21	$0.65	$0.75
Diluted	$0.00	$(0.05)	$0.29	$0.23	$0.18	$0.21	$0.63	$0.73

Dividends declared per common stock	$0.120	$0.095	$0.120	$0.095	$0.120	$0.095	$0.120	$0.095

1
The three months ended December 31, 2015 included pre-tax losses of $12.0 on sales of businesses. The three months ended September 30, 2015 included pre-tax losses of $38.0 on sales of businesses. The three months ended June 30, 2014 included a pre-tax loss of $10.4 related to our early extinguishment of debt.

2	The three months ended December 31, 2014 included a tax benefit of $67.6 due to the net reversal of valuation allowances on deferred tax assets in Continental Europe.

Note 17:  Subsequent Events
In February 2016, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2016 Share Repurchase Program"). The authorization for repurchases under the 2016 Share Repurchase Program is in addition to any amounts remaining for repurchase under the 2015 Share Repurchase Program. See Note 5 for further information on the 2015 Share Repurchase Program. There is no expiration date associated with the share repurchase programs. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
We also announced in February 2016 that our Board had declared a common stock cash dividend of $0.15 per share, payable on March 15, 2016 to holders of record as of the close of business on March 1, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2015. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2015, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the "Committees of the Board of Directors" section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification
In 2015, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section, and the “Equity Compensation Plan Information” section of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Transactions with Related Persons” section and the “Director Independence” section of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the “Appointment of Registered Public Accounting Firm” section of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
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
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2016
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2016
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2016
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 22, 2016
Jocelyn Carter-Miller

/s/ Deborah G. Ellinger	Director	February 22, 2016
Deborah G. Ellinger

/s/ H. John Greeniaus	Director	February 22, 2016
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 22, 2016
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 22, 2016
Dawn Hudson

/s/ William T. Kerr	Director	February 22, 2016
William T. Kerr

/s/ Henry S. Miller	Director	February 22, 2016
Henry S. Miller

/s/ Jonathan F. Miller	Director	February 22, 2016
Jonathan F. Miller

/s/ David M. Thomas	Director	February 22, 2016
David M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
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

4(iii)(E)
Fourth Supplemental Indenture between the Company and US Bank, as Trustee, dated as of April 3, 2014, is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014.

10(i)(A)
Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, further amended and restated as of May 31, 2011, further amended as of November 6, 2012, further amended and restated as of December 12, 2013, and as further amended and restated as of October 20, 2015 among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, as administrative agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2015.

10(i)(B)
Agreement, dated February 4, 2015, between the Registrant, Elliott Associates, L.P. and Elliott International, L.P. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the SEC on February 6, 2015.

(i) Michael I. Roth

10(iii)(A)(1)
Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10(iii)(A)(2)
Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*

10(iii)(A)(3)
Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*

10(iii)(A)(4)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(5)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(6)
The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No.	Description
10(iii)(A)(7)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(8)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated August 29, 2013 is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

(ii) Andrew Bonzani

10(iii)(A)(9)
Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(10)
Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(11)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

(iii) Christopher Carroll

10(iii)(A)(12)
Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(13)
Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(14)
Executive Change of Control Agreement, effective as of May 31, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(15)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

(iv) Philippe Krakowsky

10(iii)(A)(16)
Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(17)
Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(18)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(19)
Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(20)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit No.	Description
10(iii)(A)(21)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(22)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

(v) Frank Mergenthaler

10(iii)(A)(23)
Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(24)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(25)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(26)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(27)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Frank Mergenthaler, dated August 29, 2013 is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

(vi) Jill M. Considine

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

Compensation Plans and Arrangements:

10(iii)(A)(32)	The Interpublic 2004 Performance Incentive Plan (the "2004 PIP") is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the SEC on April 23, 2004.*

10(iii)(A)(33)	2004 PIP - Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(34)
The Interpublic 2006 Performance Incentive Plan (the "2006 PIP") is incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

Exhibit No.	Description
10(iii)(A)(35)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(36)	2006 PIP - Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(37)
The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(38)	2009 PIP Restricted Stock Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(57) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.*

10(iii)(A)(39)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(40)	2009 PIP Performance Share Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(41)	2009 PIP Performance Share Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(42)
2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(43)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(44)	2009 PIP Performance Cash Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(45)	2009 PIP Performance Cash Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(46)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(89) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(47)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(48)
The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(49)	Amendment to the 2009 NMD Plan is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(50)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(51)
2009 NMD Plan Restricted Stock Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(52)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(53)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10(iii)(A)(54)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

Exhibit No.	Description
10(iii)(A)(55)	2014 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(60) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(56)	2014 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(57)	2014 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(58)	The Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the SEC on December 21, 2015.*

10(iii)(A)(59)	The Interpublic Group Executive Performance (162(m)) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(60)
The Interpublic Executive Severance Plan, amended and restated, effective August 1, 2014, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 24, 2014.*

10(iii)(A)(61)
The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(62)
Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(63)
Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(64)
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

10(iii)(A)(69)	Description of Changes to the Compensation for Non-Management Directors.*

Exhibit No.	Description
12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2015.

*	Management contracts and compensation plans and arrangements.