Form 10-Q
period 2016-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2016-04-22
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of April 15, 2016 was 402,405,201.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015
REVENUE	$1,742.0	$1,676.0

OPERATING EXPENSES:
Salaries and related expenses	1,270.9	1,215.2
Office and general expenses	450.2	453.0
Total operating expenses	1,721.1	1,668.2

OPERATING INCOME	20.9	7.8

EXPENSES AND OTHER INCOME:
Interest expense	(22.6)	(20.9)
Interest income	5.8	7.2
Other (expense) income, net	(17.1)	0.3
Total (expenses) and other income	(33.9)	(13.4)

Loss before income taxes	(13.0)	(5.6)
Benefit of income taxes	(15.6)	(1.4)
Income (loss) of consolidated companies	2.6	(4.2)
Equity in net income of unconsolidated affiliates	0.1	0.0
NET INCOME (LOSS)	2.7	(4.2)
Net loss attributable to noncontrolling interests	2.7	2.4
NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$5.4	$(1.8)

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted-average number of common shares outstanding:
Basic	400.6	411.1
Diluted	409.3	411.1

Dividends declared per common share	$0.15	$0.12

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2016	2015
NET INCOME (LOSS)	$2.7	$(4.2)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	50.0	(135.1)
Less: reclassification adjustments recognized in net income (loss)	5.9	(0.5)
	55.9	(135.6)

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.1	0.2
Income tax effect	0.0	(0.3)
	0.1	(0.1)

Derivative instruments:
Recognition of previously unrealized losses included in net income (loss)	0.5	0.5
Income tax effect	(0.2)	(0.2)
	0.3	0.3

Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	0.2	4.4
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income (loss)	2.7	3.0
Other	0.1	0.1
Income tax effect	(0.7)	(0.9)
	2.3	6.6

Other comprehensive income (loss), net of tax	58.6	(128.8)
TOTAL COMPREHENSIVE INCOME (LOSS)	61.3	(133.0)
Less: comprehensive loss attributable to noncontrolling interests	(2.2)	(3.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$63.5	$(129.8)

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Cash and cash equivalents	$673.4	$1,502.9
Marketable securities	6.9	6.8
Accounts receivable, net of allowance of $52.7 and $54.2, respectively	3,718.9	4,361.0
Expenditures billable to clients	1,774.2	1,594.4
Other current assets	312.6	228.0
Total current assets	6,486.0	7,693.1
Property and equipment, net of accumulated depreciation of $969.7 and $961.9, respectively	565.1	567.2
Deferred income taxes	277.0	228.4
Goodwill	3,681.8	3,608.5
Other non-current assets	506.9	487.9
TOTAL ASSETS	$11,516.8	$12,585.1

LIABILITIES:
Accounts payable	$5,785.1	$6,672.0
Accrued liabilities	620.6	760.3
Short-term borrowings	131.7	150.1
Current portion of long-term debt	2.0	1.9
Total current liabilities	6,539.4	7,584.3
Long-term debt	1,609.9	1,610.3
Deferred compensation	414.1	464.2
Other non-current liabilities	733.2	672.6
TOTAL LIABILITIES	9,296.6	10,331.4

Redeemable noncontrolling interests (see Note 4)	246.3	251.9

STOCKHOLDERS’ EQUITY:
Common stock	40.7	40.4
Additional paid-in capital	1,434.0	1,404.1
Retained earnings	1,379.0	1,437.6
Accumulated other comprehensive loss, net of tax	(787.5)	(845.6)
	2,066.2	2,036.5
Less: Treasury stock	(124.7)	(71.0)
Total IPG stockholders’ equity	1,941.5	1,965.5
Noncontrolling interests	32.4	36.3
TOTAL STOCKHOLDERS’ EQUITY	1,973.9	2,001.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,516.8	$12,585.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2.7	$(4.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	38.0	38.7
Provision for uncollectible receivables	3.2	2.7
Amortization of restricted stock and other non-cash compensation	23.1	16.8
Net amortization of bond discounts and deferred financing costs	1.4	1.4
Deferred income tax benefit	(28.1)	(31.8)
Losses on sales of businesses	16.3	0.1
Other	25.2	10.8
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	686.5	460.5
Expenditures billable to clients	(137.3)	(111.1)
Other current assets	(59.2)	(31.0)
Accounts payable	(981.1)	(929.9)
Accrued liabilities	(198.8)	(173.3)
Other non-current assets and liabilities	(41.0)	(30.4)
Net cash used in operating activities	(649.1)	(780.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.0)	(20.2)
Acquisitions, net of cash acquired	(27.0)	0.0
Other investing activities	(5.2)	0.2
Net cash used in investing activities	(59.2)	(20.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(59.9)	(49.3)
Repurchase of common stock	(53.7)	(51.2)
Net (decrease) increase in short term bank borrowings	(24.6)	34.3
Tax payments for employee shares withheld	(19.5)	(16.2)
Distributions to noncontrolling interests	(4.0)	(1.2)
Exercise of stock options	3.9	9.1
Excess tax benefit on share-based compensation	0.0	8.5
Acquisition-related payments	0.0	(2.4)
Other financing activities	(0.1)	1.1
Net cash used in financing activities	(157.9)	(67.3)
Effect of foreign exchange rate changes on cash and cash equivalents	36.7	(58.3)
Net decrease in cash and cash equivalents	(829.5)	(926.3)
Cash and cash equivalents at beginning of period	1,502.9	1,660.6
Cash and cash equivalents at end of period	$673.4	$734.3
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	406.3	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
Net income				5.4			5.4	(2.7)	2.7
Other comprehensive income					58.1		58.1	0.5	58.6
Reclassifications related to redeemable noncontrolling interests								2.9	2.9
Distributions to noncontrolling interests								(4.0)	(4.0)
Change in redemption value of redeemable noncontrolling interests				(3.8)			(3.8)		(3.8)
Repurchase of common stock						(53.7)	(53.7)		(53.7)
Common stock dividends				(59.9)			(59.9)		(59.9)
Stock-based compensation	3.4	0.3	47.7				48.0		48.0
Exercise of stock options	0.5	0.1	3.9				4.0		4.0
Shares withheld for taxes	(1.0)	(0.1)	(22.2)				(22.3)		(22.3)
Other			0.5	(0.3)			0.2	(0.6)	(0.4)
Balance at March 31, 2016	409.2	$40.7	$1,434.0	$1,379.0	$(787.5)	$(124.7)	$1,941.5	$32.4	$1,973.9

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2015 Annual Report on Form 10-K.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior-period financial statements to conform to the current-period presentation.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2016		December 31, 2015
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount and issuance costs of $0.2 and $0.8)	2.30%	$299.0	$299.7	$298.8	$299.3
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.9 and $1.5)	4.13%	246.6	257.5	246.4	250.9
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $1.1 and $2.8)	4.32%	496.1	497.1	496.0	484.8
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.8 and $3.3)	4.24%	495.9	517.2	495.8	496.4
Other notes payable and capitalized leases		74.3	74.3	75.2	75.2
Total long-term debt		1,611.9		1,612.2
Less: current portion		2.0		1.9
Long-term debt, excluding current portion		$1,609.9		$1,610.3

1	See Note 11 for information on the fair value measurement of our long-term debt.
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
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2016.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings (loss) per common share available to IPG common stockholders.

	Three months ended March 31,
	2016	2015
Net income (loss) available to IPG common stockholders	$5.4	$(1.8)

Weighted-average number of common shares outstanding - basic	400.6	411.1
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	8.7	N/A
Weighted-average number of common shares outstanding - diluted	409.3	411.1

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
As part of the adoption of Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-09, our excess tax benefit is no longer included in our calculation of diluted shares under the treasury stock method, resulting in an increase of 1.4 shares in the effect of dilutive securities for the three months ended March 31, 2016.
Shares outstanding and loss per share are equal on a basic and diluted basis for the three months ended March 31, 2015 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders. Potential shares of restricted stock, stock options and other equity awards totaling 6.3 were excluded from the diluted loss per share calculation for the three months ended March 31, 2015, because the effect of including these potential shares would be antidilutive.

Note 4:  Acquisitions
We continue to evaluate strategic opportunities to expand our industry expertise, strengthen our position in high-growth and key strategic geographical markets and industry sectors, advance our technological capabilities and improve our operational efficiency through both acquisitions and increased ownership interests in current investments. Our acquisitions typically provide for an initial payment at the time of closing and additional contingent purchase price payments based on the future performance of the acquired entity. We have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts at which we record these transactions in our financial statements are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, foreign currency exchange rates and other factors.
During the first quarter of 2016, we completed three acquisitions, including an integrated healthcare marketing communications agency based in the U.S., a content creation and digital agency with offices in New York and London, and a leading mobile consultancy and app development agency based in the U.K. Of our three acquisitions, one was included in the Integrated Agency Networks (“IAN”) operating segment, and two were included in the Constituency Management Group ("CMG") operating segment. During the first quarter of 2016, we recorded approximately $66.7 of goodwill and intangible assets related to our acquisitions, primarily in CMG.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Three months ended March 31,
	2016	2015
Cost of investment: current-year acquisitions	$29.8	$0.0
Cost of investment: prior-year acquisitions	0.5	2.4
Less: net cash acquired	(3.3)	0.0
Total cost of investment	27.0	2.4
Operating expense [1]	0.0	0.4
Total cash paid for acquisitions [2]	$27.0	$2.8

1
Represents cash payments made that were either in excess of the initial value of contingent payments or contingent upon the future employment of the former owners of the acquired companies and are recorded in the operating section of the Consolidated Statements of Cash Flows.

2
$27.0 for the three months ended March 31, 2016 is classified under the investing section of the unaudited Consolidated Statements of Cash Flows, as acquisitions, net of cash acquired. This amount relates to initial payments for new transactions. $2.4 of cash paid for three months ended March 31, 2015 is classified under the financing section of the unaudited Consolidated Statements of Cash Flows as acquisition-related payments. This amount relates to deferred payments and increases in our ownership interest for prior acquisitions.

Many of our acquisitions also include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. Redeemable noncontrolling interests are adjusted quarterly to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact retained earnings, except for foreign currency translation adjustments. The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$251.9	$257.4
Change in related noncontrolling interests balance	(2.9)	(2.1)
Changes in redemption value of redeemable noncontrolling interests:
Redemptions and other	(9.0)	(15.7)
Redemption value adjustments	6.3	3.2
Balance at end of period	$246.3	$242.8

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2016	December 31, 2015
Salaries, benefits and related expenses	$333.2	$502.4
Acquisition obligations	72.5	50.1
Office and related expenses	43.0	51.0
Interest	16.7	17.3
Restructuring and other reorganization-related	2.8	3.3
Other	152.4	136.2
Total accrued liabilities	$620.6	$760.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other (Expense) Income, Net
Results of operations for the three months ended March 31, 2016 and 2015, include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2016	2015
Losses on sales of businesses and investments	$(16.3)	$(0.1)
Other (expense) income, net	(0.8)	0.4
Total other (expense) income, net	$(17.1)	$0.3
Losses on Sales of Businesses and Investments – During the three months ended March 31, 2016, the amounts recognized are related to sales of businesses and the classification of certain assets as held for sale within our IAN segment.
Assets held for sale of $20.3 and liabilities held for sale of $27.8 are included in Other current assets and Accrued liabilities, respectively, on our Consolidated Balance Sheet as of March 31, 2016. These assets and liabilities held for sale, which primarily consist of accounts receivable and accounts payable, respectively, are related to sales of businesses expected to be completed within the next twelve months.

Share Repurchase Program
In February 2016, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2015.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Number of shares repurchased	2.5	2.5
Aggregate cost, including fees	$53.7	$51.2
Average price per share, including fees	$21.67	$20.84
As of March 31, 2016, $404.9 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

Note 6:  Income Taxes
For the three months ended March 31, 2016, our income tax benefit was positively impacted by the reversal of valuation allowances of $12.2 as a consequence of the classification of certain assets as held for sale in Continental Europe, $7.5 related to the adoption of the FASB Accounting Standards Update 2016-09, which requires all excess tax benefits and tax deficiencies on employee share-based payments to be recognized in earnings instead of as additional paid-in capital, and the recognition of previously unrecognized tax benefits as a result of a lapse in statute of limitations. Our income tax benefit was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit.
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
We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the three months ended March 31, 2016.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	0.9	$21.59
Performance-based awards	3.2	$19.54
Total stock-based compensation awards	4.1
During the three months ended March 31, 2016, the Compensation Committee granted performance cash awards and restricted cash awards under the 2014 PIP with a total target value of $40.4 and $3.5, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2015	$(665.6)	$1.3	$(9.6)	$(171.7)	$(845.6)
Other comprehensive income before reclassifications	49.5	0.1	0.0	0.3	49.9
Amount reclassified from accumulated other comprehensive loss, net of tax	5.9	0.0	0.3	2.0	8.2
Balance as of March 31, 2016	$(610.2)	$1.4	$(9.3)	$(169.4)	$(787.5)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)
Other comprehensive (loss) income before reclassifications	(134.3)	0.2	0.0	4.5	(129.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.5)	(0.3)	0.3	2.1	1.6
Balance as of March 31, 2015	$(571.1)	$0.7	$(10.6)	$(183.7)	$(764.7)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss, net of tax for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2016	2015
Foreign currency translation adjustments	$5.9	$(0.5)	Other (expense) income, net
Losses on derivative instruments	0.5	0.5	Interest expense
Amortization of defined benefit pension and postretirement plans items [1]	2.7	3.0
Tax effect	(0.9)	(1.4)	Benefit of income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$8.2	$1.6

1	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 9 for further information.

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2016	2015	2016	2015	2016	2015
Service cost	$0.0	$0.0	$2.7	$2.5	$0.0	$0.0
Interest cost	1.5	1.5	4.5	4.7	0.4	0.4
Expected return on plan assets	(1.7)	(1.9)	(5.3)	(5.1)	0.0	0.0
Amortization of:
Prior service credit	0.0	0.0	0.0	0.0	(0.1)	0.0
Unrecognized actuarial losses	1.9	2.0	0.9	1.0	0.0	0.0
Net periodic cost	$1.7	$1.6	$2.8	$3.1	$0.3	$0.4
During the three months ended March 31, 2016, we contributed $8.5 of cash to our foreign pension plans. For the remainder of 2016, we expect to contribute approximately $15.0 of cash to our foreign pension plans. We do not expect to make any contributions to our Domestic Pension Plan in 2016.

Note 10:  Segment Information
As of March 31, 2016, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2015 Annual Report on Form 10-K; however, segment operating income (loss) for the three months ended March 31, 2016 and 2015 includes a minimal impact of restructuring and other reorganization-related charges.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2016	2015
Revenue:
IAN	$1,401.6	$1,345.1
CMG	340.4	330.9
Total	$1,742.0	$1,676.0

Segment operating income (loss):
IAN	$39.7	$31.4
CMG	20.4	19.9
Corporate and other	(39.2)	(43.5)
Total	20.9	7.8

Interest expense	(22.6)	(20.9)
Interest income	5.8	7.2
Other (expense) income, net	(17.1)	0.3
Loss before income taxes	$(13.0)	$(5.6)

Depreciation and amortization of property and equipment and intangible assets:
IAN	$27.6	$29.4
CMG	4.8	4.6
Corporate and other	5.6	4.7
Total	$38.0	$38.7

Capital expenditures:
IAN	$20.3	$12.1
CMG	1.5	1.1
Corporate and other	5.2	7.0
Total	$27.0	$20.2

	March 31, 2016	December 31, 2015
Total assets:
IAN	$10,314.6	$10,738.2
CMG	1,359.1	1,338.6
Corporate and other	(156.9)	508.3
Total	$11,516.8	$12,585.1

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2016. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2016				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$154.5	$0.0	$0.0	$154.5	Cash and cash equivalents
Short-term marketable securities	6.9	0.0	0.0	6.9	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$161.9	$0.0	$0.0	$161.9

As a percentage of total assets	1.4%	0.0%	0.0%	1.4%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$56.9	$56.9

	December 31, 2015				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$875.7	$0.0	$0.0	$875.7	Cash and cash equivalents
Short-term marketable securities	6.8	0.0	0.0	6.8	Marketable securities
Long-term investments	0.4	0.0	0.0	0.4	Other non-current assets
Total	$882.9	$0.0	$0.0	$882.9

As a percentage of total assets	7.0%	0.0%	0.0%	7.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$45.0	$45.0

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
Liabilities	2016	2015
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$45.0	$32.8
Level 3 additions	10.4	15.0
Level 3 reductions	(0.1)	(1.4)
Realized losses included in net income	1.8	0.4
Foreign currency translation	(0.2)	0.0
Mandatorily redeemable noncontrolling interests - Balance at end of period	$56.9	$46.8
Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,571.5	$74.3	$1,645.8	$0.0	$1,531.4	$75.2	$1,606.6
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

As previously disclosed, on April 10, 2015, a federal judge in Brazil authorized the search of the records of an agency's offices in São Paulo and Brasilia, in connection with an ongoing investigation by Brazilian authorities involving payments potentially connected to local government contracts. The Company had previously investigated the matter and taken a number of remedial and disciplinary actions. The Company is in the process of concluding a settlement related to these matters with government agencies and has previously provided for such settlement in its Consolidated Financial Statements.
Guarantees
As discussed in our 2015 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $840.3 and $619.4 as of March 31, 2016 and December 31, 2015, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $350.8 and $336.5 as of March 31, 2016 and December 31, 2015, respectively.

Note 13:  Recent Accounting Standards
Stock Compensation
In March 2016, the FASB issued amended guidance on the accounting for employee share-based payments which requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the guidance changes the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Consolidated Statement of Cash Flows from an operating activity, previously included in the changes in Accounts Payable, to a financing activity, with retrospective application required. This amended guidance, which will be effective beginning January 1, 2017, permits early adoption. We have early adopted this amended guidance as of the quarter ended March 31, 2016. See Notes 3 and 6 to the Consolidated Financial Statements for additional information related to the adoption of this amended guidance.
Leases
In February 2016, the FASB issued amended guidance on lease accounting which requires an entity to recognize a right-of-use asset and a corresponding lease liability on its balance sheet for virtually all of its leases with a term of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This amended guidance, which will be effective beginning January 1, 2019, requires modified retrospective application, with early adoption permitted. As a result of the adoption of this amended guidance, we expect to have a significant impact on our Consolidated Balance Sheets but not on our Consolidated Statement of Operations.
Fair Value Measurements
In January 2016, the FASB issued amended guidance which updates the fair value presentation requirements for certain financial instruments. Equity investments with readily determinable fair values, other than those accounted for using the equity method of accounting, will be measured at fair value with changes recorded through current earnings rather than other comprehensive income. This amended guidance will be effective for us beginning January 1, 2018, and is required to be adopted prospectively with a cumulative-effect adjustment recorded on our Consolidated Balance Sheets, if applicable. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Consolidation
In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance is effective beginning January 1, 2016. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.
Going Concern
In August 2014, the FASB issued amended guidance which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance is effective for our annual period ending December 31, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2015 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (“SEC”). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2015 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
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
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative and strategic talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. We consistently review opportunities within our Company to enhance our operations through mergers and strategic alliances as well as through the development of internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
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
The following tables present a summary of financial performance for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016
% Increase/(Decrease)	Total	Organic
Revenue	3.9%	6.7%
Salaries and related expenses	4.6%	7.6%
Office and general expenses	(0.6)%	2.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating margin	1.2%	0.5%
Expenses as % of revenue:
Salaries and related expenses	73.0%	72.5%
Office and general expenses	25.8%	27.0%

Net income (loss) available to IPG common stockholders	$5.4	$(1.8)

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
When we analyze period-to-period changes in our operating performance, we determine the portion of the change that is attributable to changes in foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to evaluate our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by geographic region and also by business sector, in which we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated revenues.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most impacted our results during the first quarter of 2016 included the Brazilian Real, British Pound Sterling and Euro.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the first quarter of 2016, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the prior-year period. See Note 4 to the Consolidated Financial Statements for additional information on our acquisitions.

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Three months ended March 31, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2016	Organic	Total
Consolidated	$1,676.0	$(51.9)	$5.5	$112.4	$1,742.0	6.7%	3.9%
Domestic	1,003.8	0.0	3.7	83.7	1,091.2	8.3%	8.7%
International	672.2	(51.9)	1.8	28.7	650.8	4.3%	(3.2)%
United Kingdom	164.9	(9.3)	4.3	5.7	165.6	3.5%	0.4%
Continental Europe	155.1	(6.2)	(3.9)	2.6	147.6	1.7%	(4.8)%
Asia Pacific	187.8	(10.9)	0.2	5.0	182.1	2.7%	(3.0)%
Latin America	77.5	(18.7)	(2.5)	9.0	65.3	11.6%	(15.7)%
Other	86.9	(6.8)	3.7	6.4	90.2	7.4%	3.8%
During the first quarter of 2016, our revenue increased by $66.0, or 3.9%, compared to the first quarter of 2015, comprised of an organic revenue increase of $112.4, or 6.7%, and the effect of net acquisitions of $5.5, partially offset by an adverse foreign currency rate impact of $51.9. Our organic revenue increase was throughout all geographic regions and nearly all client sectors, attributable to a combination of net higher spending from existing clients and net client wins, most notably in the technology and telecom and healthcare sectors. The organic revenue increase in our domestic market was driven by growth across nearly all disciplines, most notably at our advertising businesses, digital specialist agencies as well as our public relations businesses. In our international markets, the organic revenue increase was driven by our media business, advertising business and digital specialist agencies, and was primarily in the Latin America region, led by Argentina and Colombia, and our Other region, driven by growth in Canada across all major disciplines.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended March 31,
	2016	2015
Salaries and related expenses	$1,270.9	$1,215.2
Office and general expenses	450.2	453.0
Total operating expenses	$1,721.1	$1,668.2
Operating income	$20.9	$7.8
In the first quarter of 2016, total operating expenses increased 3.2%, compared to our revenue change of 3.9%, from the first quarter of 2015, resulting in operating margin expansion to 1.2% from 0.5%.
Salaries and Related Expenses

		Components of Change				Change
	2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2016	Organic	Total
Three months ended March 31,	$1,215.2	$(38.1)	$1.5	$92.3	$1,270.9	7.6%	4.6%
Salaries and related expenses in the first quarter of 2016 increased by $55.7 compared to the first quarter of 2015, comprised of an organic increase of $92.3 and the effect of net acquisitions of $1.5, partially offset by a favorable foreign currency rate impact of $38.1. The organic increase was primarily attributable to an increase in base salaries, benefits and tax as a result of increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months, higher long-term performance-based incentive awards expense and increased severance expense. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the first quarter of 2016 to 73.0% from 72.5% when compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table details our staff cost ratio.

	Three months ended March 31,
	2016	2015
Salaries and related expenses	73.0%	72.5%
Base salaries, benefits and tax	59.6%	60.5%
Incentive expense	4.6%	3.9%
Severance expense	1.4%	1.0%
Temporary help	4.0%	3.9%
All other salaries and related expenses	3.4%	3.2%
Office and General Expenses

		Components of Change				Change
	2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2016	Organic	Total
Three months ended March 31,	$453.0	$(15.6)	$0.4	$12.4	$450.2	2.7%	(0.6)%
Office and general expenses in the first quarter of 2016 decreased by $2.8 compared to the first quarter of 2015, primarily due to a favorable foreign currency rate impact of $15.6, partially offset by an organic increase of $12.4 and the effect of net acquisitions of $0.4. The organic increase was attributable to higher occupancy costs and increases in adjustments to contingent acquisition obligations as compared to the prior year. This increase was partially offset due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not recur during the first quarter of 2016. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2016 to 25.8% from 27.0% when compared to the prior-year period.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains), spending to support new business activity, net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

	Three months ended March 31,
	2016	2015
Office and general expenses	25.8%	27.0%
Professional fees	1.8%	1.7%
Occupancy expense (excluding depreciation and amortization)	7.2%	7.3%
Travel & entertainment, office supplies and telecommunications	3.4%	3.6%
All other office and general expenses	13.4%	14.4%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2016	2015
Cash interest on debt obligations	$(19.3)	$(19.1)
Non-cash interest	(3.3)	(1.8)
Interest expense	(22.6)	(20.9)
Interest income	5.8	7.2
Net interest expense	(16.8)	(13.7)
Other (expense) income, net	(17.1)	0.3
Total (expenses) and other income	$(33.9)	$(13.4)
Net Interest Expense
For the three months ended March 31, 2016, net interest expense increased by $3.1 as compared to the prior-year period, primarily due to increased non-cash interest expense from revaluations of mandatorily redeemable noncontrolling interests as well as lower interest income from our international markets.
Other (Expense) Income, Net
Results of operations for the three months ended March 31, 2016 and 2015 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2016	2015
Losses on sales of businesses and investments	$(16.3)	$(0.1)
Other (expense) income, net	(0.8)	0.4
Total other (expense) income, net	$(17.1)	$0.3
Losses on Sales of Businesses and Investments – During the three months ended March 31, 2016, the amounts recognized are related to sales of businesses and the classification of certain assets as held for sale within our Integrated Agency Networks (“IAN”) segment.
Assets held for sale of $20.3 and liabilities held for sale of $27.8 are included in Other current assets and Accrued liabilities, respectively, on our Consolidated Balance Sheet as of March 31, 2016. These assets and liabilities held for sale, which primarily consist of accounts receivable and accounts payable, respectively, are related to sales of businesses expected to be completed within the next twelve months.

INCOME TAXES

	Three months ended March 31,
	2016	2015
Loss before income taxes	$(13.0)	$(5.6)
Benefit of income taxes	$(15.6)	$(1.4)
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2016, our income tax benefit was positively impacted by the reversal of valuation allowances of $12.2 as a consequence of the classification of certain assets as held for sale in Continental Europe, $7.5 related to the adoption of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-09, which requires all excess tax benefits and tax deficiencies on employee share-based payments to be recognized in earnings instead of as additional paid-in capital, and the recognition of previously unrecognized tax benefits as a result of a lapse in statute of limitations. Our income tax benefit was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

For the three months ended March 31, 2015, our income tax benefit was positively impacted by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2010 U.S. federal income tax audit. Our income tax benefit was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.

Segment Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2016: IAN and Constituency Management Group ("CMG"). We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended March 31, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2016	Organic	Total
Consolidated	$1,345.1	$(44.2)	$(1.2)	$101.9	$1,401.6	7.6%	4.2%
Domestic	790.9	0.0	0.0	74.5	865.4	9.4%	9.4%
International	554.2	(44.2)	(1.2)	27.4	536.2	4.9%	(3.2)%
During the first quarter of 2016, IAN revenue increased by $56.5 compared to the first quarter of 2015, comprised of an organic revenue increase of $101.9, partially offset by an adverse foreign currency rate impact of $44.2 and the effect of net divestitures of $1.2. The organic revenue increase was primarily attributable to a combination of net client wins and higher spending from existing clients in nearly all sectors, most notably in the technology and telecom sector. The organic revenue increase in our domestic market was driven by growth at our advertising businesses and digital specialist agencies. The international organic revenue increase was driven by growth across all regions and disciplines, most notably at our media business, led by our agencies in Canada, China and Germany.
SEGMENT OPERATING INCOME

	Three months ended March 31,
	2016	2015	Change
Segment operating income	$39.7	$31.4	26.4%
Operating margin	2.8%	2.3%

Operating income increased during the first quarter of 2016 when compared to the first quarter of 2015, due to an increase in revenue of $56.5, partially offset by an increase in salaries and related expenses of $45.8 and an increase in office and general expenses of $2.4. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and temporary help, primarily attributable to increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months, as well as higher long-term performance-based incentive awards expense. The increase in office and general expenses was attributable to increases in adjustments to contingent acquisition obligations, as compared to the prior year, and higher occupancy costs.
CMG
REVENUE

		Components of Change				Change
	Three months ended March 31, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2016	Organic	Total
Consolidated	$330.9	$(7.7)	$6.7	$10.5	$340.4	3.2%	2.9%
Domestic	212.9	0.0	3.7	9.2	225.8	4.3%	6.1%
International	118.0	(7.7)	3.0	1.3	114.6	1.1%	(2.9)%
During the first quarter of 2016, CMG revenue increased by $9.5 compared to the first quarter of 2015, due to an organic revenue increase of $10.5 and the effect of net acquisitions of $6.7, partially offset by an adverse foreign currency rate impact of

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

$7.7. The organic revenue increase in both our domestic and international markets was primarily attributable to growth at our public relations businesses.
SEGMENT OPERATING INCOME

	Three months ended March 31,
	2016	2015	Change
Segment operating income	$20.4	$19.9	2.5%
Operating margin	6.0%	6.0%
Operating income increased during the first quarter of 2016 when compared to the first quarter of 2015, due to an increase in revenue of $9.5 and a decrease in office and general expenses of $0.3, partially offset by an increase in salaries and related expenses of $9.3. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects where we acted as principal that decreased in size or did not recur during the first quarter of 2016. The increase in salaries and related expenses was attributable to an increase in base salaries, benefits and taxes, primarily due to increases in our workforce to support business growth over the last twelve months, most notably at our public relations business.
CORPORATE AND OTHER
Certain corporate and other charges are reported as separate line items within total segment operating income (loss) and include corporate office expenses, as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office. Office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses decreased during the first quarter of 2016 by $4.3 to $39.2 compared to the first quarter of 2015, primarily due to lower temporary help costs and decreased discretionary spending.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2016	2015
Net income (loss), adjusted to reconcile net income (loss) to net cash used in operating activities [1]	$81.8	$34.5
Net cash used in working capital [2]	(689.9)	(784.8)
Changes in other non-current assets and liabilities using cash	(41.0)	(30.4)
Net cash used in operating activities	$(649.1)	$(780.7)
Net cash used in investing activities	(59.2)	(20.0)
Net cash used in financing activities	(157.9)	(67.3)

1
Reflects net income (loss) adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first quarter of 2016 was $649.1, which was an improvement of $131.6 as compared to the first quarter of 2015, primarily due to an improved working capital result. Due to the seasonality of our business, we typically use cash from working capital in the first half of a year and generate cash from working capital in the second half of

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

a year, with the largest impacts in the first and fourth quarters. The working capital use in the first quarter of 2016 was primarily attributable to our media businesses.
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
Investing Activities
Net cash used in investing activities during the first quarter of 2016 primarily consists of payments for capital expenditures of $27.0, related mostly to leasehold improvements and computer hardware and software, and payments for acquisitions of $27.0, net of cash acquired.
Financing Activities
Net cash used in financing activities during the first quarter of 2016 is primarily driven by the payment of dividends of $59.9 and the repurchase of 2.5 shares of our common stock for an aggregate cost of $53.7, including fees.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $36.7 during the first quarter of 2016. The increase was a result of the U.S. Dollar being weaker than several foreign currencies, including the Australian Dollar, Brazilian Real, and Canadian Dollar as of March 31, 2016 as compared to December 31, 2015.

Balance Sheet Data	March 31, 2016	December 31, 2015	March 31, 2015
Cash, cash equivalents and marketable securities	$680.3	$1,509.7	$741.2

Short-term borrowings	$131.7	$150.1	$135.7
Current portion of long-term debt	2.0	1.9	2.0
Long-term debt	1,609.9	1,610.3	1,610.4
Total debt	$1,743.6	$1,762.3	$1,748.1
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Notable funding requirements include:

•
Acquisitions – We paid cash of $26.5, which was net of cash acquired of $3.3, for acquisitions completed in the first quarter of 2016. We also paid cash of $0.5 in up-front payments related to prior-year acquisitions. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $66.0 over the remainder of 2016 related to prior-year acquisitions. We may also be required to pay approximately $35.0 in 2016 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2016, we paid a cash dividend of $0.15 per share on our common stock, which corresponded to an aggregate dividend payment of $59.9. Assuming we continue to pay a quarterly dividend of $0.15 per share, and there is no significant change in the number of outstanding shares as of March 31, 2016, we would expect to pay an additional approximately $182.0 in 2016.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the first quarter of 2016, we contributed $8.5 of cash to our foreign pension plans. For the remainder of 2016, we expect to contribute approximately $15.0 of cash to our foreign pension plans. We do not expect to make any contributions to our domestic pension plan in 2016.

Share Repurchase Program
In February 2016, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2015. As of March 31, 2016, $404.9 remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.
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

	March 31, 2016
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$680.3
Committed credit agreement	$1,000.0	$0.0	$4.5	$995.5
Uncommitted credit arrangements	$764.1	$131.7	$2.8	$629.6

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
Credit Agreements
We maintain a committed corporate credit facility to increase our financial flexibility, which has been amended and restated from time to time (the "Credit Agreement"). The Credit Agreement is a revolving facility, expiring in October 2020, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0, or the equivalent in other currencies. We use our Credit Agreement to provide letters of credit primarily to support obligations of our subsidiaries. Our obligations under the Credit Agreement are unsecured.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2016. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended.
The table below sets forth the financial covenants in effect as of March 31, 2016.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2016	EBITDA Reconciliation	March 31, 2016
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$885.0
Actual interest coverage ratio	18.83x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	232.9
Actual leverage ratio	1.56x	Other non-cash amounts	0.5
		EBITDA [1]	$1,118.4

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of March 31, 2016, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of March 31, 2016, the weighted-average interest rate on outstanding balances of our international operations under the uncommitted credit facilities was approximately 4%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts that other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2016, the amount netted was $1,744.6.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of April 15, 2016, are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BBB-	BBB
Outlook	On Review for Upgrade	Positive	Stable
We are rated investment-grade by Moody's Investor Services, Standard and Poor's and Fitch Ratings. The most recent updates to our credit ratings occurred in April 2016 when Standard and Poor's changed our outlook from stable to positive and in March 2016 when Moody's placed our ratings on review for upgrade. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2015. Actual results may differ from these estimates under different assumptions or conditions.
RECENT ACCOUNTING STANDARDS
See Note 13 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first quarter of 2016. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2016, and December 31, 2015, approximately 90% of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of March 31, 2016. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2016, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2016 to March 31, 2016:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	1,213,913	$21.82	1,208,932	$132,172,400
February 1 - 29	1,434,110	$21.62	422,803	$422,962,355
March 1 - 31	863,087	$21.39	845,000	$404,911,328
Total	3,511,110	$21.63	2,476,735

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 4,981 Withheld Shares in January 2016, 1,011,307 Withheld Shares in February 2016 and 18,087 Withheld Shares in March 2016, for a total of 1,034,375 Withheld Shares during the three month period.

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

3
On February 12, 2016, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase programs.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 22, 2016

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 22, 2016

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(iii)(A)(1)
Description of Changes to the Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(A)(69) to the Annual Report on Form 10-K of The Interpublic Group of Companies, Inc. for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2016.