Form 10-Q
period 2016-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2016-10-27
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of October 15, 2016 was 397,009,967.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUE	$1,922.2	$1,865.5	$5,582.1	$5,417.6

OPERATING EXPENSES:
Salaries and related expenses	1,228.8	1,202.2	3,728.7	3,622.6
Office and general expenses	486.2	471.4	1,400.5	1,379.5
Total operating expenses	1,715.0	1,673.6	5,129.2	5,002.1

OPERATING INCOME	207.2	191.9	452.9	415.5

EXPENSES AND OTHER INCOME:
Interest expense	(21.7)	(21.3)	(68.8)	(62.5)
Interest income	4.7	5.6	16.1	17.8
Other income (expense), net	6.1	(37.2)	(11.1)	(36.4)
Total (expenses) and other income	(10.9)	(52.9)	(63.8)	(81.1)

Income before income taxes	196.3	139.0	389.1	334.4
Provision for income taxes	63.8	61.1	91.9	137.4
Income of consolidated companies	132.5	77.9	297.2	197.0
Equity in net income (loss) of unconsolidated affiliates	0.2	0.1	(1.6)	0.6
NET INCOME	132.7	78.0	295.6	197.6
Net income attributable to noncontrolling interests	(4.1)	(3.1)	(4.7)	(3.3)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$128.6	$74.9	$290.9	$194.3

Earnings per share available to IPG common stockholders:
Basic	$0.32	$0.18	$0.73	$0.47
Diluted	$0.32	$0.18	$0.71	$0.47

Weighted-average number of common shares outstanding:
Basic	397.7	407.6	399.5	409.7
Diluted	407.9	415.5	408.8	417.0

Dividends declared per common share	$0.15	$0.12	$0.45	$0.36

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
NET INCOME	$132.7	$78.0	$295.6	$197.6

OTHER COMPREHENSIVE LOSS
Foreign currency translation:
Foreign currency translation adjustments	4.4	(109.0)	43.5	(218.0)
Less: reclassification adjustments recognized in net income	(4.2)	14.9	2.3	13.7
	0.2	(94.1)	45.8	(204.3)

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.2	0.2	0.4	0.4
Less: recognition of previously unrealized gains included in net income	(0.1)	0.0	(1.3)	0.0
Income tax effect	0.1	0.0	0.1	(0.1)
	0.2	0.2	(0.8)	0.3

Derivative instruments:
Recognition of previously unrealized losses in net income	0.5	0.5	1.5	1.5
Income tax effect	(0.2)	(0.7)	(0.6)	(1.1)
	0.3	(0.2)	0.9	0.4

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(79.2)	2.8	(78.4)	8.5
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.2	1.3	3.7	7.5
Less: settlement and curtailment losses (gains) included in net income	0.1	(0.2)	0.3	0.0
Other	0.0	0.1	0.0	(0.1)
Income tax effect	13.0	(2.6)	12.5	(4.8)
	(64.9)	1.4	(61.9)	11.1

Other comprehensive loss, net of tax	(64.2)	(92.7)	(16.0)	(192.5)
TOTAL COMPREHENSIVE INCOME (LOSS)	68.5	(14.7)	279.6	5.1
Less: comprehensive income attributable to noncontrolling interests	5.4	0.8	5.9	0.3
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$63.1	$(15.5)	$273.7	$4.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS:
Cash and cash equivalents	$891.6	$1,502.9
Marketable securities	3.0	6.8
Accounts receivable, net of allowance of $59.1 and $54.2, respectively	3,714.4	4,361.0
Expenditures billable to clients	1,843.7	1,594.4
Other current assets	280.5	228.0
Total current assets	6,733.2	7,693.1
Property and equipment, net of accumulated depreciation of $989.3 and $961.9, respectively	581.6	567.2
Deferred income taxes	298.7	228.4
Goodwill	3,715.3	3,608.5
Other non-current assets	510.7	487.9
TOTAL ASSETS	$11,839.5	$12,585.1

LIABILITIES:
Accounts payable	$6,025.9	$6,672.0
Accrued liabilities	631.7	760.3
Short-term borrowings	133.0	150.1
Current portion of long-term debt	24.5	1.9
Total current liabilities	6,815.1	7,584.3
Long-term debt	1,583.3	1,610.3
Deferred compensation	485.7	464.2
Other non-current liabilities	733.0	672.6
TOTAL LIABILITIES	9,617.1	10,331.4

Redeemable noncontrolling interests (see Note 4)	246.9	251.9

STOCKHOLDERS’ EQUITY:
Common stock	40.7	40.4
Additional paid-in capital	1,481.2	1,404.1
Retained earnings	1,546.6	1,437.6
Accumulated other comprehensive loss, net of tax	(862.8)	(845.6)
	2,205.7	2,036.5
Less: Treasury stock	(264.3)	(71.0)
Total IPG stockholders’ equity	1,941.4	1,965.5
Noncontrolling interests	34.1	36.3
TOTAL STOCKHOLDERS’ EQUITY	1,975.5	2,001.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,839.5	$12,585.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$295.6	$197.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	117.5	116.3
Provision for uncollectible receivables	13.6	12.2
Amortization of restricted stock and other non-cash compensation	59.0	49.7
Net amortization of bond discounts and deferred financing costs	4.2	4.2
Deferred income tax provision (benefit)	2.6	(33.7)
Losses on sales of businesses	16.1	38.1
Other	29.0	13.0
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	666.3	308.0
Expenditures billable to clients	(241.2)	(235.1)
Other current assets	(21.3)	(12.1)
Accounts payable	(696.3)	(538.7)
Accrued liabilities	(207.9)	(110.3)
Other non-current assets and liabilities	(72.0)	(47.5)
Net cash used in operating activities	(34.8)	(238.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114.5)	(80.7)
Acquisitions, net of cash acquired	(47.9)	(5.9)
Other investing activities	(5.8)	(3.9)
Net cash used in investing activities	(168.2)	(90.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(193.3)	(172.3)
Common stock dividends	(179.6)	(147.2)
Acquisition-related payments	(36.7)	(31.8)
Net (decrease) increase in short term bank borrowings	(26.0)	29.4
Tax payments for employee shares withheld	(22.7)	(17.4)
Distributions to noncontrolling interests	(10.8)	(13.1)
Exercise of stock options	10.2	11.8
Excess tax benefit on share-based compensation	0.0	9.0
Other financing activities	(0.1)	2.6
Net cash used in financing activities	(459.0)	(329.0)
Effect of foreign exchange rate changes on cash and cash equivalents	50.7	(128.5)
Net decrease in cash and cash equivalents	(611.3)	(786.3)
Cash and cash equivalents at beginning of period	1,502.9	1,660.6
Cash and cash equivalents at end of period	$891.6	$874.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	406.3	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
Net income				290.9			290.9	4.7	295.6
Other comprehensive (loss) income					(17.2)		(17.2)	1.2	(16.0)
Reclassifications related to redeemable noncontrolling interests								0.5	0.5
Distributions to noncontrolling interests								(10.8)	(10.8)
Change in redemption value of redeemable noncontrolling interests				(1.3)			(1.3)		(1.3)
Repurchase of common stock						(193.3)	(193.3)		(193.3)
Common stock dividends				(179.6)			(179.6)		(179.6)
Stock-based compensation	3.9	0.3	88.2				88.5		88.5
Exercise of stock options	1.2	0.1	10.2				10.3		10.3
Shares withheld for taxes	(1.1)	(0.1)	(22.9)				(23.0)		(23.0)
Other			1.6	(1.0)			0.6	2.2	2.8
Balance at September 30, 2016	410.3	$40.7	$1,481.2	$1,546.6	$(862.8)	$(264.3)	$1,941.4	$34.1	$1,975.5

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

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2016		December 31, 2015
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount and issuance costs of $0.2 and $0.5, respectively)	2.30%	$299.3	$301.5	$298.8	$299.3
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.7 and $1.4, respectively)	4.13%	246.9	266.8	246.4	250.9
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $1.0 and $2.6, respectively)	4.32%	496.4	524.9	496.0	484.8
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.8 and $3.1, respectively)	4.24%	496.1	539.0	495.8	496.4
Other notes payable and capitalized leases		69.1	69.1	75.2	75.2
Total long-term debt		1,607.8		1,612.2
Less: current portion		24.5		1.9
Long-term debt, excluding current portion		$1,583.3		$1,610.3

1	See Note 11 for information on the fair value measurement of our long-term debt.
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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2016.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income available to IPG common stockholders	$128.6	$74.9	$290.9	$194.3

Weighted-average number of common shares outstanding - basic	397.7	407.6	399.5	409.7
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	10.2	7.9	9.3	7.3
Weighted-average number of common shares outstanding - diluted	407.9	415.5	408.8	417.0

Earnings per share available to IPG common stockholders:
Basic	$0.32	$0.18	$0.73	$0.47
Diluted	$0.32	$0.18	$0.71	$0.47
As part of the adoption of Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-09, our excess tax benefit is no longer included in our calculation of diluted shares under the treasury stock method, resulting in an increase of 1.6 shares in the effect of dilutive securities for the three and nine months ended September 30, 2016.

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
During the first nine months of 2016, we completed nine acquisitions, including a product and service design consultancy based in the U.S., an integrated healthcare marketing communications agency based in the U.S., a content creation and digital agency with offices in the U.S. and the U.K., a mobile consultancy and application development agency based in the U.K., a branded content production agency specializing in sports and entertainment based in Australia, a full-service public relations and digital agency based in China, a search engine optimization and digital content marketing agency based in the U.K., a mobile focused digital agency based in the U.K. and a business consultancy services agency based in Australia. Of our nine acquisitions, three were included in the Integrated Agency Networks ("IAN") operating segment, and six were included in the Constituency Management Group ("CMG") operating segment. During the first nine months of 2016, we recorded approximately $147.9 of goodwill and intangible assets related to our acquisitions, primarily in CMG.
During the first nine months of 2015, we completed two acquisitions, including a full-service digital agency in the U.K. Of our two acquisitions, one was included in the IAN operating segment, and one was included in the CMG operating segment. During the first nine months of 2015, we recorded approximately $14.0 of goodwill and intangible assets related to our acquisitions.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2016	2015
Cost of investment: current-year acquisitions	$61.0	$8.3
Cost of investment: prior-year acquisitions	37.2	31.8
Less: net cash acquired	(13.6)	(2.4)
Total cost of investment	84.6	37.7
Operating expense [1]	18.7	17.6
Total cash paid for acquisitions [2]	$103.3	$55.3

1
Represents cash payments made that were either in excess of the initial value of contingent payments or contingent upon the future employment of the former owners of the acquired companies and are recorded in the operating section of the unaudited Consolidated Statements of Cash Flows.

2
$47.9 of cash paid for acquisitions for the nine months ended September 30, 2016 is classified under the investing section of the unaudited Consolidated Statements of Cash Flows, as acquisitions, net of cash acquired. This amount relates to initial payments for new transactions. $36.7 of cash paid for acquisitions for the nine months ended September 30, 2016 is classified under the financing section of the unaudited Consolidated Statements of Cash Flows as acquisition-related payments. This amount relates to deferred payments and increases in our ownership interest for prior acquisitions.

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

	Nine months ended September 30,
	2016	2015
Balance at beginning of period	$251.9	$257.4
Change in related noncontrolling interests balance	(1.5)	(9.4)
Changes in redemption value of redeemable noncontrolling interests:
Additions	6.8	0.5
Redemptions and other	(14.8)	(24.4)
Redemption value adjustments	4.5	2.4
Balance at end of period	$246.9	$226.5

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2016	December 31, 2015
Salaries, benefits and related expenses	$386.9	$502.4
Acquisition obligations	73.8	50.1
Office and related expenses	42.9	51.0
Interest	17.2	17.3
Other	110.9	139.5
Total accrued liabilities	$631.7	$760.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income (Expense), Net
Results of operations for the three and nine months ended September 30, 2016 and 2015 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gains (losses) on sales of businesses and investments	$3.9	$(37.6)	$(14.6)	$(37.8)
Other income, net	2.2	0.4	3.5	1.4
Total other income (expense), net	$6.1	$(37.2)	$(11.1)	$(36.4)
Gains (Losses) on Sales of Businesses and Investments – During the three and nine months ended September 30, 2016, the amounts recognized are related primarily to sales of businesses within our IAN segment. During the three and nine months ended September 30, 2015, the amounts recognized are related to sales of businesses within our IAN and CMG segments and the classification of certain assets as held for sale within our IAN segment.

Share Repurchase Program
In February 2016, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2016 Share Repurchase Program"), which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2015 (the "2015 Share Repurchase Program").
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
	2016	2015
Number of shares repurchased	8.5	8.5
Aggregate cost, including fees	$193.3	$172.3
Average price per share, including fees	$22.69	$20.36
We fully utilized the 2015 Share Repurchase Program during the third quarter of 2016. As of September 30, 2016, $265.4 remains available for repurchase under the 2016 Share Repurchase Program. The 2016 Share Repurchase Program has no expiration date.

Note 6:  Income Taxes
For the three months ended September 30, 2016, our effective income tax rate was 32.5%. For the nine months ended September 30, 2016, our effective income tax rate of 23.6% was positively impacted by the settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4, the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe, $10.5 related to the adoption of the FASB Accounting Standards Update 2016-09, Stock Compensation, and the recognition of previously unrecognized tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.
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
We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the nine months ended September 30, 2016.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	1.1	$21.86
Performance-based awards	3.2	$19.56
Total stock-based compensation awards	4.3
During the nine months ended September 30, 2016, the Compensation Committee granted performance cash awards and restricted cash awards under the 2014 PIP with a total target value of $40.8 and $4.8, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2015	$(665.6)	$1.3	$(9.6)	$(171.7)	$(845.6)
Other comprehensive income (loss) before reclassifications	42.3	0.4	0.0	(64.5)	(21.8)
Amount reclassified from accumulated other comprehensive loss, net of tax	2.3	(1.2)	0.9	2.6	4.6
Balance as of September 30, 2016	$(621.0)	$0.5	$(8.7)	$(233.6)	$(862.8)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)
Other comprehensive (loss) income before reclassifications	(215.0)	0.4	0.0	6.0	(208.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	13.7	(0.1)	0.4	5.1	19.1
Balance as of September 30, 2015	$(637.6)	$1.1	$(10.5)	$(179.2)	$(826.2)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2016	2015	2016	2015
Foreign currency translation adjustments [1]	$(4.2)	$14.9	$2.3	$13.7	Other income (expense), net
Gains on available-for-sale securities	(0.1)	0.0	(1.3)	0.0	Other income (expense), net
Losses on derivative instruments	0.5	0.5	1.5	1.5	Interest expense
Amortization of defined benefit pension and postretirement plan items [2]	1.3	1.1	4.0	7.5
Tax effect	(1.3)	(2.2)	(1.9)	(3.6)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(3.8)	$14.3	$4.6	$19.1

1	These foreign currency translation adjustments are primarily a result of the sales of businesses.

2	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 9 for further information.

Note 9:  Employee Benefits
We have a defined benefit pension plan that covers certain U.S. employees (the “Domestic Pension Plan”). We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. During the third quarter of 2016, the U.K. Pension Plan was amended and participants ceased accruing incremental service benefits, requiring the U.K. Pension Plan to be re-measured. As a result, we re-measured the benefit obligation resulting in the recognition of a pre-tax net actuarial loss of $79.2, as reflected in our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016. The net actuarial loss was primarily due to an increase to the projected benefit obligation resulting from a lower discount rate, partially offset by higher actual investment returns.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended September 30,	2016	2015	2016	2015	2016	2015
Service cost	$0.0	$0.0	$2.4	$2.7	$0.0	$0.0
Interest cost	1.4	(4.1)	4.1	4.9	0.4	0.5
Expected return on plan assets	(1.5)	(1.8)	(4.9)	(5.3)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.1	(0.2)	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.0	(0.1)	(0.1)
Unrecognized actuarial losses	0.3	0.3	0.9	1.1	0.0	0.0
Net periodic cost	$0.2	$(5.6)	$2.7	$3.2	$0.3	$0.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine months ended September 30,	2016	2015	2016	2015	2016	2015
Service cost	$0.0	$0.0	$7.3	$7.6	$0.0	$0.0
Interest cost	4.4	(1.1)	13.3	14.3	1.1	1.2
Expected return on plan assets	(4.9)	(5.6)	(15.5)	(15.6)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.3	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	1.0	4.4	2.7	3.1	0.0	0.0
Net periodic cost	$0.5	$(2.3)	$8.2	$9.5	$1.0	$1.1
During the nine months ended September 30, 2016, we contributed $20.3 of cash to our foreign pension plans. For the remainder of 2016, we expect to contribute approximately $5.0 of cash to our foreign pension plans. We do not expect to make any contributions to our Domestic Pension Plan in 2016.

Note 10:  Segment Information
As of September 30, 2016, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2015 Annual Report on Form 10-K; however, segment operating income (loss) for the three and nine months ended September 30, 2016 and 2015 includes a minimal impact of restructuring and other reorganization-related charges.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
IAN	$1,503.2	$1,484.1	$4,453.3	$4,351.3
CMG	419.0	381.4	1,128.8	1,066.3
Total	$1,922.2	$1,865.5	$5,582.1	$5,417.6

Segment operating income (loss):
IAN	$183.3	$182.9	$421.7	$419.2
CMG	54.8	48.2	125.2	109.5
Corporate and other	(30.9)	(39.2)	(94.0)	(113.2)
Total	207.2	191.9	452.9	415.5

Interest expense	(21.7)	(21.3)	(68.8)	(62.5)
Interest income	4.7	5.6	16.1	17.8
Other income (expense), net	6.1	(37.2)	(11.1)	(36.4)
Income before income taxes	$196.3	$139.0	$389.1	$334.4

Depreciation and amortization of property and equipment and intangible assets:
IAN	$29.1	$27.9	$85.9	$87.5
CMG	4.9	4.9	14.6	13.9
Corporate and other	5.7	5.3	17.0	14.9
Total	$39.7	$38.1	$117.5	$116.3

Capital expenditures:
IAN	$39.7	$23.0	$86.9	$55.4
CMG	4.7	2.3	8.4	5.8
Corporate and other	7.1	5.6	19.2	19.5
Total	$51.5	$30.9	$114.5	$80.7

	September 30, 2016	December 31, 2015
Total assets:
IAN	$10,285.1	$10,738.2
CMG	1,419.0	1,338.6
Corporate and other	135.4	508.3
Total	$11,839.5	$12,585.1

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2016. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2016				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$117.9	$0.0	$0.0	$117.9	Cash and cash equivalents
Short-term marketable securities	3.0	0.0	0.0	3.0	Marketable securities
Long-term investments	0.5	0.0	0.0	0.5	Other non-current assets
Total	$121.4	$0.0	$0.0	$121.4

As a percentage of total assets	1.0%	0.0%	0.0%	1.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$53.2	$53.2

	December 31, 2015				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$875.7	$0.0	$0.0	$875.7	Cash and cash equivalents
Short-term marketable securities	6.8	0.0	0.0	6.8	Marketable securities
Long-term investments	0.4	0.0	0.0	0.4	Other non-current assets
Total	$882.9	$0.0	$0.0	$882.9

As a percentage of total assets	7.0%	0.0%	0.0%	7.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$45.0	$45.0

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
Liabilities	2016	2015	2016	2015
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$57.8	$44.9	$45.0	$32.8
Level 3 additions	5.1	1.9	16.3	23.7
Level 3 reductions	(10.6)	(3.9)	(11.8)	(15.3)
Realized losses included in net income	0.9	1.4	4.9	2.3
Foreign currency translation	0.0	(0.2)	(1.2)	0.6
Mandatorily redeemable noncontrolling interests - Balance at end of period	$53.2	$44.1	$53.2	$44.1
Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,632.2	$69.1	$1,701.3	$0.0	$1,531.4	$75.2	$1,606.6
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
Guarantees
As discussed in our 2015 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $834.1 and $619.4 as of September 30, 2016 and December 31, 2015, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $353.5 and $336.5 as of September 30, 2016 and December 31, 2015, respectively.

Note 13:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard affects the timing of recognizing revenue in connection with variable consideration. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements. We will adopt the standard effective January 1, 2018. The method of adoption has not been finalized.
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
Going Concern
In August 2014, the FASB issued amended guidance which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. To date, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance is effective for our annual period ending December 31, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our"). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2015 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (the "SEC"). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
The following tables present a summary of financial performance for the three and nine months ended September 30, 2016, as compared with the same periods in 2015.

	Three months ended September 30, 2016		Nine months ended September 30, 2016
% Increase/(Decrease)	Total	Organic	Total	Organic
Revenue	3.0%	4.3%	3.0%	4.8%
Salaries and related expenses	2.2%	3.5%	2.9%	4.9%
Office and general expenses	3.1%	5.6%	1.5%	4.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating margin	10.8%	10.3%	8.1%	7.7%
Expenses as % of revenue:
Salaries and related expenses	63.9%	64.4%	66.8%	66.9%
Office and general expenses	25.3%	25.3%	25.1%	25.5%

Net income available to IPG common stockholders	$128.6	$74.9	$290.9	$194.3

Earnings per share available to IPG common stockholders:
Basic	$0.32	$0.18	$0.73	$0.47
Diluted	$0.32	$0.18	$0.71	$0.47
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most impacted our results during the first nine months of 2016 included the Argentine Peso, Brazilian Real and British Pound Sterling.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For the third quarter of 2016, the net effect of acquisitions and divestitures increased revenue and decreased operating expenses compared to the prior-year period. For the first nine months of 2016, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the prior-year period. See Note 4 to the Consolidated Financial Statements for additional information on our acquisitions.

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Three months ended September 30, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2016	Organic	Total
Consolidated	$1,865.5	$(31.0)	$8.2	$79.5	$1,922.2	4.3%	3.0%
Domestic	1,138.5	0.0	7.1	20.3	1,165.9	1.8%	2.4%
International	727.0	(31.0)	1.1	59.2	756.3	8.1%	4.0%
United Kingdom	165.4	(24.9)	6.4	27.1	174.0	16.4%	5.2%
Continental Europe	142.3	(0.1)	(6.4)	11.8	147.6	8.3%	3.7%
Asia Pacific	216.9	2.9	1.1	(3.0)	217.9	(1.4)%	0.5%
Latin America	97.7	(7.1)	(4.4)	17.4	103.6	17.8%	6.0%
Other	104.7	(1.8)	4.4	5.9	113.2	5.6%	8.1%
During the third quarter of 2016, our revenue increased by $56.7, or 3.0%, compared to the third quarter of 2015, comprised of an organic revenue increase of $79.5, or 4.3%, and the effect of net acquisitions of $8.2, partially offset by an adverse foreign currency rate impact of $31.0. Our organic revenue increase was throughout all geographic regions, except for a minor organic decrease in the Asia Pacific region, and nearly all client sectors, primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the technology and telecom and food and beverage sectors, partially offset by a decrease in the consumer goods sector. The organic revenue increase in our domestic market was driven by growth across most disciplines, primarily at our digital specialist agencies, public relations companies and certain of our advertising businesses. In our international markets, the organic revenue increase was driven by our events businesses in the United Kingdom, the impact of which is also reflected as a comparable increase in office and general expenses, our advertising and media businesses in Continental Europe, driven by growth in Germany, and our digital specialist agencies, primarily in the Latin America region, led by Brazil, and our Other region, driven by growth in Canada.

		Components of Change				Change
	Nine months ended September 30, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2016	Organic	Total
Consolidated	$5,417.6	$(115.9)	$19.8	$260.6	$5,582.1	4.8%	3.0%
Domestic	3,254.4	0.0	16.9	154.9	3,426.2	4.8%	5.3%
International	2,163.2	(115.9)	2.9	105.7	2,155.9	4.9%	(0.3)%
United Kingdom	487.0	(43.1)	16.7	34.7	495.3	7.1%	1.7%
Continental Europe	474.8	(3.9)	(18.1)	15.3	468.1	3.2%	(1.4)%
Asia Pacific	636.4	(14.9)	1.5	(5.3)	617.7	(0.8)%	(2.9)%
Latin America	265.7	(40.5)	(10.3)	40.8	255.7	15.4%	(3.8)%
Other	299.3	(13.5)	13.1	20.2	319.1	6.7%	6.6%
During the first nine months of 2016, our revenue increased by $164.5, or 3.0%, compared to the first nine months of 2015, comprised of an organic revenue increase of $260.6, or 4.8%, and the effect of net acquisitions of $19.8, partially offset by an adverse foreign currency rate impact of $115.9. The organic increase was primarily driven by factors similar to those noted above for the third quarter of 2016, as well as a strong international performance at our advertising businesses, primarily in the Latin America region, led by growth in Argentina and Brazil. The organic increase in our international market was partially offset by a decrease within our events businesses in the Asia Pacific region as a result of certain projects where we acted as principal that decreased in size or did not recur during the second quarter of 2016, the impact of which is also reflected as a comparable reduction in office and general expenses.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries and related expenses	$1,228.8	$1,202.2	$3,728.7	$3,622.6
Office and general expenses	486.2	471.4	1,400.5	1,379.5
Total operating expenses	$1,715.0	$1,673.6	$5,129.2	$5,002.1
Operating income	$207.2	$191.9	$452.9	$415.5
In the third quarter of 2016, total operating expenses increased 2.5%, compared to our revenue increase of 3.0%, from the third quarter of 2015, resulting in operating margin expansion to 10.8% from 10.3%. In the first nine months of 2016, total operating expenses increased 2.5%, compared to our revenue increase of 3.0%, from the first nine months of 2015, resulting in operating margin expansion to 8.1% from 7.7%.
Salaries and Related Expenses

		Components of Change				Change
	2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2016	Organic	Total
Three months ended September 30,	$1,202.2	$(18.2)	$2.6	$42.2	$1,228.8	3.5%	2.2%
Nine months ended September 30,	3,622.6	(76.1)	5.4	176.8	3,728.7	4.9%	2.9%
Salaries and related expenses in the third quarter of 2016 increased by $26.6 compared to the third quarter of 2015, comprised of an organic increase of $42.2 and the effect of net acquisitions of $2.6, partially offset by a favorable foreign currency rate impact of $18.2. The organic increase was primarily attributable to an increase in base salaries, benefits and tax as a result of increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2016 to 63.9% from 64.4% when compared to the prior-year period.
Salaries and related expenses in the first nine months of 2016 increased by $106.1 compared to the first nine months of 2015, comprised of an organic increase of $176.8 and the effect of net acquisitions of $5.4, partially offset by a favorable foreign currency rate impact of $76.1. The organic increase was primarily driven by factors similar to those noted above for the third quarter of 2016. Our staff cost ratio decreased in the first nine months of 2016 to 66.8% from 66.9% when compared to the prior-year period.
The following table details our staff cost ratio.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries and related expenses	63.9%	64.4%	66.8%	66.9%
Base salaries, benefits and tax	53.6%	53.3%	55.6%	55.5%
Incentive expense	3.7%	3.9%	3.8%	3.8%
Severance expense	0.7%	0.8%	1.0%	0.9%
Temporary help	3.9%	3.7%	3.9%	3.8%
All other salaries and related expenses	2.0%	2.7%	2.5%	2.9%
Office and General Expenses

		Components of Change				Change
	2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2016	Organic	Total
Three months ended September 30,	$471.4	$(7.8)	$(3.8)	$26.4	$486.2	5.6%	3.1%
Nine months ended September 30,	1,379.5	(33.0)	(3.3)	57.3	1,400.5	4.2%	1.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and general expenses in the third quarter of 2016 increased by $14.8 compared to the third quarter of 2015, primarily due to an organic increase of $26.4, partially offset by a favorable foreign currency rate impact of $7.8 and the effect of net divestitures of $3.8. The organic increase was attributable to higher production expenses related to pass-through costs, which are also reflected in revenue, and higher occupancy costs as compared to the prior-year period. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, remained flat in the third quarter of 2016 at 25.3%, when compared to the prior-year period.
Office and general expenses in the first nine months of 2016 increased by $21.0 compared to the first nine months of 2015, primarily due to an organic increase of $57.3, partially offset by a favorable foreign currency rate impact of $33.0 and the effect of net divestitures of $3.3. The organic increase was primarily driven by factors similar to those noted above for the third quarter of 2016, as well as increases in adjustments to contingent acquisition obligations, partially offset by lower charges for contingencies as compared to the prior-year period. Our office and general expense ratio decreased in the first nine months of 2016 to 25.1% from 25.5% when compared to the prior-year period.
The following table details our office and general expense ratio.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Office and general expenses	25.3%	25.3%	25.1%	25.5%
Professional fees	1.4%	1.6%	1.5%	1.6%
Occupancy expense (excluding depreciation and amortization)	6.6%	6.6%	6.8%	6.5%
Travel & entertainment, office supplies and telecommunications	2.8%	3.2%	3.2%	3.5%
All other office and general expenses [1]	14.5%	13.9%	13.6%	13.9%

1
Includes production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains), spending to support new business activity, net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cash interest on debt obligations	$(19.5)	$(18.4)	$(59.8)	$(55.9)
Non-cash interest	(2.2)	(2.9)	(9.0)	(6.6)
Interest expense	(21.7)	(21.3)	(68.8)	(62.5)
Interest income	4.7	5.6	16.1	17.8
Net interest expense	(17.0)	(15.7)	(52.7)	(44.7)
Other income (expense), net	6.1	(37.2)	(11.1)	(36.4)
Total (expenses) and other income	$(10.9)	$(52.9)	$(63.8)	$(81.1)
Net Interest Expense
For the three and nine months ended September 30, 2016, net interest expense increased by $1.3 and $8.0 as compared to the respective prior-year periods, primarily due to increased cash interest expense from uncommitted credit lines in international markets. For the nine months ended September 30, 2016, there was an increase in non-cash interest expense from revaluations of mandatorily redeemable noncontrolling interests.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income (Expense), Net
Results of operations for the three and nine months ended September 30, 2016 and 2015 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gains (losses) on sales of businesses and investments	3.9	(37.6)	(14.6)	(37.8)
Other income, net	2.2	0.4	3.5	1.4
Total other income (expense), net	$6.1	$(37.2)	$(11.1)	$(36.4)
Gains (Losses) on Sales of Businesses and Investments – During the three and nine months ended September 30, 2016, the amounts recognized are related primarily to sales of businesses within our Integrated Agency Networks (“IAN”) segment. During the three and nine months ended September 30, 2015, the amounts recognized are related to sales of businesses within our IAN and Constituency Management Group ("CMG") segments and the classification of certain assets as held for sale within our IAN segment.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income before income taxes	$196.3	$139.0	$389.1	$334.4
Provision for income taxes	$63.8	$61.1	$91.9	$137.4
Effective income tax rate	32.5%	44.0%	23.6%	41.1%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the nine months ended September 30, 2016, our effective income tax rate of 23.6% was also positively impacted by the settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4, the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe, $10.5 related to the adoption of the Financial Accounting Standards Board (the "FASB") Accounting Standards Update 2016-09, Stock Compensation, and the recognition of previously unrecognized tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.
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

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2016, were $0.32 and $0.73, respectively, compared to $0.18 and $0.47 for the three and nine months ended September 30, 2015, respectively. Diluted earnings per share were $0.32 and $0.71 for the three and nine months ended September 30, 2016, respectively, compared to $0.18 and $0.47 for the three and nine months ended September 30, 2015.
For the nine months ended September 30, 2016, net income available to IPG common stockholders included the recognition of certain previously unrecognized tax benefits totaling $23.4, losses of $15.7, net of tax, on sales of businesses in our international markets, a benefit of $12.2 related to the reversals of valuation allowances as a consequence of the sales of businesses and a benefit of $10.5 related to the early adoption of FASB Accounting Standards Update 2016-09, Stock Compensation, resulting in impacts of $0.06, ($0.04), $0.03 and $0.03, respectively, to basic and diluted earnings per share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations – Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2016: IAN and CMG. We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended September 30, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2016	Organic	Total
Consolidated	$1,484.1	$(23.5)	$(1.2)	$43.8	$1,503.2	3.0%	1.3%
Domestic	879.2	0.0	0.2	14.4	893.8	1.6%	1.7%
International	604.9	(23.5)	(1.4)	29.4	609.4	4.9%	0.7%
During the third quarter of 2016, IAN revenue increased by $19.1 compared to the third quarter of 2015, comprised of an organic revenue increase of $43.8, partially offset by an adverse foreign currency rate impact of $23.5 and the effect of net divestitures of $1.2. The organic revenue increase was primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the food and beverage sector, partially offset by a decrease in the consumer goods sector. The organic revenue increase in our domestic market was primarily driven by growth at our digital specialist agencies and certain of our advertising businesses. The international organic revenue increase was driven by growth across all disciplines, most notably at our advertising and media businesses in Continental Europe, driven by growth in Germany, and our digital specialist agencies, primarily in the Latin America region, led by Brazil, and our Other region, driven by growth in Canada.

		Components of Change				Change
	Nine months ended September 30, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2016	Organic	Total
Consolidated	$4,351.3	$(96.5)	$(5.9)	$204.4	$4,453.3	4.7%	2.3%
Domestic	2,543.4	0.0	0.2	132.3	2,675.9	5.2%	5.2%
International	1,807.9	(96.5)	(6.1)	72.1	1,777.4	4.0%	(1.7)%
During the first nine months of 2016, IAN revenue increased by $102.0 compared to the first nine months of 2015, comprised of an organic revenue increase of $204.4, partially offset by an adverse foreign currency rate impact of $96.5 and the effect of net divestitures of $5.9. The organic revenue increases in our domestic and international markets were primarily driven by factors similar to those noted above for the third quarter of 2016, as well as strong growth in the technology and telecom sector and at our advertising businesses, primarily in the Latin America region, led by growth in Argentina and Brazil.
SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Segment operating income	$183.3	$182.9	0.2%	$421.7	$419.2	0.6%
Operating margin	12.2%	12.3%		9.5%	9.6%

Operating income increased during the third quarter of 2016 when compared to the third quarter of 2015, comprised of an increase in revenue of $19.1 and a decrease in office and general expenses of $5.6, partially offset by an increase in salaries and related expenses of $24.3. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and tax, primarily attributable to increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months. The decrease in office and general expenses was attributable to lower charges for contingencies and lower professional consulting fees, partially offset by higher occupancy costs as compared to the prior year.
Operating income increased during the first nine months of 2016 when compared to the first nine months of 2015, comprised of an increase in revenue of $102.0, partially offset by an increase in salaries and related expenses of $90.2 and an increase in office and general expenses of $9.3. The increase in salaries and related expenses was primarily due to an increase in base salaries,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

benefits and tax as well as temporary help, primarily attributable to increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months. The increase in office and general expenses was attributable to higher occupancy costs and increases in adjustments to contingent acquisition obligations, as compared to the prior year, partially offset by lower charges for contingencies.
CMG
REVENUE

		Components of Change				Change
	Three months ended September 30, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2016	Organic	Total
Consolidated	$381.4	$(7.5)	$9.4	$35.7	$419.0	9.4%	9.9%
Domestic	259.3	0.0	6.9	5.9	272.1	2.3%	4.9%
International	122.1	(7.5)	2.5	29.8	146.9	24.4%	20.3%
During the third quarter of 2016, CMG revenue increased by $37.6 compared to the third quarter of 2015, due to an organic revenue increase of $35.7 and the effect of net acquisitions of $9.4, partially offset by an adverse foreign currency rate impact of $7.5. The organic revenue increase in our domestic market was primarily attributable to growth at our public relations companies. The international organic revenue increase was driven by growth across all disciplines, most notably at our events businesses in the United Kingdom, the impact of which is also reflected as a comparable increase in office and general expenses.

		Components of Change				Change
	Nine months ended September 30, 2015	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2016	Organic	Total
Consolidated	$1,066.3	$(19.4)	$25.7	$56.2	$1,128.8	5.3%	5.9%
Domestic	711.0	0.0	16.7	22.6	750.3	3.2%	5.5%
International	355.3	(19.4)	9.0	33.6	378.5	9.5%	6.5%
During the first nine months of 2016, CMG revenue increased by $62.5 compared to the first nine months of 2015, due to an organic revenue increase of $56.2 and the effect of net acquisitions of $25.7, partially offset by an adverse foreign currency rate impact of $19.4. The organic revenue increases in our domestic and international markets were primarily driven by factors similar to those noted above for the third quarter of 2016, partially offset by a decrease within our events businesses in the Asia Pacific region as a result of certain projects where we acted as principal that decreased in size or did not recur during the second quarter of 2016, the impact of which is also reflected as a comparable reduction in office and general expenses.
SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Segment operating income	$54.8	$48.2	13.7%	$125.2	$109.5	14.3%
Operating margin	13.1%	12.6%		11.1%	10.3%
Operating income increased during the third quarter of 2016 when compared to the third quarter of 2015, due to an increase in revenue of $37.6, partially offset by an increase in office and general expenses of $23.5 and an increase in salaries and related expenses of $7.5. The increase in office and general expenses was primarily due to higher production expenses related to pass-through costs, which are also reflected in revenue. The increase in salaries and related expenses was attributable to an increase in base salaries, benefits and tax primarily due to increases in our workforce to support business growth over the last twelve months.
Operating income increased during the first nine months of 2016 when compared to the first nine months of 2015, due to an increase in revenue of $62.5, partially offset by an increase in salaries and related expenses of $30.6 and an increase in office and general expenses of $16.2. The increase in operating income was primarily driven by factors similar to those noted above for the third quarter of 2016.

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
Corporate and other expenses decreased during the third quarter of 2016 by $8.3 to $30.9 compared to the third quarter of 2015. During the first nine months of 2016, corporate and other expenses decreased by $19.2 to $94.0 compared to the first nine months of 2015.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2016	2015
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$537.6	$397.4
Net cash used in working capital [2]	(500.4)	(588.2)
Changes in other non-current assets and liabilities using cash	(72.0)	(47.5)
Net cash used in operating activities	$(34.8)	$(238.3)
Net cash used in investing activities	(168.2)	(90.5)
Net cash used in financing activities	(459.0)	(329.0)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first nine months of 2016 was $34.8, which was an improvement of $203.5 as compared to the first nine months of 2015. Due to the seasonality of our business, we typically use cash from working capital in the first half of a year and generate cash from working capital in the second half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first nine months of 2016 was primarily attributable to our media businesses.
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
Investing Activities
Net cash used in investing activities during the first nine months of 2016 primarily consists of payments for capital expenditures of $114.5, related mostly to leasehold improvements and computer hardware and software, and payments for acquisitions of $47.9, net of cash acquired.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financing Activities
Net cash used in financing activities during the first nine months of 2016 is primarily driven by the repurchase of 8.5 shares of our common stock for an aggregate cost of $193.3, including fees, and the payment of dividends of $179.6.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $50.7 during the first nine months of 2016. The increase was a result of the U.S. Dollar being stronger than the British Pound Sterling and weaker than several foreign currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, Euro and Japanese Yen as of September 30, 2016 as compared to December 31, 2015.

Balance Sheet Data	September 30, 2016	December 31, 2015	September 30, 2015
Cash, cash equivalents and marketable securities	$894.6	$1,509.7	$881.2

Short-term borrowings	$133.0	$150.1	$128.3
Current portion of long-term debt	24.5	1.9	2.0
Long-term debt	1,583.3	1,610.3	1,612.0
Total debt	$1,740.8	$1,762.3	$1,742.3
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
Notable funding requirements include:

•
Acquisitions – We paid cash of $47.4, net of cash acquired of $13.6, for acquisitions completed in the first nine months of 2016. We also paid $0.5 in up-front payments related to prior-year acquisitions. We paid cash of $55.4 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $6.0 in the fourth quarter of 2016 related to prior-year acquisitions. We may also be required to pay approximately $27.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first nine months of 2016, we paid three quarterly cash dividends of $0.15 per share on our common stock, which corresponded to an aggregate dividend payment of $179.6. Assuming we continue to pay a quarterly dividend of $0.15 per share, and there is no significant change in the number of outstanding shares as of September 30, 2016, we would expect to pay approximately $239.0 over the next twelve months.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the first nine months of 2016, we contributed $20.3 of cash to our foreign pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

For the remainder of 2016, we expect to contribute approximately $5.0 of cash to our foreign pension plans. We do not expect to make any contributions to our domestic pension plan in 2016.
Share Repurchase Program
In February 2016, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2016 Share Repurchase Program"), which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2015 (the "2015 Share Repurchase Program"). We fully utilized the 2015 Share Repurchase Program during the third quarter of 2016. As of September 30, 2016, $265.4 remains available for repurchase under the 2016 Share Repurchase Program. The 2016 Share Repurchase Program has no expiration date.
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

	September 30, 2016
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$894.6
Committed credit agreement	$1,000.0	$0.0	$4.9	$995.1
Uncommitted credit arrangements	$827.1	$133.0	$2.3	$691.8

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2016. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The table below sets forth the financial covenants in effect as of September 30, 2016.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2016	EBITDA Reconciliation	September 30, 2016
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$909.3
Actual interest coverage ratio	18.19x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	237.8
Actual leverage ratio	1.52x	Other non-cash amounts	0.5
		EBITDA [1]	$1,147.6

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of September 30, 2016, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of September 30, 2016, the weighted-average interest rate on outstanding balances of our international operations under the uncommitted credit facilities was approximately 3%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts that other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2016, the amount netted was $1,844.7.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of October 15, 2016, are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first nine months of 2016. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2016, and December 31, 2015, approximately 89% of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of September 30, 2016. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the third quarter of 2016, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2016 to September 30, 2016:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	1,550,826	$23.31	1,549,338	$310,035,288
August 1 - 31	916,576	$22.96	916,576	$288,991,776
September 1 - 30	1,059,899	$22.58	1,044,649	$265,395,732
Total	3,527,301	$23.00	3,510,563

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 1,488 Withheld Shares in July 2016, no Withheld Shares in August 2016 and 15,250 Withheld Shares in September 2016, for a total of 16,738 Withheld Shares during the three month period.

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

3
On February 12, 2016, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase program.

Item 5.	Other Information
(a) Pursuant to authorization received from the Compensation and Leadership Talent Committee of our Board of Directors at its regularly scheduled meeting on October 26, 2016, we, on October 26, 2016, entered into extension agreements, effective as of September 1, 2016 (the “Extensions”) to our existing Executive Change of Control Agreements (the “Agreements”) with each of our named executive officers, Michael Roth, Frank Mergenthaler, Andrew Bonzani, Christopher Carroll and Philippe Krakowsky. The Extensions extend the termination date of the respective Agreements, which were scheduled to terminate on September 1, 2016, to September 1, 2019. No other changes to the terms and conditions of the Agreements were effected by the Extensions.
A copy of each of the Extensions is attached hereto as Exhibits 10(iii)(A)(1) through 10(iii)(A)(5) and incorporated by reference herein.
(b) As previously disclosed, effective October 26, 2016 our Board of Directors amended and restated our By-Laws (the “Amended and Restated By-Laws”) to make changes to the procedures by which stockholders may nominate directors by implementation of a proxy access by-law. Article III, Section 3.16 of the Amended and Restated By-Laws permits a stockholder, or a group of up to 20 stockholders, owning 3% or more of our outstanding common stock continuously for at least three years to nominate and include in our proxy materials up to the greater of two directors and 20% of the number of directors then serving on our Board, provided that the stockholder(s) and the nominee(s) satisfy the requirements specified in Article III, Section 3.16.
The Amended and Restated By-Laws also make clarifications, updates and conforming changes to the advance notice provisions in Article II.
This description of the amendments to the By-Laws is qualified in its entirety by reference to the text of the Amended and Restated By-Laws filed as Exhibit 3(ii) to this Report.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 27, 2016

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 27, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

3(ii)
The Amended and Restated By-Laws of The Interpublic Group of Companies, Inc. (the “Company”), dated as of October 26, 2016, are incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K of the Company which was filed with the Securities and Exchange Commission on October 27, 2016.

10(iii)(A)(1)	Extension of Existing Executive Change of Control Agreement between the Company and Michael Roth dated October 26, 2016.

10(iii)(A)(2)	Extension of Existing Executive Change of Control Agreement between the Company and Frank Mergenthaler dated October 26, 2016.

10(iii)(A)(3)	Extension of Existing Executive Change of Control Agreement between the Company and Andrew Bonzani dated October 26, 2016.

10(iii)(A)(4)	Extension of Existing Executive Change of Control Agreement between the Company and Christopher Carroll dated October 26, 2016.

10(iii)(A)(5)	Extension of Existing Executive Change of Control Agreement between the Company and Philippe Krakowsky dated October 26, 2016.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2016.