Form 10-K
period 2016-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2017-02-21
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐    No ☒
As of June 30, 2016, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was approximately $9.3 billion. The number of shares of the registrant’s common stock outstanding as of February 10, 2017 was 392,687,149.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of The Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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
The Interpublic Group of Companies, Inc. ("Interpublic," the "Company," "IPG," "we," "us" or "our") was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The Company has operated under the Interpublic name since January 1961.

About Us
We are one of the world’s premier global advertising and marketing services companies. Through our 49,800 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
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

•
McCann Worldgroup is a leading global marketing solutions network comprised of agencies that emphasize creativity, innovation and performance. The global components of McCann Worldgroup are McCann, one of the world's largest advertising agency networks; MRM//McCann, a leading digital marketing and relationship management agency; Momentum Worldwide, a brand experience agency; McCann Health, a top-tier professional and direct-to-consumer health communications network; ChaseDesign, a shopper marketing specialist; PMK-BNC, the best-in-class talent, entertainment and brand agency; and CRAFT, the network’s global adaptation and production arm. UM (media management), Weber Shandwick (public relations) and FutureBrand (consulting/design) align with McCann Worldgroup to deliver fully integrated solutions.

•
FCB is a global, fully integrated marketing communications company focused on changing consumer behavior for the benefit of their clients, colleagues and communities. With more than 8,000 people in 109 operations across 80 countries, the network brings a strong understanding of local markets and cultures while continuing a heritage of creativity and success dating from 1873. FCB has its roots in both creative, brand-building consumer advertising and behavioral, data-driven direct marketing.

•
MullenLowe Group is a creatively driven integrated marketing communications network with a strong entrepreneurial heritage and challenger mentality. A global creative boutique of distinctive and diverse agencies, MullenLowe Group is rich in local culture with both intimacy and scale, present in more than 65 markets with over 90 agencies. Components include MullenLowe with expertise in brand strategy, creative content development and performance analytics; MullenLowe Profero, full-service, integrated digital marketing; MullenLowe Mediahub, media and communications planning and buying; and MullenLowe Open, behavior-driven activation, customer relationship management ("CRM") and shopper marketing. MullenLowe Group is consistently ranked among the most awarded creative and effective agency networks in the world and has topped the Effie Index as the most effective global network in terms of points per dollar revenue for the past six consecutive years.

•
IPG Mediabrands, as the global media arm of IPG, is responsible for managing marketing investment for many of the world’s most iconic brands. Its portfolio encompasses two global, full-service agencies, UM and Initiative, which are charged with delivering business results for clients, providing strategic counsel and advisory services and navigating the ever-evolving media landscape. This is developed and executed through integrated, data-driven marketing strategies. Rounding out the IPG Mediabrands portfolio of services are its specialty business units: Ansible, Cadreon, MAGNA, Healix, The IPG Media Lab, Mediabrands Insights, Rapport, Reprise and Society. These agencies focus on media innovation, forecasting, product development, branded content, emerging technology, mobile, search and social, out-of-home and more.

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

Market Strategy
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative and strategic talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:

•
Investment in senior talent: Our continued ability to attract and develop top talent and to be the industry’s employer of choice for an increasingly diverse workforce have been key differentiators for IPG. We continue to acquire and develop top strategic, creative and digital talent from a range of backgrounds.

•
Growing digital capabilities: Our investments in talent and technology - organically growing digital capabilities such as search, social, user experience (UX), content creation, data and analytics, and mobile across the portfolio - promise to drive further growth in this dynamic sector of our business. We continue to internationalize our powerful digital specialist agencies.

•
Innovative media offering: We launched IPG Mediabrands in 2007 to reinvent how we plan, buy and measure media investment for clients. Since then, it has delivered strong growth, and our Company has consistently been a leader in delivering fully competitive, efficient and effective traditional media buying to major clients, as well as automated digital ad buying and data and analytics.

•
Investment in emerging and strategic markets: We strengthened our position in emerging markets by driving organic growth as well as completing strategic acquisitions in Asia, Europe, Latin America, North America and Russia.

•
Integrated marketing solutions: A differentiating aspect of our business is our utilization of “open architecture” solutions that integrate the best talent from throughout the organization to fulfill the needs of our leading clients.

Together, these steps have built a culture of strategic creativity and high performance across IPG, resulting in IPG posting industry-leading organic growth, as well as increased honors and awards for our Company.

In 2016, at both the Cannes Festival of Creativity and the Global Effie Awards, IPG performed better than any other holding group in terms of awards per dollar of revenue. At Cannes, we took home over 200 honors overall. FCB, McCann Worldgroup and MullenLowe Group each won multiple awards, with McCann producing two of the three most awarded campaigns. Other IPG agencies honored include Area 23, Carmichael Lynch, Deutsch, Prime, R/GA, The Martin Agency, UM and Weber Shandwick, which was the most awarded PR firm at the festival this year. McCann Health was named Healthcare Network of the Year, and FCB Inferno was awarded the Grand Prix in Health & Wellness for its campaign to promote literacy.
In the U.S. market, IPG once again excelled in Advertising Age’s recently released annual “A-List,” a ranking of the industry's ten most innovative and creative agencies. IPG was the only holding company with multiple agencies in the top 10 and was also at the top end of the industry in terms of the range of marketing services honored and recognized. Additionally, the two most watched ads on YouTube in 2016 were campaigns created by IPG agencies MullenLowe and twofifteenmccann. In addition, Campaign magazine named R/GA Advertising Network of the Year and MediaPost named Huge OMMA Digital Agency of the Year.
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
To meet the changing needs of the marketplace, we have been active in making new acquisitions and minority investments in specialty digital assets. In addition, we have consistently invested in existing assets such as Cadreon (audience management platform), The IPG Media Lab, Huge, MRM//McCann and R/GA. These companies have unique capabilities and service their own client rosters while also serving as key digital partners to many of the agencies within IPG.
Fast-Growth and Strategic Regions
We continue to invest and expand our presence in high-growth and strategic geographic regions. In recent years, we have made significant investments in Russia, Brazil, India and China, further strengthening our position in these important developing markets. Our operations in India are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with 65 offices across 14 countries. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands and opportunistically acquire specialty offerings. Additional areas of investment include key strategic markets in North America, Asia Pacific, Latin America and Africa.
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
We began our formal programs a decade ago. Since then, IPG has seen dramatic improvements in the diversity of our workforce. In the U.S., IPG exceeded the ad industry’s representation rates for women and minorities for both professional-level and management positions in the most recent filings. An environment that encourages respect and trust is key to a creative business like ours, and IPG believes a competitive advantage comes with having a variety of perspectives and beliefs in its workforce.
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
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies. In 2016, IPG’s acquisitions included a product and service design consultancy based in the U.S., an integrated healthcare marketing communications agency based in the U.S., a content creation and digital agency with offices in the U.S. and the U.K., a mobile consultancy and application development agency based in the U.K., a full-service public relations and digital agency based in China, a search engine optimization and digital content marketing agency based in the U.K. and a mobile focused digital agency based in the U.K.

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

Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). IAN is comprised of McCann Worldgroup, FCB, MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. See Note 12 to the Consolidated Financial Statements for further information.

Principal Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2016	2015	2014
Domestic	59.7%	58.8%	55.5%
United Kingdom	8.9%	9.0%	9.1%
Continental Europe	8.9%	9.2%	10.7%
Asia Pacific	11.8%	12.0%	12.2%
Latin America	4.7%	5.0%	6.2%
Other	6.0%	6.0%	6.3%
For further information on a geographical basis regarding revenues for each of the last three years and long-lived assets for each of the last two years, see Note 12 to the Consolidated Financial Statements.

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

	Consolidated Revenues for the Three Months Ended
	2016		2015		2014
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$1,742.0	22.2%	$1,676.0	22.0%	$1,637.5	21.7%
June 30	1,917.9	24.4%	1,876.1	24.7%	1,851.4	24.6%
September 30	1,922.2	24.5%	1,865.5	24.5%	1,841.1	24.4%
December 31	2,264.5	28.9%	2,196.2	28.8%	2,207.1	29.3%
	$7,846.6		$7,613.8		$7,537.1
See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 20% and 19% of revenue in 2016 and 2015, respectively. Our largest client accounted for approximately 4% of revenue for both 2016 and 2015. Based on revenue for the year ended December 31, 2016, our largest client sectors (in alphabetical order) were auto and transportation, healthcare and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships.

Personnel
As of December 31, 2016, we employed approximately 49,800 people, of whom approximately 19,900 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available, free of charge, on our website at www.interpublic.com under the "Investor Relations" section, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission at www.sec.gov. The public may also read and copy materials we file with the United States Securities and Exchange Commission ("SEC") at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Our Corporate Governance Guidelines, Interpublic Group Code of Conduct and the charters for each of the Audit Committee, Compensation and Leadership Talent Committee, and Corporate Governance Committee are available, free of charge, on our website at www.interpublic.com in the "Corporate Governance" subsection of the "About" section, or by writing to The Interpublic Group of Companies, Inc., 909 Third Avenue, New York, New York 10022, Attention: Secretary. Information on our website is not part of this report.

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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue accounted for approximately 20% of revenue in 2016. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and other factors which may be beyond our control. Changes to U.S. or other immigration policies that restrain the flow of professional talent may inhibit our ability to staff our offices or projects. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility. If we were to fail to attract key personnel or lose them to competitors or clients, our business and results of operations could be adversely affected.

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
We are a global business, with agencies located in over 100 countries, including every significant world market. Operations outside the United States represent a significant portion of our revenues, approximately 40% in 2016. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions and difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, export controls and economic sanctions, which can be complex and stringent, in all jurisdictions where we operate. Failure to comply or to implement business practices that sufficiently prevent corruption could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm.
Given our substantial operations in the United Kingdom and Continental Europe, we face uncertainty surrounding the implementation and effects of the U.K.’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” It is possible that Brexit will cause increased regulatory and legal complexities and create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations.
In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
In addition, because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Australian Dollar, Brazilian Real, British Pound Sterling, Canadian Dollar, Chinese Yuan Renminbi, Euro, Indian Rupee and Japanese Yen, fluctuations in exchange rates between the U.S. Dollar and such currencies, including the persistent strength of the U.S. Dollar in recent periods, may adversely affect our financial results. In particular, Brexit has caused, and may continue to cause, significant volatility in currency exchange rates, especially between the U.S. Dollar and the British Pound Sterling.

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
We rely extensively and increasingly on information technologies and infrastructure to manage our business, including digital storage of marketing strategies and client information, developing new business opportunities and digital products, and processing business transactions. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, denial of service attacks or other malicious activities is on the rise worldwide. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase our potential vulnerability to such breakdowns, malicious intrusions or attacks.
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
As of December 31, 2016, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.7 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
We maintain a $1 billion committed credit facility (the “Credit Agreement”) to increase our financial flexibility. If credit under the Credit Agreement were unavailable or insufficient, our liquidity could be adversely affected. The Credit Agreement contains financial covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenants would be more difficult to achieve if we were to experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. If we were unable to comply with any of the financial covenants contained in the Credit Agreement, we could be required to seek an amendment or waiver from our lenders, and our costs under the Credit Agreement could increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement could be terminated, and any outstanding amounts could be subject to acceleration.
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
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 13 to the Consolidated Financial Statements for further information on our lease commitments.

Item 3.	Legal Proceedings
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, we believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Note 13 to the Consolidated Financial Statements for further information relating to our legal matters.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth [1]	71	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	53	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	50	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	45	Senior Vice President, Audit and Chief Risk Officer
Ellen Johnson	51	Senior Vice President of Finance and Treasurer
Philippe Krakowsky	54	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	56	Executive Vice President and Chief Financial Officer

1	Also a Director
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
Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. Mr. Carroll served as Senior Vice President and Controller of McCann Worldgroup from November 2005 to March 2006. Prior to joining us, Mr. Carroll served as Chief Accounting Officer and Controller at Eyetech Pharmaceuticals and MIM Corporation. Prior to that time, he served as a Financial Vice President at Lucent Technologies, Inc. and began his professional career at PricewaterhouseCoopers from October 1991 to September 2000. Mr. Carroll has been a director of the T. Howard Foundation since 2015.
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
Price Range of Common Stock
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 10, 2017, there were approximately 11,200 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low
2016:
Fourth Quarter	$24.59	$21.83
Third Quarter	$24.23	$21.94
Second Quarter	$24.60	$22.26
First Quarter	$23.26	$20.30
2015:
Fourth Quarter	$23.65	$19.19
Third Quarter	$21.30	$18.27
Second Quarter	$22.14	$19.10
First Quarter	$22.51	$19.14

During 2016, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 8, 2016	$0.15	$58.8	December 1, 2016	December 15, 2016
August 10, 2016	$0.15	$59.5	September 1, 2016	September 15, 2016
May 19, 2016	$0.15	$60.2	June 1, 2016	June 15, 2016
February 12, 2016	$0.15	$59.9	March 1, 2016	March 15, 2016

During 2015, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 11, 2015	$0.12	$48.3	December 1, 2015	December 15, 2015
August 11, 2015	$0.12	$48.7	September 1, 2015	September 15, 2015
May 21, 2015	$0.12	$49.2	June 2, 2015	June 16, 2015
February 13, 2015	$0.12	$49.3	March 2, 2015	March 16, 2015
On February 10, 2017, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.18 per share, payable on March 15, 2017 to holders of record as of the close of business on March 1, 2017. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchase of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2016 to December 31, 2016.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	2,099,169	$22.28	2,099,169	$218,620,420
November 1 - 30	1,454,402	$22.79	1,453,049	$185,500,851
December 1 - 31	1,269,449	$23.93	1,258,700	$155,371,301
Total	4,823,020	$22.87	4,810,918

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the "Withheld Shares"). We repurchased no Withheld Shares in October 2016, 1,353 Withheld Shares in November 2016 and 10,749 Withheld Shares in December 2016, for a total of 12,102 Withheld Shares during the three-month period.

2
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum of the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase program, described in Note 5 to the Consolidated Financial Statements, by the sum of the number of Withheld Shares and the number of shares acquired in our share repurchase program.

3
In February 2016, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2016 Share Repurchase Program"). On February 10, 2017, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining for repurchase under the 2016 Share Repurchase Program. There is no expiration date associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

Years ended December 31,	2016	2015	2014	2013	2012
Statement of Operations Data
Revenue	$7,846.6	$7,613.8	$7,537.1	$7,122.3	$6,956.2
Salaries and related expenses	5,038.1	4,857.7	4,820.4	4,545.5	4,391.9
Office and general expenses [1]	1,870.5	1,884.2	1,928.3	1,978.5	1,886.0
Operating income	938.0	871.9	788.4	598.3	678.3
Provision for income taxes [2]	198.0	282.8	216.5	181.2	213.3
Net income [3]	632.5	480.5	505.4	288.9	464.6
Net income available to IPG common stockholders [3]	608.5	454.6	477.1	259.2	435.1

Earnings per share available to IPG common stockholders:
Basic [4]	$1.53	$1.11	$1.14	$0.62	$1.01
Diluted [4]	$1.49	$1.09	$1.12	$0.61	$0.94

Weighted-average number of common shares outstanding:
Basic	397.9	408.1	419.2	421.1	432.5
Diluted	408.0	415.7	425.4	429.6	481.4

Dividends declared per common share	$0.60	$0.48	$0.38	$0.30	$0.24

Other Financial Data
Net cash provided by operating activities [5]	$513.4	$689.0	$696.4	$635.9	$380.1
Ratios of earnings to fixed charges	4.2	4.1	3.8	2.6	3.2

As of December 31,	2016	2015	2014	2013	2012
Balance Sheet Data
Cash and cash equivalents and marketable securities	$1,100.6	$1,509.7	$1,667.2	$1,642.1	$2,590.8
Total assets	12,485.2	12,585.1	12,736.6	12,896.9	13,475.7
Total debt	1,690.3	1,745.1	1,705.5	1,640.8	2,410.7
Total liabilities	10,175.7	10,331.4	10,328.0	10,397.0	10,791.9
Preferred stock – Series B	0.0	0.0	0.0	0.0	221.5
Total stockholders’ equity	2,056.7	2,001.8	2,151.2	2,250.8	2,456.6

1	The year ended December 31, 2013 included a charge of $60.6 from the effects of restructuring and related costs.

2
The year ended December 31, 2016 included a net reversal of valuation allowances of $12.2, a benefit of $10.4 from the adoption of the Financial Accounting Standards Board Accounting Standards Update (ASU) 2016-09, a benefit of $23.4 related to the conclusion and settlement of a tax examination of previous years and a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns. The year ended December 31, 2014 included a net reversal of valuation allowances of $67.6.

3
The year ended December 31, 2016 included losses of $39.0, net of tax, on sales of businesses. The year ended December 31, 2015 included losses of $47.1, net of tax, on sales of businesses. The years ended December 31, 2014 and 2013 included losses of $6.6 and $28.3, net of tax, related to our early extinguishment of debt, respectively. The year ended December 31, 2013 included a loss of $50.9, net of tax, from the effects of restructuring and related costs. The year ended December 31, 2012 included a gain of $57.2, net of tax related to the sales of our holdings in Facebook.

4
Refer to "Earnings Per Share" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further detail on the basic and diluted earnings per share impacts for the years ended December 31, 2016, 2015 and 2014. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax, as well as a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2012 included a positive impact of $0.14 and $0.12 per share, respectively, from the gain recorded for the sale of our holdings in Facebook, net of tax.

5	We have revised our prior-period Consolidated Statements of Cash Flows to reflect the adoption of ASU 2016-09 and ASU 2016-15.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2016 compared to 2015 and 2015 compared to 2014.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 14 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2016 or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY
Our organic revenue increase in 2016 was driven by growth throughout all our geographic regions, which was a result of growth with existing clients and net new business wins. The growth in our domestic market was across nearly all of our major disciplines. Our international organic increase was across all disciplines, with notable contributions from the United Kingdom, the Latin America region and Continental Europe. We continued to have strong growth in demand for our full range of services, including creative, digital, media and marketing services across most of our regional markets. We carefully managed our operating expenses, which reflected investments made in our agencies to support our new business portfolio, service our existing clients and grow our capabilities.
Overall demand for our services by clients remains solid, though with challenging economic conditions in some parts of the world, marketers continue to show a measure of caution. We continue to derive substantial benefit from our diversified client base, our global footprint and the broad range and strength of our professional offerings. We continued to enhance our businesses during 2016 by making investments in creative and strategic talent that emphasize our growth priorities: fast-growth digital marketing channels, high-growth geographic regions, creative talent and strategic world markets. We believe our continued investment in tools, technology and process improvements will create efficiencies in the delivery of our services.
We continued to enhance value to our shareholders through common stock dividends, share repurchases and improvements in our balance sheet. Basic earnings per share available to IPG common stockholders for the years ended December 31, 2016, 2015 and 2014 were $1.53, $1.11 and $1.14 per share, respectively. Diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 were $1.49, $1.09 and $1.12 per share, respectively. Basic and diluted earnings per share for the year ended December 31, 2016 included a net positive impact of $0.23 and $0.22 per share, respectively, from various tax items as discussed in further detail in the "Income Taxes" and "Earnings Per Share" sections of our MD&A. Both basic and diluted earnings per share for the year ended December 31, 2016 included a negative impact of $0.10 per share from the losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Both basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from the losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal of valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 also included a negative impact of $0.01 and $0.02 per share, respectively, from the loss on early extinguishment of debt, net of tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present a summary of financial performance for the year ended December 31, 2016, as compared with the same periods in 2015 and 2014.

	Years ended December 31,
	2016		2015
% Increase / (Decrease)	Total	Organic	Total	Organic
Revenue	3.1%	5.0%	1.0%	6.1%
Salaries and related expenses	3.7%	5.7%	0.8%	5.6%
Office and general expenses	(0.7)%	2.0%	(2.3)%	2.8%

		Years ended December 31,
		2016	2015	2014
Operating margin		12.0%	11.5%	10.5%
Expenses as % of revenue:
Salaries and related expenses		64.2%	63.8%	64.0%
Office and general expenses		23.8%	24.7%	25.6%

Net income available to IPG common stockholders		$608.5	$454.6	$477.1

Earnings per share available to IPG common stockholders:
Basic		$1.53	$1.11	$1.14
Diluted		$1.49	$1.09	$1.12

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most impacted our results during 2016 included the British Pound Sterling and, to a lesser extent, the Argentine Peso, Brazilian Real and Japanese Yen.
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

	Year ended December 31, 2015	Components of Change			Year ended December 31, 2016	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,613.8	$(159.7)	$15.3	$377.2	$7,846.6	5.0%	3.1%
Domestic	4,475.5	0.0	14.2	195.1	4,684.8	4.4%	4.7%
International	3,138.3	(159.7)	1.1	182.1	3,161.8	5.8%	0.7%
United Kingdom	687.7	(77.8)	27.6	58.2	695.7	8.5%	1.2%
Continental Europe	697.2	(8.1)	(29.2)	39.9	699.8	5.7%	0.4%
Asia Pacific	916.9	(13.4)	3.8	15.7	923.0	1.7%	0.7%
Latin America	383.5	(43.5)	(14.0)	46.7	372.7	12.2%	(2.8)%
Other	453.0	(16.9)	12.9	21.6	470.6	4.8%	3.9%
During 2016, our revenue increased by $232.8, or 3.1%, compared to 2015, comprised of an organic revenue increase of $377.2, or 5.0%, and the effect of net acquisitions of $15.3, partially offset by an adverse foreign currency rate impact of $159.7. Our organic revenue increase was throughout all geographic regions, attributable to a combination of higher spending from existing clients and net client wins in most client sectors, notably in the healthcare and technology and telecom sectors. The organic increase in our domestic market was driven by growth across nearly all disciplines, most notably at our digital specialist agencies and advertising businesses. In our international markets, the organic revenue increase was driven by growth across all disciplines, most notably at our media business in all geographic regions, primarily in Continental Europe, led by Germany, as well as our events business, where we had an increase in the United Kingdom offset by a decrease in the Asia Pacific region. Also contributing to our international organic revenue increase were our digital specialist agencies, primarily in the Latin America region and the Other region, led by Canada, and our public relations agencies, primarily in the United Kingdom and the Asia Pacific region.

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
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2016		2015		2014
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$5,038.1	64.2%	$4,857.7	63.8%	$4,820.4	64.0%
Office and general expenses	1,870.5	23.8%	1,884.2	24.7%	1,928.3	25.6%
Total operating expenses	$6,908.6		$6,741.9		$6,748.7
Operating income	$938.0	12.0%	$871.9	11.5%	$788.4	10.5%
In 2016, our change in revenue of 3.1% from 2015 outpaced an increase in total operating expenses of 2.5%, resulting in operating margin expansion to 12.0% from 11.5%. In 2015, our change in revenue of 1.0% from 2014, compared with a decrease in total operating expenses of 0.1%, resulting in operating margin expansion to 11.5% from 10.5%. Our operating income grew 7.6% in 2016 to $938.0, and 10.6% in 2015 to $871.9.

Salaries and Related Expenses
Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive awards, costs for temporary workers, severance and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels; however, salaries may fluctuate due to the timing of the hiring of personnel, including freelancers, to support revenue growth and changes in the performance levels and types of employee incentive awards. Additionally, we may take severance actions in areas where we have or anticipate decreases in operating performance or to enhance our teams or leadership. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year in which they are earned, and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, assumptions regarding forfeiture rates, the change in our stock price, actual results and changes to our projected results, which could impact the achievement of certain performance targets.

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2015 - 2016	$4,857.7	$(99.7)	$2.2	$277.9	$5,038.1	5.7%	3.7%
2014 - 2015	4,820.4	(250.1)	17.1	270.3	4,857.7	5.6%	0.8%
Salaries and related expenses in 2016 increased by $180.4 compared to 2015, comprised of an organic increase of $277.9 and the effect of net acquisitions of $2.2, partially offset by a favorable foreign currency rate impact of $99.7. The organic increase was primarily attributable to an increase in base salaries, benefits and tax as a result of increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months, and higher long-term incentive awards expense, as a result of improved financial performance. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in 2016 to 64.2% from 63.8% when compared to the prior year.
Salaries and related expenses in 2015 increased by $37.3 compared to 2014, comprised of an organic increase of $270.3 and the effect of net acquisitions of $17.1, largely offset by a favorable foreign currency rate impact of $250.1. The organic increase was primarily attributable to an increase in base salaries, benefits and temporary help, primarily due to increases in our workforce at businesses where we had revenue growth or new business wins, most notably in the domestic market and in the Asia Pacific region. Also contributing to the organic increase was higher incentive awards expense resulting from improved financial performance. Our staff cost ratio decreased in 2015 to 63.8% from 64.0% in 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table details our staff cost ratio.

	Years ended December 31,
	2016	2015	2014
Salaries and related expenses	64.2%	63.8%	64.0%
Base salaries, benefits and tax	52.6%	52.7%	52.6%
Incentive expense	4.0%	3.7%	3.5%
Severance expense	0.9%	0.9%	0.9%
Temporary help	3.7%	3.6%	3.8%
All other salaries and related expenses	3.0%	2.9%	3.2%

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

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2015 - 2016	$1,884.2	$(43.6)	$(8.7)	$38.6	$1,870.5	2.0%	(0.7)%
2014 - 2015	1,928.3	(101.5)	2.6	54.8	1,884.2	2.8%	(2.3)%
Office and general expenses in 2016 decreased by $13.7 compared to 2015, due to a favorable foreign currency rate impact of $43.6 and the effect of net divestitures of $8.7, partially offset by an organic increase of $38.6. The organic increase was attributable to higher occupancy costs as well as increases in adjustments to contingent acquisition obligations, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects that decreased in size or did not recur during 2016. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in 2016 to 23.8% from 24.7% in 2015.
Office and general expenses in 2015 decreased by $44.1 compared to 2014, due to a favorable foreign currency rate impact of $101.5, partially offset by an organic increase of $54.8 and the effect of net acquisitions of $2.6. The organic increase was due to increased general expenses and spending to support new and existing business activity. The organic increase was also attributable to an increase in reserves for certain contingencies, as well as an increase in professional fees, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects that decreased in size or did not recur during 2015. Our office and general expense ratio decreased in 2015 to 24.7% from 25.6% in 2014.
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

	Years ended December 31,
	2016	2015	2014
Office and general expenses	23.8%	24.7%	25.6%
Professional fees	1.5%	1.6%	1.5%
Occupancy expense (excluding depreciation and amortization)	6.5%	6.3%	6.7%
Travel & entertainment, office supplies and telecommunications	3.1%	3.3%	3.4%
All other office and general expenses	12.7%	13.5%	14.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2016	2015	2014
Cash interest on debt obligations	$(78.4)	$(74.6)	$(78.9)
Non-cash interest	(12.2)	(11.2)	(6.0)
Interest expense	(90.6)	(85.8)	(84.9)
Interest income	20.1	22.8	27.4
Net interest expense	(70.5)	(63.0)	(57.5)
Other expense, net	(37.3)	(46.7)	(10.2)
Total (expenses) and other income	$(107.8)	$(109.7)	$(67.7)
Net Interest Expense
For 2016, net interest expense increased by $7.5 as compared to 2015, primarily due to increased cash interest expense from uncommitted credit lines in order to meet working capital needs.
For 2015, net interest expense increased by $5.5 as compared to 2014, primarily due to lower interest income in the current year. Cash interest expense decreased primarily due to the retirement of our 6.25% Senior Unsecured Notes due 2014 (the "6.25% Notes") in the second quarter of 2014, partially offset by the issuance of our 4.20% Senior Notes due 2024 (the "4.20% Notes") in the second quarter of 2014. Non-cash interest expense increased primarily due to revaluations of mandatorily redeemable noncontrolling interests.

Other Expense, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2016	2015	2014
(Losses) gains on sales of businesses and investments, net	$(39.7)	$(49.6)	$0.8
Loss on early extinguishment of debt	0.0	0.0	(10.4)
Other income (expense), net	2.4	2.9	(0.6)
Total other expense, net	$(37.3)	$(46.7)	$(10.2)
(Losses) Gains on Sales of Businesses and Investments, net – During 2016, the amounts recognized are related to the sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within both our Integrated Agency Networks ("IAN") and Constituency Management Group ("CMG") segments. During 2015, the amounts recognized are related to the sales of businesses within both our IAN and CMG segments and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within our IAN segment. The businesses held for sale as of each year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Loss on Early Extinguishment of Debt – During 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Notes.

INCOME TAXES

	Years ended December 31,
	2016	2015	2014
Income before income taxes	$830.2	$762.2	$720.7
Provision for income taxes	$198.0	$282.8	$216.5
Effective income tax rate	23.8%	37.1%	30.0%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2016, our effective income tax rate of 23.8% was positively impacted by a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns for tax years 2014 and 2015 primarily related to foreign tax credits and, to a lesser extent, research and development credits based on the conclusion of multi-year studies; the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4; the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe; $10.4 related to the adoption of the Financial Accounting Standards Board (the "FASB") Accounting Standards Update 2016-09, Stock Compensation; and various changes in state income tax laws as well as the recognition of previously unrecognized state tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by a revaluation of deferred tax assets as a result of a statutory tax rate change in Continental Europe, losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.
In 2015, our effective income tax rate of 37.1% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and from the losses on sales of businesses for which we did not receive a full tax benefit. The negative impacts to our tax rates were partially offset by the recognition of previously unrecognized tax benefits as a result of the reversal of valuation allowances in Continental Europe and the settlement of a 2010 income tax audit.
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
See Note 7 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2016, 2015 and 2014 were $1.53, $1.11 and $1.14 per share, respectively. Diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 were $1.49, $1.09 and $1.12 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2016 included a net positive impact of $0.23 and $0.22 per share, respectively, from the various tax items previously quantified in the Income Taxes section of this MD&A, partially offset by a negative impact of $0.10 per share from the losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Both basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from the losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Both basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal on valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 also included a negative impact of $0.01 and $0.02 per share, respectively, from a loss on early extinguishment of debt, net of tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Segment Results of Operations
As discussed in Note 12 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2016: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
REVENUE

	Year ended December 31, 2015	Components of Change			Year ended December 31, 2016	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,144.9	$(128.8)	$(21.7)	$324.5	$6,318.9	5.3%	2.8%
Domestic	3,520.8	0.0	(7.7)	175.6	3,688.7	5.0%	4.8%
International	2,624.1	(128.8)	(14.0)	148.9	2,630.2	5.7%	0.2%
During 2016, IAN revenue increased by $174.0 compared to 2015, comprised of an organic revenue increase of $324.5, partially offset by an adverse foreign currency rate impact of $128.8 and the effect of net divestitures of $21.7. The organic revenue increase was primarily attributable to a combination of higher spending and net client wins in most client sectors, most notably in the healthcare sector. The organic revenue increase in our domestic market was driven by growth across all disciplines, most notably at our digital specialist agencies and advertising businesses. The international organic revenue increase was driven by growth across all disciplines, most notably at our media businesses in all geographic regions, primarily in Continental Europe, led by Germany, and our Other region, primarily in Canada, and our digital specialist agencies in the Latin America region and Canada.

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

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Segment operating income	$895.3	$847.4	$774.0	5.7%	9.5%
Operating margin	14.2%	13.8%	12.7%

Operating income increased during 2016 when compared to 2015 due to an increase in revenue of $174.0 and a decrease in office and general expenses of $2.7, partially offset by an increase in salaries and related expenses of $128.8. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and tax as well as temporary help, primarily attributable to increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months. The decrease in office and general expenses was attributable to lower charges for contingencies and lower professional consulting fees, partially offset by higher occupancy costs and increases in adjustments to contingent acquisition obligations as compared to the prior year.
Operating income increased during 2015 when compared to 2014 due to an increase in revenue of $68.6 and a decrease in office and general expenses of $14.7, partially offset by an increase in salaries and related expenses of $9.9. The decrease in office and general expenses was attributable to lower occupancy costs, including an incentive from a lease buyout, and lower adjustments

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

to contingent acquisition obligations as compared to the prior year. Partially offsetting the decrease in office and general expenses was a net increase in reserves for certain contingencies. The increase in salaries and related expenses was primarily driven by increases in our workforce at businesses and in regions where we had revenue growth from existing clients and net new business wins. Also contributing to the increase in salaries and related expenses was higher incentive awards expense.

CMG
REVENUE

	Year ended December 31, 2015	Components of Change			Year ended December 31, 2016	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,468.9	$(30.9)	$37.0	$52.7	$1,527.7	3.6%	4.0%
Domestic	954.7	0.0	21.9	19.5	996.1	2.0%	4.3%
International	514.2	(30.9)	15.1	33.2	531.6	6.5%	3.4%
During 2016, CMG revenue increased by $58.8 compared to 2015, comprised of an organic revenue increase of $52.7 and the effect of net acquisitions of $37.0, largely offset by an adverse foreign currency rate impact of $30.9. The organic revenue increase in our international markets was driven by our public relations businesses, primarily in the Asia Pacific region, as well as our events businesses, where we had an increase in the United Kingdom offset by a decrease in the Asia Pacific region. The domestic organic revenue increase was primarily attributable to an increase in our public relations businesses, primarily in the technology and telecom and healthcare sectors, offset by a decline in our events marketing business.

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

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Segment operating income	$189.9	$166.3	$163.9	14.2%	1.5%
Operating margin	12.4%	11.3%	11.2%
Operating income increased during 2016 when compared to 2015 due to an increase in revenue of $58.8 and a decrease in office and general expenses of $3.7, partially offset by an increase in salaries and related expenses of $38.9. The increase in salaries and related expenses was attributable to an increase in base salaries, benefits and tax primarily due to increases in our workforce to support business growth over the last twelve months. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal that decreased in size or did not recur during the current year.
Operating income increased during 2015 when compared to 2014 due to an increase in revenue of $8.1 and a decrease in office and general expenses of $22.0, partially offset by an increase in salaries and related expenses of $27.7. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal that decreased in size or did not recur during the current year. The increase in salaries and related expenses was due to increases in our workforce, most notably at our public relations business, to support business growth and increases due to acquisitions.

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
Corporate and other expenses increased during 2016 by $5.4 to $147.2 compared to 2015. Corporate and other expenses decreased during 2015 by $7.7 to $141.8 compared to 2014.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2016	2015	2014
Net income, adjusted to reconcile net income to net cash provided by operating activities [1]	$1,023.2	$848.8	$843.0
Net cash used in working capital [2]	(414.3)	(99.4)	(113.2)
Changes in other non-current assets and liabilities using cash	(95.5)	(60.4)	(33.4)
Net cash provided by operating activities	$513.4	$689.0	$696.4
Net cash used in investing activities	(263.9)	(199.7)	(198.9)
Net cash used in financing activities	(666.4)	(490.9)	(372.7)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Operating Activities
Net cash provided by operating activities during 2016 was $513.4, which was a decrease of $175.6 as compared to 2015, primarily as a result of an increase in working capital usage of $314.9. Due to the seasonality of our business, we typically use cash from working capital in the first half of a year and generate cash from working capital in the second half of a year, with the largest impacts generally in the first and fourth quarters. Our net working capital usage in 2016 was primarily attributable to our media businesses.
Net cash provided by operating activities during 2015 was $689.0, which was a decrease of $7.4 as compared to 2014. Our net working capital usage in 2015 was primarily attributable to our media businesses.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Investing Activities
Net cash used in investing activities during 2016 primarily consisted of payments for capital expenditures of $200.7, related mostly to leasehold improvements and computer hardware and software, and payments for acquisitions of $52.0, net of cash acquired.
Net cash used in investing activities during 2015 primarily related to payments for capital expenditures of $161.1, largely attributable to purchases of leasehold improvements and computer hardware.

Financing Activities
Net cash used in financing activities during 2016 is primarily driven by the repurchase of 13.3 shares of our common stock for an aggregate cost of $303.3, including fees, and the payment of dividends of $238.4 on our common stock.
Net cash used in financing activities during 2015 primarily related to the repurchase of our common stock and payment of dividends. We repurchased 13.6 shares of our common stock for an aggregate cost of $285.2, including fees, and made dividend payments of $195.5 on our common stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in an increase of $11.6 in 2016, primarily a result of the U.S. Dollar being weaker than the Brazilian Real as of December 31, 2016 compared to December 31, 2015.
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

	December 31,
Balance Sheet Data	2016	2015
Cash, cash equivalents and marketable securities	$1,100.6	$1,509.7

Short-term borrowings	$85.7	$132.9
Current portion of long-term debt	323.9	1.9
Long-term debt	1,280.7	1,610.3
Total debt	$1,690.3	$1,745.1

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

Funding Requirements
Our most significant funding requirements include our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes and debt service. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Notable funding requirements include:

•
Debt service - Our 2.25% Senior Notes in aggregate principal amount of $300.0 mature on November 15, 2017, and a $22.6 note classified within our Other notes payable is due on June 30, 2017. We expect to use available cash to fund the retirement of the outstanding notes upon maturity. The remainder of our debt is primarily long-term, with maturities scheduled through 2024. See the table below for the maturity schedule of our long-term debt.

•
Acquisitions – We paid cash of $52.1, net of cash acquired of $13.6, for acquisitions completed in 2016. We also paid $0.5 in up-front payments and $59.3 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $77.0 in 2017 related to prior-year acquisitions. We may also be required to pay approximately $31.0 in 2017 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – During 2016, we paid four quarterly cash dividends of $0.15 per share on our common stock, which corresponded to aggregate dividend payments of $238.4. On February 10, 2017, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.18 per share, payable on March 15, 2017 to holders of record as of the close of business on March 1, 2017. Assuming we pay a quarterly dividend of $0.18 per share and there is no significant change in the number of outstanding shares as of December 31, 2016, we would expect to pay approximately $280.0 over the next twelve months.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2016 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2017	2018	2019	2020	2021
Long-term debt [1]	$323.9	$1.8	$1.7	$0.8	$0.0	$1,276.4	$1,604.6
Interest payments on long-term debt [1]	57.3	51.3	51.3	51.0	49.8	66.2	326.9
Non-cancelable operating lease obligations [2]	329.4	305.5	279.8	254.8	226.4	796.2	2,192.1
Contingent acquisition payments [3]	111.6	108.1	58.0	12.8	30.0	15.6	336.1
Uncertain tax positions [4]	24.0	123.2	66.4	18.2	5.1	9.8	246.7
Total	$846.2	$589.9	$457.2	$337.6	$311.3	$2,164.2	$4,706.4

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

3
We have structured certain acquisitions with additional contingent purchase price obligations based on factors including future performance of the acquired entity. See Note 4 and Note 13 to the Consolidated Financial Statements for further information.

4	The amounts presented are estimates due to inherent uncertainty of tax settlements, including the ability to offset liabilities with tax loss carryforwards.

Share Repurchase Program
In February 2016, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2016 Share Repurchase Program"), which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2015 (the "2015 Share Repurchase Program"). We fully utilized the 2015 Share Repurchase Program during the third quarter of 2016. As of December 31, 2016, $155.4 remained available for repurchase under the 2016 Share Repurchase Program.
On February 10, 2017, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2017 Share Repurchase Program"). The new authorization is in addition to any amounts remaining for repurchase under the 2016 Share Repurchase Program. There is no expiration date associated with the share repurchase programs.
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

	December 31, 2016
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,100.6
Committed credit agreement	$1,000.0	$0.0	$4.9	$995.1
Uncommitted credit arrangements	$856.6	$85.7	$2.3	$768.6

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit historically have not been drawn upon.

At December 31, 2016, we held $698.0 of cash, cash equivalents and marketable securities in foreign subsidiaries. We have not provided U.S. federal income taxes on undistributed foreign earnings of our foreign subsidiaries because we consider such earnings to be permanently reinvested outside the United States. If in the future we distribute these amounts to the United States, an additional provision for the U.S. income and foreign withholding taxes, net of foreign tax credits, could be necessary.

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
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2016, the applicable margin was 0.10% for base rate advances and 1.10% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2016, was 0.15% on the aggregate lending commitment under the Credit Agreement.
The table below sets forth the financial covenants in effect as of December 31, 2016.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	December 31, 2016	EBITDA Reconciliation	December 31, 2016
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$938.0
Actual interest coverage ratio	18.53x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	245.8
Actual leverage ratio	1.43x	EBITDA [1]	$1,183.8

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

As of December 31, 2016, we were in compliance with all of our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2016, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities was approximately 3% as of December 31, 2016 and 2015.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2016 and 2015 the amounts netted were $1,300.6 and $1,608.3, respectively.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of February 10, 2017 are listed below.

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
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We expect to adopt the standard, which is effective January 1, 2018, using the full retrospective method; however, that determination is subject to the completion of our analysis of certain items. While we continue to assess all potential impacts of the standard, based upon our initial assessment, we currently expect an impact to the timing of revenue recognition between quarters primarily as a result of estimating variable consideration. We are still assessing whether the standard will result in a change in the number of performance obligations within our contractual arrangements, and what impact, if any, the standard will have on our assessment of principal versus agent in connection with media buying, production and studio work, and our events businesses. Additionally, under the new standard certain out-of-pocket expenses reimbursed by our clients will no longer be recorded in revenue.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2016 annual impairment testing. Our annual impairment review as of October 1, 2016 did not result in an impairment charge at any of our reporting units.
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
For reporting units not included in the qualitative assessment, or for any reporting units identified in the qualitative assessment as "more likely than not" that the fair value is less than its carrying value, the first step of the quantitative impairment test is performed. For our annual impairment test, we compare the respective fair value of our reporting units' equity to the carrying value of their net assets. The first step is a comparison of the fair value of each reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the quantitative impairment test is failed, and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over its carrying value, excluding goodwill. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
For our 2016 and 2015 annual impairment tests, we performed a qualitative impairment assessment for seven and ten reporting units and performed the first step of a two-step quantitative impairment test for four and two reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2016 and 2015 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2016 test, the discount rate we used for our reporting units tested were between 9.5% and 11.0%, and the terminal value growth rate for all four reporting units tested was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For the 2016 test, the revenue growth rates for our reporting units used in our analysis were generally between 3.0% and 5.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
We also perform a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of the range increases discount rates by 0.5%, and the high end of the range decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the quantitative impairment test.
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2016 and 2015 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%. When factoring in a 0.5% increase in discount rate, our results of the 2016 and 2015 tests indicate that the fair value exceeded its carrying value by more than 20% for all reporting units, except for reporting unit B whose fair value exceeded its carrying value by more than 17.5% in 2016.

	2016 Impairment Test			2015 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$1,091.6	> 85%	A	$25.8	> 135%
B	$182.1	> 20%	B	$4.9	> 275%
C	$41.0	> 65%
D	$4.9	> 115%
Based on the analysis described above, for the reporting units for which we performed the first step of the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2016, because these reporting units passed the first step of the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2016, discount rates of 4.80% for the domestic pension plan and 4.65% for the postretirement benefit plan and a weighted-average discount rate of 3.61% for the significant foreign pension plans were used to calculate 2016 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the 2016 net pension and postretirement benefit cost by approximately $0.4.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2016, we used discount rates of 4.20% for the domestic pension plan and 4.05% for the domestic postretirement benefit plan and a weighted-average discount rate of 2.52% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the December 31, 2016 benefit obligation by approximately $26.0 and $28.0, respectively.
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
For 2016, the weighted-average expected rates of return of 7.00% and 5.38% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2017, we plan to use expected rates of return of 7.00% and 4.66% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2016 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 14 to the Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2016 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 93% and 89% as of December 31, 2016 and 2015, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2016	$(26.3)	$26.9
2015	(33.7)	34.7
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of December 31, 2016.
We had $1,100.6 of cash, cash equivalents and marketable securities as of December 31, 2016 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2016 and 2015, we had interest income of $20.1 and $22.8, respectively. Based on our 2016 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $11.0, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2016 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most impacted our results during 2016 included the British Pound Sterling and, to a lesser extent, the Argentine Peso, Brazilian Real and Japanese Yen. Based on 2016 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2016 levels.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Comprehensive Income, of Cash Flows, and of Stockholders’ Equity present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 21, 2017

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2016	2015	2014
REVENUE	$7,846.6	$7,613.8	$7,537.1

OPERATING EXPENSES:
Salaries and related expenses	5,038.1	4,857.7	4,820.4
Office and general expenses	1,870.5	1,884.2	1,928.3
Total operating expenses	6,908.6	6,741.9	6,748.7

OPERATING INCOME	938.0	871.9	788.4

EXPENSES AND OTHER INCOME:
Interest expense	(90.6)	(85.8)	(84.9)
Interest income	20.1	22.8	27.4
Other expense, net	(37.3)	(46.7)	(10.2)
Total (expenses) and other income	(107.8)	(109.7)	(67.7)

Income before income taxes	830.2	762.2	720.7
Provision for income taxes	198.0	282.8	216.5
Income of consolidated companies	632.2	479.4	504.2
Equity in net income of unconsolidated affiliates	0.3	1.1	1.2
NET INCOME	632.5	480.5	505.4
Net income attributable to noncontrolling interests	(24.0)	(25.9)	(28.3)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$608.5	$454.6	$477.1

Earnings per share available to IPG common stockholders:
Basic	$1.53	$1.11	$1.14
Diluted	$1.49	$1.09	$1.12

Weighted-average number of common shares outstanding:
Basic	397.9	408.1	419.2
Diluted	408.0	415.7	425.4

Dividends declared per common share	$0.60	$0.48	$0.38

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2016	2015	2014
NET INCOME	$632.5	$480.5	$505.4

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	(55.9)	(256.8)	(194.3)
Less: reclassification adjustments recognized in net income	3.7	23.3	(0.9)
	(52.2)	(233.5)	(195.2)

Available-for-sale securities:
Changes in market value of available-for-sale securities	0.5	0.5	0.7
Less: recognition of previously unrealized gains included in net income	(1.3)	0.0	0.0
Income tax effect	0.1	0.0	(0.3)
	(0.7)	0.5	0.4

Derivative instruments:
Changes in fair value of derivative instruments	0.0	0.0	(0.6)
Less: recognition of previously unrealized losses included in net income	2.0	2.0	1.9
Income tax effect	(0.8)	(0.7)	(0.5)
	1.2	1.3	0.8

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(85.4)	14.2	(55.5)
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net income	5.4	10.6	10.0
Less: settlement and curtailment losses (gains) included in net income	0.4	(0.2)	0.5
Other	(2.0)	0.4	0.5
Income tax effect	15.3	(6.4)	10.4
	(66.3)	18.6	(34.1)

Other comprehensive loss, net of tax	(118.0)	(213.1)	(228.1)
TOTAL COMPREHENSIVE INCOME	514.5	267.4	277.3
Less: comprehensive income attributable to noncontrolling interest	22.9	21.7	25.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$491.6	$245.7	$251.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2016	December 31, 2015
ASSETS:
Cash and cash equivalents	$1,097.6	$1,502.9
Marketable securities	3.0	6.8
Accounts receivable, net of allowance of $55.7 and $54.2	4,389.7	4,361.0
Expenditures billable to clients	1,518.1	1,594.4
Assets held for sale	203.2	12.1
Other current assets	226.4	215.9
Total current assets	7,438.0	7,693.1
Property and equipment, net	622.0	567.2
Deferred income taxes	220.3	228.4
Goodwill	3,674.4	3,608.5
Other non-current assets	530.5	487.9
TOTAL ASSETS	$12,485.2	$12,585.1

LIABILITIES:
Accounts payable	$6,303.6	$6,689.2
Accrued liabilities	794.0	748.4
Short-term borrowings	85.7	132.9
Current portion of long-term debt	323.9	1.9
Liabilities held for sale	198.8	11.9
Total current liabilities	7,706.0	7,584.3
Long-term debt	1,280.7	1,610.3
Deferred compensation	480.7	464.2
Other non-current liabilities	708.3	672.6
TOTAL LIABILITIES	10,175.7	10,331.4

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests (see Note 4)	252.8	251.9

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2016 – 394.3; 2015 – 404.4 shares outstanding: 2016 – 391.6; 2015 – 401.3	39.4	40.4
Additional paid-in capital	1,199.2	1,404.1
Retained earnings	1,804.3	1,437.6
Accumulated other comprehensive loss, net of tax	(962.5)	(845.6)
	2,080.4	2,036.5
Less: Treasury stock, at cost: 2016 - 2.7 shares; 2015 - 3.1 shares	(63.3)	(71.0)
Total IPG stockholders’ equity	2,017.1	1,965.5
Noncontrolling interests	39.6	36.3
TOTAL STOCKHOLDERS’ EQUITY	2,056.7	2,001.8
TOTAL LIABILITIES AND EQUITY	$12,485.2	$12,585.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$632.5	$480.5	$505.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	160.2	157.0	163.0
Provision for uncollectible receivables	16.7	11.4	7.4
Amortization of restricted stock and other non-cash compensation	85.6	70.3	54.3
Net amortization of bond discounts and deferred financing costs	5.6	5.8	5.1
Deferred income tax provision	45.7	49.5	83.5
Losses on sales of businesses	41.4	50.1	0.2
Other	35.5	24.2	24.1
Changes in assets and liabilities, net of acquisitions and dispositions, providing cash:
Accounts receivable	(220.7)	(236.1)	(20.1)
Expenditures billable to clients	(2.2)	(237.8)	83.5
Other current assets	(4.2)	(9.2)	(57.2)
Accounts payable	(126.1)	419.0	(159.2)
Accrued liabilities	(61.1)	(35.3)	39.8
Other non-current assets and liabilities	(95.5)	(60.4)	(33.4)
Net cash provided by operating activities	513.4	689.0	696.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(200.7)	(161.1)	(148.7)
Acquisitions, net of cash acquired	(52.0)	(28.6)	(67.8)
Other investing activities	(11.2)	(10.0)	17.6
Net cash used in investing activities	(263.9)	(199.7)	(198.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(303.3)	(285.2)	(275.1)
Common stock dividends	(238.4)	(195.5)	(159.0)
Net (decrease) increase in short term bank borrowings	(56.2)	51.8	(66.3)
Acquisition-related payments	(40.8)	(53.1)	(13.6)
Tax payments for employee shares withheld	(23.1)	(17.6)	(14.8)
Distributions to noncontrolling interests	(13.7)	(15.9)	(17.0)
Purchase of long-term debt	(1.8)	(2.0)	(351.2)
Exercise of stock options	10.2	13.5	20.1
Proceeds from issuance of long-term debt	0.0	0.1	499.1
Excess tax benefit on share-based compensation	0.0	10.2	16.7
Other financing activities	0.7	2.8	(11.6)
Net cash used in financing activities	(666.4)	(490.9)	(372.7)
Effect of foreign exchange rate changes on cash and cash equivalents	11.6	(156.1)	(101.0)
Net (decrease) increase in cash and cash equivalents	(405.3)	(157.7)	23.8
Cash and cash equivalents at beginning of period	1,502.9	1,660.6	1,636.8
Cash and cash equivalents at end of period	$1,097.6	$1,502.9	$1,660.6
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	530.9	$53.0	$2,975.2	$864.5	$(411.2)	$(1,266.3)	$2,215.2	$35.6	$2,250.8
Net income				477.1			477.1	28.3	505.4
Other comprehensive loss					(225.5)		(225.5)	(2.6)	(228.1)
Reclassifications related to redeemable noncontrolling interests			(3.5)				(3.5)	(4.2)	(7.7)
Noncontrolling interest transactions			2.1				2.1	(4.4)	(2.3)
Distributions to noncontrolling interests								(17.0)	(17.0)
Change in redemption value of redeemable noncontrolling interests				1.5			1.5		1.5
Repurchase of common stock						(275.1)	(275.1)		(275.1)
Retirement of treasury stock	(121.9)	(12.2)	(1,510.2)			1,522.4	0.0		0.0
Common stock dividends				(159.0)			(159.0)		(159.0)
Stock-based compensation	3.0	0.3	63.5				63.8		63.8
Exercise of stock options	1.7	0.2	20.1				20.3		20.3
Shares withheld for taxes	(0.9)	(0.1)	(14.9)				(15.0)		(15.0)
Excess tax benefit from stock-based compensation			15.2				15.2		15.2
Other				(0.8)			(0.8)	(0.8)	(1.6)
Balance at December 31, 2014	412.8	$41.2	$1,547.5	$1,183.3	$(636.7)	$(19.0)	$2,116.3	$34.9	$2,151.2
Net income				454.6			454.6	25.9	480.5
Other comprehensive loss					(208.9)		(208.9)	(4.2)	(213.1)
Reclassifications related to redeemable noncontrolling interests								(6.0)	(6.0)
Noncontrolling interest transactions								1.2	1.2
Distributions to noncontrolling interests								(15.9)	(15.9)
Change in redemption value of redeemable noncontrolling interests				(3.9)			(3.9)		(3.9)
Repurchase of common stock						(285.2)	(285.2)		(285.2)
Retirement of treasury stock	(11.3)	(1.2)	(232.0)			233.2	0.0		0.0
Common stock dividends				(195.5)			(195.5)		(195.5)
Stock-based compensation	2.4	0.3	83.1				83.4		83.4
Exercise of stock options	1.3	0.2	13.5				13.7		13.7
Shares withheld for taxes	(0.8)	(0.1)	(17.7)				(17.8)		(17.8)
Excess tax benefit from stock-based compensation			10.2				10.2		10.2
Other			(0.5)	(0.9)			(1.4)	0.4	(1.0)
Balance at December 31, 2015	404.4	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	404.4	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
Net income				608.5			608.5	24.0	632.5
Other comprehensive loss					(116.9)		(116.9)	(1.1)	(118.0)
Reclassifications related to redeemable noncontrolling interests								(5.8)	(5.8)
Noncontrolling interest transactions								(1.4)	(1.4)
Distributions to noncontrolling interests								(13.7)	(13.7)
Change in redemption value of redeemable noncontrolling interests				(2.1)			(2.1)		(2.1)
Repurchase of common stock						(303.3)	(303.3)		(303.3)
Retirement of treasury stock	(13.7)	(1.4)	(309.6)			311.0	0.0		0.0
Common stock dividends				(238.4)			(238.4)		(238.4)
Stock-based compensation	3.5	0.4	116.7				117.1		117.1
Exercise of stock options	1.2	0.1	10.2				10.3		10.3
Shares withheld for taxes	(1.1)	(0.1)	(23.2)				(23.3)		(23.3)
Other			1.0	(1.3)			(0.3)	1.3	1.0
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,804.3	$(962.5)	$(63.3)	$2,017.1	$39.6	$2,056.7

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

Reclassifications
Certain reclassifications and immaterial revisions have been made to the prior period financial statements to conform to the current-year presentation.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2016 annual impairment testing. Our annual impairment review as of October 1, 2016 did not result in an impairment charge for any of our reporting units.
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
The fair value of a reporting unit for 2016 and 2015 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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

Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in pre-tax gains of $2.1 and $2.0 in 2016 and 2015, respectively, and a pre-tax loss of $1.4 in 2014.
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

Earnings Per Share (“EPS”)
Basic EPS available to IPG common stockholders equals net income available to IPG common stockholders divided by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS equals net income available to IPG common stockholders divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued.
Diluted EPS reflect the potential dilution that would occur if certain potentially dilutive securities were exercised. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later) and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise and, as it relates to stock-based compensation, the amount of compensation cost attributed to future service not yet recognized. These proceeds are then assumed to be used to purchase common stock at the average market price of our stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.
We may be required to calculate basic EPS using the two-class method as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2016, 2015 and 2014, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

In October 2016, we retired 13.7 shares of our treasury stock, which resulted in a reduction in common stock of $1.4, treasury stock of $311.0 and APIC of $309.6. In October 2015, we retired 11.3 shares of our treasury stock, which resulted in a reduction in common stock of $1.2, treasury stock of $233.2 and APIC of $232.0. In November 2014, we retired 121.9 shares of our treasury stock, which resulted in a reduction in common stock of $12.2, treasury stock of $1,522.4 and APIC of $1,510.2. There was no effect on total stockholders' equity as a result of these retirements.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2016		2015
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount and issuance costs of $0.1 and $0.5, respectively)	2.30%	$299.4	$301.4	$298.8	$299.3
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.7 and $1.3, respectively)	4.13%	247.0	258.4	246.4	250.9
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.9 and $2.5, respectively)	4.32%	496.6	503.3	496.0	484.8
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.8 and $3.0, respectively)	4.24%	496.2	511.6	495.8	496.4
Other notes payable and capitalized leases		65.4	65.4	75.2	75.2
Total long-term debt		1,604.6		1,612.2
Less: current portion		323.9		1.9
Long-term debt, excluding current portion		$1,280.7		$1,610.3

1	See Note 10 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2016.

2017	$323.9
2018	1.8
2019	1.7
2020	0.8
2021	0.0
Thereafter	1,276.4
Total long-term debt	$1,604.6

For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2016 and 2015, we had total unamortized debt issuance costs of $12.3 and $15.0, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Credit Agreements
We maintain a committed corporate credit facility and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2016 and 2015, there were no borrowings under our committed corporate credit facility. However, there were borrowings under some of the uncommitted facilities to manage working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities was approximately 3% as of December 31, 2016 and 2015.
A summary of our credit facilities is presented below.

	December 31,
	2016				2015
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed credit agreement	$1,000.0	$0.0	$4.9	$995.1	$1,000.0	$0.0	$3.7	$996.3
Uncommitted credit agreements	$856.6	$85.7	$2.3	$768.6	$744.5	$132.9	$1.1	$610.5
On October 20, 2015, we amended and restated our committed credit agreement, originally dated as of July 18, 2008 (as amended and restated, the "Credit Agreement"). The Credit Agreement is a revolving facility, with a maturity date of October 20, 2020, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2016, the applicable margin was 0.10% for base rate advances and 1.10% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2016, was 0.15% on the aggregate lending commitment under the Credit Agreement.
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

We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2016.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2016 and 2015 the amounts netted were $1,300.6 and $1,608.3, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2016	2015	2014
Net income available to IPG common stockholders	$608.5	$454.6	$477.1

Weighted-average number of common shares outstanding - basic	397.9	408.1	419.2
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	10.1	7.6	6.2
Weighted-average number of common shares outstanding - diluted	408.0	415.7	425.4

Earnings per share available to IPG common stockholders:
Basic	$1.53	$1.11	$1.14
Diluted	$1.49	$1.09	$1.12
As part of the adoption of Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-09, our excess tax benefit is no longer included in our calculation of diluted shares under the treasury stock method, resulting in an increase of 1.0 shares in the effect of dilutive securities for the year ended December 31, 2016.

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
For acquisitions we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 13 for further information on contingent acquisition obligations. Redeemable noncontrolling interests are adjusted quarterly to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impacts retained earnings, except for foreign currency translation adjustments. The following table presents changes in our redeemable noncontrolling interests.

	Years ended December 31,
	2016	2015	2014
Balance at beginning of period	$251.9	$257.4	$249.1
Change in related noncontrolling interest balance	4.9	0.8	3.2
Changes in redemption value of redeemable noncontrolling interests:
Additions	6.8	16.5	18.7
Redemptions and reclassifications	(14.8)	(25.1)	(7.9)
Redemption value adjustments	4.0	2.3	(5.7)
Balance at end of period	$252.8	$251.9	$257.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

For all acquisitions, if a portion of the deferred payments and purchases of additional interests after the effective date of purchase are contingent upon employment terms, then that amount is accounted for separately from the business combination and recognized as compensation expense over the required earn-out period. Payments deemed as compensation are excluded from the fair value purchase price allocation to tangible net assets and intangible assets acquired.
During 2016, we completed ten acquisitions, three of which were included in the Integrated Agency Networks ("IAN") operating segment, and seven of which were included in the Constituency Management Group ("CMG") operating segment. The most significant acquisitions include a product and service design consultancy based in the U.S., an integrated healthcare marketing communications agency based in the U.S., a content creation and digital agency with offices in the U.S. and the U.K., a mobile consultancy and application development agency based in the U.K., a full-service public relations and digital agency based in China, a search engine optimization and digital content marketing agency based in the U.K., and a mobile focused digital agency based in the U.K. During 2016, we recorded approximately $149.0 of goodwill and intangible assets related to our acquisitions.
During 2015, we completed five acquisitions, four of which were included in the IAN operating segment, and one of which was included in the CMG operating segment. The most significant acquisitions include a full-service digital agency in the U.K., a group of creative marketing agencies based in Russia, and a media planning and buying agency with significant digital capabilities in Canada. During 2015, we recorded approximately $61.0 of goodwill and intangible assets related to these acquisitions.
During 2014, we completed eight acquisitions, six of which were included in the IAN operating segment, and two of which were included in the CMG operating segment. The most significant acquisitions included a global full-service digital agency, a digital agency in the United States and a search marketing agency in the Netherlands. During 2014, we recorded approximately $185.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2016, 2015 or 2014.
Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2016	2015	2014
Cost of investment: current-year acquisitions	$65.7	$37.8	$97.3
Cost of investment: prior-year acquisitions	40.7	53.1	14.0
Less: net cash acquired	(13.6)	(9.2)	(29.9)
Total cost of investment	92.8	81.7	81.4
Operating expense [1]	19.1	18.4	3.4

Total cash paid for acquisitions [2]	$111.9	$100.1	$84.8

1
Represents cash payments made that were either in excess of the initial value of contingent payments or contingent upon the future employment of the former owners of the acquired companies and are recorded in the operating section of the Consolidated Statements of Cash Flows.

2
Of the total cash paid for acquisitions, $52.0, $28.6 and $67.8 for the years ended December 31, 2016, 2015 and 2014, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $40.8, $53.1 and $13.6 for the years ended December 31, 2016, 2015 and 2014, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

Note 5:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2016	2015	2014
Balance at beginning of period	$54.2	$59.5	$64.9
Charges to costs and expenses	16.7	11.4	7.4
Deductions:
Dispositions	(2.5)	(2.8)	0.1
Uncollectible accounts written off	(9.4)	(9.8)	(8.1)
Foreign currency translation adjustment	(3.3)	(4.1)	(4.8)
Balance at end of period	$55.7	$54.2	$59.5

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Property and Equipment

	December 31,
	2016	2015
Furniture and equipment	$604.2	$585.1
Leasehold improvements	599.8	570.1
Internal use computer software	306.5	295.2
Land and buildings	73.1	78.7
	1,583.6	1,529.1
Less: accumulated depreciation	(961.6)	(961.9)
Total property and equipment, net	$622.0	$567.2
The total depreciation and amortization expense for property and equipment for the years ended December 31, 2016, 2015 and 2014 was $138.3, $130.9 and $133.7, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2016	2015
Salaries, benefits and related expenses	$499.0	$502.4
Office and related expenses	46.7	51.0
Acquisition obligations	77.5	50.1
Interest	17.3	17.3
Other	153.5	127.6
Total accrued liabilities	$794.0	$748.4

Other Expense, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2016	2015	2014
(Losses) gains on sales of businesses and investments, net	$(39.7)	$(49.6)	$0.8
Loss on early extinguishment of debt	0.0	0.0	(10.4)
Other income (expense), net	2.4	2.9	(0.6)
Total other expense, net	$(37.3)	$(46.7)	$(10.2)
(Losses) Gains on Sales of Businesses and Investments, net – During 2016, the amounts recognized are related to the sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within both our IAN and CMG segments. During 2015, the amounts recognized are related to the sales of businesses within both our IAN and CMG segments and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within our IAN segment. The businesses held for sale as of each year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Loss on Early Extinguishment of Debt – During 2014, we recorded a charge of $10.4 related to the redemption of our 6.25% Senior Unsecured Notes due 2014.

Share Repurchase Program
In February 2014, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2014 Share Repurchase Program"). In February 2015, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2015 Share Repurchase Program"). In February 2016, the Board authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2016 Share Repurchase Program").

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
The following table presents our share repurchase activity under our share repurchase programs.

	Years ended December 31,
	2016	2015	2014
Number of shares repurchased	13.3	13.6	14.9
Aggregate cost, including fees	$303.3	$285.2	$275.1
Average price per share, including fees	$22.76	$20.97	$18.41
We fully utilized the 2014 Share Repurchase Program in the third quarter of 2015 and the 2015 Share Repurchase Program in the third quarter of 2016. As of December 31, 2016, $155.4 remained available for repurchase under the 2016 Share Repurchase Program. The 2016 Share Repurchase Program has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2016	2015	2014
Cash paid for interest	$78.8	$74.5	$78.1
Cash paid for income taxes, net of refunds [1]	244.1	231.9	103.9

1	Refunds of $26.6, $13.0 and $21.3 were received for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 6:  Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2016 and 2015 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2014	$3,108.5	$560.7	$3,669.2
Current-year acquisitions	37.8	13.2	51.0
Foreign currency and other	(94.9)	(16.8)	(111.7)
Balance as of December 31, 2015	$3,051.4	$557.1	$3,608.5
Current-year acquisitions	32.7	89.3	122.0
Foreign currency and other	(40.3)	(15.8)	(56.1)
Balance as of December 31, 2016	$3,043.8	$630.6	$3,674.4

1	For all periods presented, we have not recorded a goodwill impairment charge.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets are comprised of both assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily consist of customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2016, 2015 and 2014 was $21.9, $26.1 and $29.4, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2016, 2015 and 2014. During 2016 and 2015, we recorded approximately $29.0 and $10.0 of intangible assets related to our acquisitions in the respective year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2016			2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$252.4	$(151.4)	$101.0	$249.0	$(150.0)	$99.0
Trade names	65.5	(28.9)	36.6	65.0	(25.7)	39.3
Other	14.3	(3.8)	10.5	13.7	(3.7)	10.0
Total	$332.2	$(184.1)	$148.1	$327.7	$(179.4)	$148.3

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2016 is listed below.

	2017	2018	2019	2020	2021
Estimated amortization expense	$22.6	$21.7	$20.0	$18.0	$17.8

Note 7:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2016	2015	2014
Domestic	$504.7	$461.0	$387.7
Foreign	325.5	301.2	333.0
Total	$830.2	$762.2	$720.7
The provision for income taxes is listed below.

	Years ended December 31,
	2016	2015	2014
U.S. federal income taxes (including foreign withholding taxes):
Current	$54.3	$117.8	$8.0
Deferred	36.6	46.9	130.7
	90.9	164.7	138.7
State and local income taxes:
Current	8.2	15.1	9.7
Deferred	(1.5)	13.0	23.8
	6.7	28.1	33.5
Foreign income taxes:
Current	89.8	100.4	115.3
Deferred	10.6	(10.4)	(71.0)
	100.4	90.0	44.3
Total	$198.0	$282.8	$216.5

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$290.6	$266.8	$252.3
State and local income taxes, net of U.S. federal income tax benefit	4.3	18.3	21.4
Impact of foreign operations, including withholding taxes	(23.9)	14.7	0.9
Change in net valuation allowance [1]	(13.4)	(20.6)	(66.0)
Divestitures	9.7	11.9	0.0
U.S. federal tax credits	(44.6)	0.0	0.0
Stock compensation	(9.0)	0.0	0.0
Increase/(decrease) in unrecognized tax benefits	(22.2)	(6.5)	5.2
Statutory tax rate changes	11.4	1.4	0.8
Other	(4.9)	(3.2)	1.9
Provision for income taxes	$198.0	$282.8	$216.5

Effective income tax rate on operations	23.8%	37.1%	30.0%

1	Reflects changes in valuation allowance that impacted the effective income tax rate for each year presented.
In 2016, our effective income tax rate of 23.8% was positively impacted by a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns for tax years 2014 and 2015 primarily related to foreign tax credits and, to a lesser extent, research and development credits based on the conclusion of multi-year studies; the settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4; the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe; $10.4 related to the early adoption of the FASB Accounting Standards Update 2016-09, Stock Compensation; and various changes in state income tax laws as well as the recognition of previously unrecognized state tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by a revaluation of deferred tax assets as a result of a statutory tax rate change in Continental Europe, losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.
In 2015, our effective income tax rate of 37.1% was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and from the losses on sales of businesses for which we did not receive a full tax benefit. The negative impacts to our tax rates were partially offset by the recognition of previously unrecognized tax benefits as a result of the reversal of valuation allowances in Continental Europe and the settlement of a 2010 income tax audit.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2016	2015
Postretirement/post-employment benefits	$23.1	$25.3
Deferred compensation	192.4	193.4
Pension costs	36.6	25.8
Basis differences in fixed assets	(80.2)	(67.5)
Rent	41.7	41.1
Interest	58.9	60.9
Accruals and reserves	17.2	29.4
Allowance for doubtful accounts	13.3	10.8
Basis differences in intangible assets	(405.0)	(408.2)
Investments in equity securities	(6.3)	(8.3)
Tax loss/tax credit carry forwards	354.6	354.5
Prepaid expenses	(2.9)	(2.3)
Deferred revenue	(32.0)	0.0
Other	44.3	60.3
Total deferred tax assets, net	255.7	315.2
Valuation allowance	(255.6)	(275.1)
Net deferred tax assets	$0.1	$40.1
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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2016	2015	2014
Balance at beginning of period	$275.1	$332.2	$467.3
Reversed to costs and expenses	(15.4)	(20.8)	(72.8)
Charged (reversed) to gross tax assets and other accounts [1]	9.5	(9.2)	(26.4)
Foreign currency translation	(13.6)	(27.1)	(35.9)
Balance at end of period	$255.6	$275.1	$332.2

1	Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In both 2016 and 2015, amounts reversed to costs and expenses primarily related to decreases in valuation allowances in Continental Europe for existing deferred tax assets.
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
As of December 31, 2016, there were $1,012.3 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $889.1 have unlimited carryforward periods and $123.2 have expiration periods from 2017 to 2036. As

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

of December 31, 2016, the Company also had $55.6 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2017 and 2036.
As of December 31, 2016 and 2015, we had $2,622.4 and $2,592.4, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the deferred income tax liability on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2016	2015	2014
Balance at beginning of period	$226.9	$238.0	$219.2
Increases as a result of tax positions taken during a prior year	65.0	5.2	29.0
Decreases as a result of tax positions taken during a prior year	(47.5)	(19.7)	(16.3)
Settlements with taxing authorities	(4.6)	(4.1)	(1.1)
Lapse of statutes of limitation	(11.8)	(3.8)	(4.1)
Increases as a result of tax positions taken during the current year	18.7	11.3	11.3
Balance at end of period	$246.7	$226.9	$238.0
Included in the total amount of unrecognized tax benefits of $246.7 as of December 31, 2016, is $221.0 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2016 and 2015 is $20.9 and $20.1, respectively, of which a detriment of $0.7 and $4.8 is included in our 2016 and 2015 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2014	$(436.3)	$0.8	$(10.9)	$(190.3)	$(636.7)
Other comprehensive (loss) income before reclassifications	(252.6)	0.5	0.0	11.7	(240.4)
Amount reclassified from accumulated other comprehensive loss, net of tax	23.3	0.0	1.3	6.9	31.5
Balance as of December 31, 2015	$(665.6)	$1.3	$(9.6)	$(171.7)	$(845.6)
Other comprehensive (loss) income before reclassifications	(54.8)	0.5	0.0	(70.7)	(125.0)
Amount reclassified from accumulated other comprehensive loss, net of tax	3.7	(1.2)	1.2	4.4	8.1
Balance as of December 31, 2016	$(716.7)	$0.6	$(8.4)	$(238.0)	$(962.5)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2016	2015	2014
Foreign currency translation adjustments [1]	$3.7	$23.3	$(0.9)	Other expense, net
Gains on available-for-sale securities	(1.3)	0.0	0.0	Other expense, net
Losses on derivative instruments	2.0	2.0	1.9	Interest expense
Amortization of defined benefit pension and postretirement plans items [2]	5.8	10.4	10.5
Tax effect	(2.1)	(4.2)	(4.3)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$8.1	$31.5	$7.2

1	These foreign currency translation adjustments are primarily a result of the sales of businesses.

2	These accumulated other comprehensive loss components are included in the computation of net periodic cost. See Note 11 for further information.

Note 9:  Incentive Compensation Plans
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
Additionally, under the 2014 PIP, we have the ability to issue performance cash awards. Performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 300% of the target amount of the original grant value, except for Executive Officers of IPG, with a range of 0% to 200%. Performance cash awards generally vest in three years. The Compensation Committee may grant performance cash awards to any eligible employee; however, no employee can receive more than $10.0 during a performance period.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The amounts of stock-based compensation expense as reflected in salaries and related expenses in our Consolidated Statements of Operations, and the related tax benefit, are listed below.

	Years ended December 31,
	2016	2015	2014
Stock options	$0.2	$1.0	$2.1
Stock-settled awards	16.0	11.6	10.0
Cash-settled awards	0.9	0.7	0.6
Performance-based awards	69.4	57.7	42.2
Employee stock purchase plan	0.7	0.7	0.6
Other [1]	0.8	0.9	1.2
Stock-based compensation expense	$88.0	$72.6	$56.7
Tax benefit	$32.1	$26.3	$20.6

1	Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. They are generally first exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment). As of December 31, 2016, all stock options granted are fully vested and exercisable.
The following table summarizes our stock option activity during 2016.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2016	6.0	$9.63
Exercised	(1.2)	9.62
Stock options outstanding as of December 31, 2016	4.8	$9.83	3.1	$61.0
There were 1.2, 1.4 and 1.7 stock options exercised in 2016, 2015 and 2014, respectively. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $15.2, $16.1 and $10.7, respectively. The cash received from the stock options exercised in 2016, 2015 and 2014 was $18.2, $20.4 and $25.2, respectively.
We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value, and our results of operations could be materially impacted. There were no stock options granted during the years ended December 31, 2016, 2015 and 2014.

Stock-Based Compensation
We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company performance against specific performance targets and could range from 0% to 300% of the target amount of shares originally granted, except for Executive Officers of IPG, with a range of 0% to 200%. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The fair value of the shares on the grant date is amortized over the vesting period, which is generally three years. Upon completion of the vesting period for cash-settled awards, the grantee is entitled to receive a payment in cash based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award. The fair value of cash-settled awards is adjusted each quarter based on our share price. The holders of stock-settled awards have absolute ownership interest in the underlying shares of common stock prior to vesting, which includes the right to vote and receive dividends. Dividends declared on common stock are accrued during the vesting period and paid when the award vests. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2016 and 2015.

	Years ended December 31,
	2016	2015	2014
Stock-Settled Awards:
Awards granted	1.1	0.8	1.2
Weighted-average grant-date fair value (per award)	$21.87	$22.07	$17.77
Total fair value of vested awards distributed	$17.5	$18.8	$12.6
Cash-Settled Awards:
Awards granted	0.1	0.1	0.1
Weighted-average grant-date fair value (per award)	$22.54	$20.46	$18.20
Total fair value of vested awards distributed	$0.7	$0.2	$0.6
Performance-Based Awards:
Awards granted	3.3	2.9	3.5
Weighted-average grant-date fair value (per award)	$19.58	$20.88	$16.56
Total fair value of vested awards distributed	$27.9	$18.7	$15.3
In conjunction with common stock dividends declared in 2016 and 2015, we accrued dividends of $1.3 and $0.9, respectively, on non-vested stock-settled awards and paid dividends of $0.6 for stock-settled awards that vested during both 2016 and 2015.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2016 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2016	2.0	$18.53	0.1	$18.75	7.1	$17.50
Granted	1.1	21.87	0.0	22.54	3.3	19.58
Vested	(0.8)	16.64	0.0	17.04	(1.3)	11.92
Forfeited	0.0	19.80	0.0	19.83	(0.6)	17.46
Non-vested as of December 31, 2016	2.3	$20.84	0.1	$20.49	8.5	$19.16
Total unrecognized compensation expense remaining	$23.7		$1.7		$90.0
Weighted-average years expected to be recognized over	1.2		1.3		1.7
Under the 2014 PIP and 2009 PIP, additional performance cash awards settled in shares were granted, all of which have been fully settled as of February 28, 2016. The total amount of the vested awards distributed during the years ended December 31, 2016 and 2015 were $28.0 and $16.6, respectively. As of December 31, 2016, there are no remaining awards of this type outstanding.
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2016, which resulted in a forfeiture rate consistent with prior years.

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

Cash Awards
During the years ended December 31, 2016, 2015 and 2014, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $5.2, $1.3 and $5.8, respectively. For those same years, we recognized $3.1, $3.0 and $3.1, respectively, in salaries and related expenses in our Consolidated Statements of Operations.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

During the years ended December 31, 2016, 2015 and 2014, the Compensation Committee granted performance awards to be settled in cash under the 2014 PIP and 2009 PIP with a total target value of $37.4, $31.8, and $33.0, respectively. For those same years, we recognized $39.8, $35.8 and $27.3, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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

Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 10.0 shares are reserved for issuance under the ESPP, of which 0.2 shares have been issued through December 31, 2016.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2016 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2016				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$440.8	$0.0	$0.0	$440.8	Cash and cash equivalents
Short-term marketable securities	3.0	0.0	0.0	3.0	Marketable securities
Long-term investments	0.4	0.0	0.0	0.4	Other assets
Total	$444.2	$0.0	$0.0	$444.2

As a percentage of total assets	3.6%	0.0%	0.0%	3.6%

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$205.4	$205.4

	December 31, 2015				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$875.7	$0.0	$0.0	$875.7	Cash and cash equivalents
Short-term marketable securities	6.8	0.0	0.0	6.8	Marketable securities
Long-term investments	0.4	0.0	0.0	0.4	Other assets
Total	$882.9	$0.0	$0.0	$882.9

As a percentage of total assets	7.0%	0.0%	0.0%	7.0%

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$143.9	$143.9

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $61.5 from December 31, 2015 to December 31, 2016 is primarily due to acquisitions and exercised put options of $105.8, partially offset by payments of $65.1. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,574.7	$65.4	$1,640.1
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

Note 11:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 3,600 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. During the third quarter of 2016, the U.K. Pension Plan was amended, and participants ceased accruing incremental service benefits, requiring the U.K. Pension Plan to be re-measured. As a result, we re-measured the benefit obligation resulting in the recognition of a pre-tax net actuarial loss of $79.2, as reflected in our Consolidated Statements of Comprehensive Income for the year ended December 31, 2016. The net actuarial loss was primarily due to an increase to the projected benefit obligation resulting from a lower discount rate, partially offset by higher actual investment returns.
The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,800 participants, is closed to new participants and is unfunded.
Differences between the aggregate income statement and balance sheet amounts listed in the tables below and the totals reported in our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets relate to non-material foreign pension and postretirement benefit plans.
From time to time, we evaluate the foreign plans to be included in the below disclosure based upon significance to our overall operations. Our evaluation consists of reviewing the Projected Benefit Obligation, Plan Assets and Funded Status of our plans to determine significance. As of December 31, 2016, the Funded Status of foreign plans that are not included in the below disclosure was in a deficit position of $55.3. The plans excluded from the below disclosure are comprised of numerous individually insignificant pension, postretirement and executive retirement plans, many of which are not required to be funded, in various foreign jurisdictions in which we operate. The effect of the change in scoping is noted within the Other caption within the tables below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Pension and Postretirement Benefit Obligation
The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

Years ended December 31,	2016	2015	2016	2015	2016	2015
Benefit Obligation
Projected benefit obligation as of January 1	$126.9	$146.9	$537.9	$589.5	$33.9	$39.5
Service cost	0.0	0.0	6.7	11.1	0.0	0.0
Interest cost	5.9	0.3	15.1	18.9	1.5	1.5
Benefits paid	(13.6)	(9.3)	(25.7)	(20.9)	(5.8)	(5.9)
Plan participant contributions	0.0	0.0	0.2	0.5	1.6	1.5
Actuarial losses (gains)	7.4	(11.0)	115.6	(28.0)	1.1	(2.3)
Settlements and curtailments	0.0	0.0	(6.3)	(2.4)	0.0	0.0
Foreign currency effect	0.0	0.0	(84.2)	(30.1)	0.0	0.0
Other	0.0	0.0	(28.7)	(0.7)	0.0	(0.4)

Projected benefit obligation as of December 31	$126.6	$126.9	$530.6	$537.9	$32.3	$33.9

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$101.1	$111.5	$399.6	$415.5	$0.0	$0.0
Actual return on plan assets	7.7	(4.3)	47.9	4.0	0.0	0.0
Employer contributions	0.0	3.2	23.2	21.6	4.2	4.4
Plan participant contributions	0.0	0.0	0.2	0.5	1.6	1.5
Benefits paid	(13.6)	(9.3)	(25.7)	(20.9)	(5.8)	(5.9)
Settlements	0.0	0.0	(2.2)	(2.0)	0.0	0.0
Foreign currency effect	0.0	0.0	(68.6)	(19.1)	0.0	0.0
Other	0.0	0.0	(8.5)	0.0	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$95.2	$101.1	$365.9	$399.6	$0.0	$0.0

Funded status of the plans at December 31	$(31.4)	$(25.8)	$(164.7)	$(138.3)	$(32.3)	$(33.9)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2016	2015	2016	2015	2016	2015
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$7.6	$8.8	$0.0	$0.0
Current liability	0.0	0.0	(5.5)	(6.4)	(3.2)	(3.5)
Non-current liability	(31.4)	(25.8)	(166.8)	(140.7)	(29.1)	(30.4)

Net liability recognized	$(31.4)	$(25.8)	$(164.7)	$(138.3)	$(32.3)	$(33.9)

Accumulated benefit obligation	$126.6	$126.9	$526.2	$518.6

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$54.9	$49.9	$183.4	$137.3	$1.7	$0.6
Prior service cost (credit)	0.0	0.0	0.9	0.6	(0.6)	(0.7)

Total amount recognized	$54.9	$49.9	$184.3	$137.9	$1.1	$(0.1)
In 2017, we estimate that we will recognize $1.6 and $5.2 of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to our domestic pension plan and significant foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2016	2015	2016	2015
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$126.6	$126.9	$525.3	$525.9
Aggregate accumulated benefit obligation	126.6	126.9	523.8	511.1
Aggregate fair value of plan assets	95.2	101.1	352.9	379.2

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$0.0	$0.0	$0.0	$6.7	$11.1	$10.3	$0.0	$0.0	$0.1
Interest cost	5.9	0.3	6.2	15.1	18.9	23.4	1.5	1.5	1.7
Expected return on plan assets	(6.6)	(7.6)	(7.3)	(18.7)	(20.6)	(24.7)	0.0	0.0	0.0
Settlement and curtailment losses (gains)	0.0	0.0	0.0	0.4	(0.2)	0.5	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.1	0.2	(0.2)	(0.1)	(0.2)
Net actuarial losses	1.3	6.5	6.6	4.2	4.1	3.4	0.0	0.0	0.0
Net periodic cost	$0.6	$(0.8)	$5.5	$7.8	$13.4	$13.1	$1.3	$1.4	$1.6

Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014

Net periodic cost
Discount rate	4.80%	4.15%	4.85%	3.61%	3.41%	4.29%	4.65%	4.00%	4.85%
Rate of compensation increase	N/A	N/A	N/A	3.18%	2.99%	3.97%	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.00%	5.38%	5.01%	6.18%	N/A	N/A	N/A

Benefit obligation
Discount rate	4.20%	4.80%	4.15%	2.52%	3.61%	3.41%	4.05%	4.65%	4.00%
Rate of compensation increase	N/A	N/A	N/A	2.36%	3.25%	2.98%	N/A	N/A	N/A

Health care cost trend rate assumed for next year
Initial rate (weighted-average)							6.75%	7.00%	7.00%
Year ultimate rate is reached							2024	2024	2019
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2016, 2015 and 2014, we determined our discount rates for our Domestic Pension Plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.

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

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 10 for a description of the fair value hierarchy.

	December 31, 2016				December 31, 2015
Asset Class	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds	$14.4	$313.6	$54.3	$382.3	$16.8	$335.8	$57.9	$410.5
Limited partnerships	0.0	0.0	28.0	28.0	0.0	0.0	31.0	31.0
Fixed income securities	22.6	0.3	0.0	22.9	22.1	0.4	0.0	22.5
Insurance contracts	0.0	7.8	0.0	7.8	0.0	13.7	0.0	13.7
Other	20.1	0.0	0.0	20.1	23.0	0.0	0.0	23.0
Total	$57.1	$321.7	$82.3	$461.1	$61.9	$349.9	$88.9	$500.7
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
The following table presents additional information about our domestic and significant foreign pension plan assets for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2016				Year ended December 31, 2015
	Investment Funds	Limited Partnerships	Other	Total	Investment Funds	Limited Partnerships	Other	Total
Balance at beginning of period	$57.9	$31.0	$0.0	$88.9	$40.1	$32.1	$0.3	$72.5
Actual return on assets	(6.8)	(3.0)	0.0	(9.8)	(0.7)	(1.1)	0.0	(1.8)
Net purchases, sales and settlements	3.2	0.0	0.0	3.2	18.5	0.0	0.1	18.6
Transfers in/out of Level 3	0.0	0.0	0.0	0.0	0.0	0.0	(0.4)	(0.4)
Balance at end of period	$54.3	$28.0	$0.0	$82.3	$57.9	$31.0	$0.0	$88.9

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2016, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2017 Target Allocation	2016	2015
Equity securities	24%	23%	22%
Fixed income securities	29%	26%	38%
Real estate	8%	6%	7%
Other	39%	45%	33%
Total	100%	100%	100%

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Flows
During 2016, we contributed $23.2 of cash to our foreign pension plans. For 2017, we expect to contribute approximately $1.0 and $17.0 of cash to our domestic and foreign pension plans, respectively.
The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2017	$12.8	$19.3	$3.2
2018	8.5	18.3	3.1
2019	8.3	21.1	3.0
2020	8.2	18.6	2.7
2021	8.0	19.2	2.6
2022 - 2026	37.7	104.7	10.7
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.4 in any individual year.

Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2016, 2015 and 2014 were $47.0, $44.5 and $43.0, respectively. Expenses include a discretionary Company contribution of $6.1, $5.8 and $5.2 offset by participant forfeitures of $4.4, $3.8 and $3.6 in 2016, 2015 and 2014, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $44.5, $43.9 and $42.4 to these plans in 2016, 2015 and 2014, respectively.

Deferred Compensation and Benefit Arrangements
We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2016 and 2015, the deferred compensation liability balance was $92.4 and $95.7, respectively. Amounts expensed for deferred compensation arrangements in 2016, 2015 and 2014 were $9.7, $6.3 and $9.8, respectively.
We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $129.1 and $141.5 as of December 31, 2016 and 2015, respectively. Amounts expensed for deferred benefit arrangements in 2016, 2015 and 2014 were $8.8, $9.7 and $10.8, respectively.
We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2016 and 2015, the cash surrender value of these policies was $171.5 and $167.0, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2016 and 2015, the value of such investments in the trust was $12.9 and $10.7, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2016 and 2015. In addition to income replacement benefits,

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $8.2 and $8.0 as of December 31, 2016 and 2015, respectively.

Note 12:  Segment Information
As of December 31, 2016, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.
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
Certain corporate and other charges are reported as separate line items within total segment operating income and include corporate office expenses, shared service center expenses and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentive awards, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table.

	Years ended December 31,
	2016	2015	2014
Revenue:
IAN	$6,318.9	$6,144.9	$6,076.3
CMG	1,527.7	1,468.9	1,460.8
Total	$7,846.6	$7,613.8	$7,537.1

Segment operating income (loss):
IAN	$895.3	$847.4	$774.0
CMG	189.9	166.3	163.9
Corporate and other	(147.2)	(141.8)	(149.5)
Total	938.0	871.9	788.4

Interest expense	(90.6)	(85.8)	(84.9)
Interest income	20.1	22.8	27.4
Other expense, net	(37.3)	(46.7)	(10.2)
Income before income taxes	$830.2	$762.2	$720.7

Depreciation and amortization of fixed assets and intangible assets:
IAN	$117.7	$117.5	$124.5
CMG	19.5	18.4	18.5
Corporate and other	23.0	21.1	20.0
Total	$160.2	$157.0	$163.0

Capital expenditures:
IAN	$149.2	$117.5	$92.0
CMG	16.6	12.7	11.7
Corporate and other	34.9	30.9	45.0
Total	$200.7	$161.1	$148.7

	December 31,
	2016	2015
Total assets:
IAN	$10,660.0	$10,738.2
CMG	1,428.3	1,338.6
Corporate and other	396.9	508.3
Total	$12,485.2	$12,585.1

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2016	2015	2014	2016	2015
Domestic	$4,684.8	$4,475.5	$4,184.0	$684.8	$600.1
International:
United Kingdom	695.7	687.7	688.3	52.0	56.3
Continental Europe	699.8	697.2	804.7	57.0	58.6
Asia Pacific	923.0	916.9	922.5	118.3	114.9
Latin America	372.7	383.5	470.4	49.0	45.0
Other	470.6	453.0	467.2	43.3	31.9
Total International	3,161.8	3,138.3	3,353.1	319.6	306.7
Total Consolidated	$7,846.6	$7,613.8	$7,537.1	$1,004.4	$906.8
Revenue is primarily attributed to geographic areas based on where the services are performed. Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 13:  Commitments and Contingencies
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

	Years ended December 31,
	2016	2015	2014
Gross rent expense	$366.1	$336.5	$357.7
Third-party sublease rental income	(4.1)	(5.5)	(6.1)
Net rent expense	$362.0	$331.0	$351.6

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2017	$333.0	$(3.6)	$329.4
2018	307.2	(1.7)	305.5
2019	281.4	(1.6)	279.8
2020	255.6	(0.8)	254.8
2021	226.6	(0.2)	226.4
Thereafter	796.2	0.0	796.2
Total	$2,200.0	$(7.9)	$2,192.1

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $857.3 and $619.4 as of December 31, 2016 and 2015, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $395.6 and $336.5 as of December 31, 2016 and 2015, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2016, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total
Deferred acquisition payments	$76.9	$31.6	$25.1	$8.9	$26.9	$11.4	$180.8
Redeemable noncontrolling interests and call options with affiliates [1]	34.7	76.5	32.9	3.9	3.1	4.2	155.3
Total contingent acquisition payments	$111.6	$108.1	$58.0	$12.8	$30.0	$15.6	$336.1

1
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2016. These estimated payments of $25.9 are included within the total payments expected to be made in 2017, and will continue to be carried forward into 2018 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

The majority of these payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revision in accordance with the terms of the respective agreements. See Note 4 for further information relating to the payment structure of our acquisitions.

Legal Matters
In the normal course of business, we are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. We evaluate all cases each reporting period and record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. In certain cases, we cannot reasonably estimate the potential loss because, for example, the litigation is in its early stages. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
The Company confirmed that one of its standalone domestic agencies has been contacted by the Department of Justice Antitrust Division for documents regarding video production practices and is cooperating with the government.

Note 14:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
Cash Flow Classification
In August 2016, the FASB issued amended guidance which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the Statement of Cash Flows by adding or clarifying guidance on eight specific cash flow issues. We have early adopted this amended guidance retrospectively as of the quarter ended December 31, 2016, which primarily resulted in a change in classification of debt extinguishment costs on the Consolidated Statement of Cash Flows from an operating activity to a financing activity.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Stock Compensation
In March 2016, the FASB issued amended guidance on the accounting for employee share-based payments which requires all excess tax benefits and tax deficiencies to be recognized on the income statement instead of as additional paid-in capital, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the Consolidated Statement of Cash Flows from a financing activity to an operating activity, with prospective application required. Additionally, the guidance changes the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Consolidated Statement of Cash Flows from an operating activity, previously included in the changes in Accounts Payable, to a financing activity, with retrospective application required. We have early adopted this amended guidance as of the quarter ended March 31, 2016. See Notes 3 and 7 to the Consolidated Financial Statements for additional information related to the adoption of this amended guidance.
Leases
In February 2016, the FASB issued amended guidance on lease accounting which requires an entity to recognize a right-of-use asset and a corresponding lease liability on its balance sheet for virtually all of its leases with a term of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This amended guidance, which will be effective beginning January 1, 2019, requires modified retrospective application, with early adoption permitted. We expect the adoption of this amended guidance to have a significant impact on our Consolidated Balance Sheets but not on our Consolidated Statements of Operations.
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
Going Concern
In August 2014, the FASB issued amended guidance which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. To date, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance was effective for our annual period ending December 31, 2016. The adoption of this amended guidance did not have an impact on our Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We expect to adopt the standard, which is effective January 1, 2018, using the full retrospective method; however, that determination is subject to the completion of our analysis of certain items. While we continue to assess all potential impacts of the standard, based upon our initial assessment, we currently expect an impact to the timing of revenue recognition between quarters primarily as a result of estimating variable consideration. We are still assessing

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

whether the standard will result in a change in the number of performance obligations within our contractual arrangements, and what impact, if any, the standard will have on our assessment of principal versus agent in connection with media buying, production and studio work, and our events businesses. Additionally, under the new standard certain out-of-pocket expenses reimbursed by our clients will no longer be recorded in revenue.

Note 15:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$1,742.0	$1,676.0	$1,917.9	$1,876.1	$1,922.2	$1,865.5	$2,264.5	$2,196.2
Salaries and related expenses	1,270.9	1,215.2	1,229.0	1,205.2	1,228.8	1,202.2	1,309.4	1,235.1
Office and general expenses	450.2	453.0	464.1	455.1	486.2	471.4	470.0	504.7
Operating income	20.9	7.8	224.8	215.8	207.2	191.9	485.1	456.4
Other (expense) income, net [1]	(17.1)	0.3	(0.1)	0.5	6.1	(37.2)	(26.2)	(10.3)
Total (expenses) and other income [1]	(33.9)	(13.4)	(19.0)	(14.8)	(10.9)	(52.9)	(44.0)	(28.6)
(Benefit of) provision for income taxes [2]	(15.6)	(1.4)	43.7	77.7	63.8	61.1	106.1	145.4
Net income (loss)	2.7	(4.2)	160.2	123.8	132.7	78.0	336.9	282.9
Net income (loss) available to IPG common stockholders [2]	$5.4	$(1.8)	$156.9	$121.2	$128.6	$74.9	$317.6	$260.3
Earnings per share available to IPG common stockholders:
Basic	$0.01	$0.00	$0.39	$0.30	$0.32	$0.18	$0.81	$0.65
Diluted	$0.01	$0.00	$0.38	$0.29	$0.32	$0.18	$0.78	$0.63

Dividends declared per common stock	$0.15	$0.12	$0.15	$0.12	$0.15	$0.12	$0.15	$0.12

1
The three months ended March 31 and December 31, 2016 included pre-tax losses of $16.3 and $25.3, respectively, on sales of businesses. The three months ended September 30 and December 31, 2015 included pre-tax losses of $38.0 and $12.0, respectively, on sales of businesses.

2
The three months ended March 31, 2016 included tax benefits of $12.2 and $7.5 due to the reversal of valuation allowances and the adoption of FASB ASU 2016-09, respectively. The three months ended June 30 and December 31, 2016 included tax benefits of $23.4 related to the conclusion and settlement of a tax examination of previous years and $37.4 for refunds to be claimed on future amended U.S. federal returns, respectively.

Note 16:  Subsequent Events
In February 2017, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2017 Share Repurchase Program"). The authorization for repurchases under the 2017 Share Repurchase Program is in addition to any amounts remaining for repurchase under the 2016 Share Repurchase Program. See Note 5 for further information on the 2016 Share Repurchase Program. There is no expiration date associated with the share repurchase programs. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
We also announced in February 2017 that our Board had declared a common stock cash dividend of $0.18 per share, payable on March 15, 2017 to holders of record as of the close of business on March 1, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2016. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the "Committees of the Board of Directors" section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification
In 2016, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2016, which is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	15,789,447	$9.83	31,834,546

1
Included a total of 4,867,021 outstanding stock options granted under the 2006 Performance Incentive Plan and 2009 Performance Incentive Plan (the “2009 Plan”). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.

2
Included a total of 8,511,062 shares of Common Stock representing the target number of shares issuable under the 2009 Plan and the 2014 Performance Incentive Plan (the “2014 Plan”) following the completion of the 2014-2016 performance period (the “2016 LTIP Share Awards”), the 2015-2017 performance period (the “2017 LTIP Share Awards”), and the 2016-2018 performance period (the “2018 LTIP Share Awards”) respectively.

3	Included a total of 2,279,567 restricted stock awards made under the 2009 Plan and 2014 Plan.

4
Included a total of 131,797 shares of Common Stock issuable pursuant to restricted share units and performance-based awards (“Share Unit Awards”) granted under the 2009 Plan and the 2014 Plan, which may be settled in shares of Common Stock or cash. Each Share Unit Award settled in cash will increase the number of shares of Common Stock available for future issuance shown in column (c).

5
Included (i) 21,756,437 shares of Common Stock available for issuance under the 2014 Plan, (ii) 9,786,040 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016) and (iii) 292,069 shares of Common Stock available for issuance under the 2009 Non-Management Directors’ Stock Incentive Plan.

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
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

Item 16.	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Michael I. Roth
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2017
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2017
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2017
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 21, 2017
Jocelyn Carter-Miller

/s/ Deborah G. Ellinger	Director	February 21, 2017
Deborah G. Ellinger

/s/ H. John Greeniaus	Director	February 21, 2017
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 21, 2017
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 21, 2017
Dawn Hudson

/s/ William T. Kerr	Director	February 21, 2017
William T. Kerr

/s/ Henry S. Miller	Director	February 21, 2017
Henry S. Miller

/s/ Jonathan F. Miller	Director	February 21, 2017
Jonathan F. Miller

/s/ David M. Thomas	Director	February 21, 2017
David M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
3(i)
Restated Certificate of Incorporation of the Registrant dated as of October 24, 2013, is incorporated by reference to Exhibit 3(i)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

3(ii)
Amended and Restated By-Laws of the Registrant dated as of October 26, 2016, is incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016.

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

Exhibit No.	Description
10(iii)(A)(9)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

(ii) Andrew Bonzani

10(iii)(A)(10)
Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(11)
Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(12)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(13)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

(iii) Christopher Carroll

10(iii)(A)(14)
Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(15)
Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(16)
Executive Change of Control Agreement, effective as of May 31, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(17)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(18)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

(iv) Philippe Krakowsky

10(iii)(A)(19)
Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(20)
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
10(iii)(A)(24)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(25)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(26)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

(v) Frank Mergenthaler

10(iii)(A)(27)
Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(28)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(29)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(30)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(31)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Frank Mergenthaler, dated August 29, 2013 is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(32)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Frank Mergenthaler, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

Compensation Plans and Arrangements:

10(iii)(A)(33)
The Interpublic 2006 Performance Incentive Plan (the "2006 PIP") is incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(34)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(35)	2006 PIP - Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(36)
The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(37)	2009 PIP Restricted Stock Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(57) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.*

10(iii)(A)(38)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(39)	2009 PIP Performance Share Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(40)	2009 PIP Performance Share Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(41)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

Exhibit No.	Description
10(iii)(A)(42)	2009 PIP Performance Cash Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(43)	2009 PIP Performance Cash Award Agreement (updated 2014) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(44)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(89) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(45)
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

10(iii)(A)(47)	Amendment to the 2009 NMD Plan is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(48)
2009 NMD Plan Restricted Stock Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(49)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10(iii)(A)(50)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(51)	2014 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(60) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(52)	2014 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(53)	2014 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(54)	The Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the SEC on December 21, 2015.*

10(iii)(A)(55)	The Interpublic Group Executive Performance (162(m)) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(56)
The Interpublic Executive Severance Plan, amended and restated, effective August 1, 2014, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 24, 2014.*

10(iii)(A)(57)
The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(58)
Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(59)
Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(60)
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
10(iii)(A)(62)
Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(63)
Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(64)
The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.*

10(iii)(A)(65)
Description of Changes to the Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2016.

*	Management contracts and compensation plans and arrangements.