Form 10-Q
period 2017-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2017-04-21
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of April 14, 2017 was 395,110,131.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016
REVENUE	$1,753.9	$1,742.0

OPERATING EXPENSES:
Salaries and related expenses	1,275.4	1,268.8
Office and general expenses	448.8	450.2
Total operating expenses	1,724.2	1,719.0

OPERATING INCOME	29.7	23.0

EXPENSES AND OTHER INCOME:
Interest expense	(20.9)	(22.6)
Interest income	5.2	5.8
Other income (expense), net	0.8	(19.2)
Total (expenses) and other income	(14.9)	(36.0)

Income (loss) before income taxes	14.8	(13.0)
Benefit of income taxes	(2.1)	(15.6)
Income of consolidated companies	16.9	2.6
Equity in net income of unconsolidated affiliates	1.2	0.1
NET INCOME	18.1	2.7
Net loss attributable to noncontrolling interests	3.4	2.7
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$21.5	$5.4

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

Weighted-average number of common shares outstanding:
Basic	391.7	400.6
Diluted	399.3	409.3

Dividends declared per common share	$0.18	$0.15

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2017	2016
NET INCOME	$18.1	$2.7

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	50.6	56.9
Reclassification adjustments recognized in net income	1.2	(1.0)
	51.8	55.9

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.1	0.1
	0.1	0.1

Derivative instruments:
Recognition of previously unrealized losses in net income	0.5	0.5
Income tax effect	(0.2)	(0.2)
	0.3	0.3

Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	0.0	0.2
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.7	2.7
Other	(0.2)	0.1
Income tax effect	(0.1)	(0.7)
	1.4	2.3

Other comprehensive income, net of tax	53.6	58.6
TOTAL COMPREHENSIVE INCOME	71.7	61.3
Less: comprehensive loss attributable to noncontrolling interests	(2.9)	(2.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$74.6	$63.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$775.0	$1,097.6
Marketable securities	3.1	3.0
Accounts receivable, net of allowance of $61.0 and $55.7, respectively	3,641.5	4,389.7
Expenditures billable to clients	1,742.7	1,518.1
Assets held for sale	108.7	203.2
Other current assets	318.5	226.4
Total current assets	6,589.5	7,438.0
Property and equipment, net of accumulated depreciation of $989.0 and $961.6, respectively	616.3	622.0
Deferred income taxes	243.6	220.3
Goodwill	3,703.5	3,674.4
Other non-current assets	545.0	530.5
TOTAL ASSETS	$11,697.9	$12,485.2

LIABILITIES:
Accounts payable	$5,672.6	$6,303.6
Accrued liabilities	572.0	794.0
Short-term borrowings	310.8	85.7
Current portion of long-term debt	324.1	323.9
Liabilities held for sale	111.2	198.8
Total current liabilities	6,990.7	7,706.0
Long-term debt	1,281.9	1,280.7
Deferred compensation	459.3	480.7
Other non-current liabilities	728.4	708.3
TOTAL LIABILITIES	9,460.3	10,175.7

Redeemable noncontrolling interests (see Note 4)	241.2	252.8

STOCKHOLDERS’ EQUITY:
Common stock	39.8	39.4
Additional paid-in capital	1,199.7	1,199.2
Retained earnings	1,751.2	1,804.3
Accumulated other comprehensive loss, net of tax	(909.4)	(962.5)
	2,081.3	2,080.4
Less: Treasury stock	(118.3)	(63.3)
Total IPG stockholders’ equity	1,963.0	2,017.1
Noncontrolling interests	33.4	39.6
TOTAL STOCKHOLDERS’ EQUITY	1,996.4	2,056.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,697.9	$12,485.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18.1	$2.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	41.0	38.0
Provision for uncollectible receivables	5.9	3.2
Amortization of restricted stock and other non-cash compensation	29.7	23.1
Net amortization of bond discounts and deferred financing costs	1.4	1.4
Deferred income tax benefit	(13.8)	(28.1)
(Gains) losses on sales of businesses	(0.9)	16.3
Other	6.7	25.5
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	806.6	686.5
Expenditures billable to clients	(206.3)	(137.3)
Other current assets	(71.6)	(60.4)
Accounts payable	(702.5)	(984.7)
Accrued liabilities	(264.9)	(198.8)
Other non-current assets and liabilities	(21.2)	(41.0)
Net cash used in operating activities	(371.8)	(653.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24.8)	(27.0)
Acquisitions, net of cash acquired	(3.3)	(27.0)
Other investing activities	(5.1)	(5.5)
Net cash used in investing activities	(33.2)	(59.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings	224.8	(19.7)
Exercise of stock options	8.2	3.9
Common stock dividends	(70.9)	(59.9)
Repurchase of common stock	(55.0)	(53.7)
Tax payments for employee shares withheld	(36.7)	(20.8)
Distributions to noncontrolling interests	(6.0)	(4.0)
Other financing activities	0.0	(0.1)
Net cash provided by (used in) financing activities	64.4	(154.3)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	20.0	36.7
Net decrease in cash, cash equivalents and restricted cash	(320.6)	(830.7)
Cash, cash equivalents and restricted cash at beginning of period	1,100.2	1,506.1
Cash, cash equivalents and restricted cash at end of period	$779.6	$675.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,804.3	$(962.5)	$(63.3)	$2,017.1	$39.6	$2,056.7
Net income				21.5			21.5	(3.4)	18.1
Other comprehensive income					53.1		53.1	0.5	53.6
Reclassifications related to redeemable noncontrolling interests								3.1	3.1
Distributions to noncontrolling interests								(6.4)	(6.4)
Change in redemption value of redeemable noncontrolling interests				(3.3)			(3.3)		(3.3)
Repurchase of common stock						(55.0)	(55.0)		(55.0)
Common stock dividends				(70.9)			(70.9)		(70.9)
Stock-based compensation	5.4	0.5	29.7				30.2		30.2
Exercise of stock options	0.7	0.1	8.2				8.3		8.3
Shares withheld for taxes	(1.6)	(0.2)	(37.5)				(37.7)		(37.7)
Other			0.1	(0.4)			(0.3)		(0.3)
Balance at March 31, 2017	398.8	$39.8	$1,199.7	$1,751.2	$(909.4)	$(118.3)	$1,963.0	$33.4	$1,996.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	404.4	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
Net income				5.4			5.4	(2.7)	2.7
Other comprehensive income					58.1		58.1	0.5	58.6
Reclassifications related to redeemable noncontrolling interests								2.9	2.9
Distributions to noncontrolling interests								(4.0)	(4.0)
Change in redemption value of redeemable noncontrolling interests				(3.8)			(3.8)		(3.8)
Repurchase of common stock						(53.7)	(53.7)		(53.7)
Common stock dividends				(59.9)			(59.9)		(59.9)
Stock-based compensation	3.1	0.3	47.7				48.0		48.0
Exercise of stock options	0.5	0.1	3.9				4.0		4.0
Shares withheld for taxes	(1.0)	(0.1)	(22.2)				(22.3)		(22.3)
Other			0.5	(0.3)			0.2	(0.6)	(0.4)
Balance at March 31, 2016	407.0	$40.7	$1,434.0	$1,379.0	$(787.5)	$(124.7)	$1,941.5	$32.4	$1,973.9

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2016 Annual Report on Form 10-K.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications and immaterial revisions have been made to prior-period financial statements to conform to the current-period presentation.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2017		December 31, 2016
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized discount and issuance costs of $0.1 and $0.3, respectively)	2.30%	$299.6	$301.4	$299.4	$301.4
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.5 and $1.3, respectively)	4.13%	247.2	260.2	247.0	258.4
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.9 and $2.4, respectively)	4.32%	496.7	507.3	496.6	503.3
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.7 and $2.9, respectively)	4.24%	496.4	516.3	496.2	511.6
Other notes payable and capitalized leases		66.1	66.1	65.4	65.4
Total long-term debt		1,606.0		1,604.6
Less: current portion		324.1		323.9
Long-term debt, excluding current portion		$1,281.9		$1,280.7

1	See Note 10 for information on the fair value measurement of our long-term debt.
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
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2017.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended March 31,
	2017	2016
Net income available to IPG common stockholders	$21.5	$5.4

Weighted-average number of common shares outstanding - basic	391.7	400.6
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.6	8.7
Weighted-average number of common shares outstanding - diluted	399.3	409.3

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

Note 4:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2017	December 31, 2016
Salaries, benefits and related expenses	$301.7	$499.0
Acquisition obligations	91.1	77.5
Office and related expenses	46.7	46.7
Interest	17.2	17.3
Other	115.3	153.5
Total accrued liabilities	$572.0	$794.0

Other Income (Expense), Net
Results of operations for the three months ended March 31, 2017 and 2016 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2017	2016
Gains (losses) on sales of businesses and investments	$1.0	$(16.3)
Other expense, net	(0.2)	(2.9)
Total other income (expense), net	$0.8	$(19.2)
Gains (Losses) on Sales of Businesses and Investments – During the three months ended March 31, 2016, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within our Integrated Agency Networks ("IAN") operating segment.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
In February 2017, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2016.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Number of shares repurchased	2.3	2.5
Aggregate cost, including fees	$55.0	$53.7
Average price per share, including fees	$23.85	$21.67
As of March 31, 2017, $400.4, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

Redeemable Noncontrolling Interests
Many of our acquisitions include provisions under which the noncontrolling equity owners may require us to purchase additional interests in a subsidiary at their discretion. Redeemable noncontrolling interests are adjusted quarterly to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact retained earnings, except for foreign currency translation adjustments.
The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$252.8	$251.9
Change in related noncontrolling interests balance	(4.5)	(2.9)
Changes in redemption value of redeemable noncontrolling interests:
Redemptions and other	(12.7)	(9.0)
Redemption value adjustments	5.6	6.3
Balance at end of period	$241.2	$246.3

Note 5:  Income Taxes
For the three months ended March 31, 2017, our income tax benefit was driven by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the three months ended March 31, 2017.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	0.7	$24.29
Performance-based awards	4.8	$20.06
Total stock-based compensation awards	5.5
During the three months ended March 31, 2017, the Compensation Committee granted performance cash awards and restricted cash awards under the 2014 PIP with a total target value of $53.9 and $2.2, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 7:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2016	$(716.7)	$0.6	$(8.4)	$(238.0)	$(962.5)
Other comprehensive income before reclassifications	50.1	0.1	0.0	0.1	50.3
Amount reclassified from accumulated other comprehensive loss, net of tax	1.2	0.0	0.3	1.3	2.8
Balance as of March 31, 2017	$(665.4)	$0.7	$(8.1)	$(236.6)	$(909.4)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2015	$(665.6)	$1.3	$(9.6)	$(171.7)	$(845.6)
Other comprehensive income before reclassifications	56.4	0.1	0.0	0.5	57.0
Amount reclassified from accumulated other comprehensive loss, net of tax	(1.0)	0.0	0.3	1.8	1.1
Balance as of March 31, 2016	$(610.2)	$1.4	$(9.3)	$(169.4)	$(787.5)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2017	2016
Foreign currency translation adjustments [1]	$1.2	$(1.0)	Other income (expense), net
Losses on derivative instruments	0.5	0.5	Interest expense
Amortization of defined benefit pension and postretirement plan items	1.7	2.7	Other income (expense), net
Tax effect	(0.6)	(1.1)	Benefit of income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$2.8	$1.1

1	These foreign currency translation adjustments are primarily a result of the sales of businesses.

Note 8:  Employee Benefits
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2017	2016	2017	2016	2017	2016
Service cost	$0.0	$0.0	$0.9	$2.7	$0.0	$0.0
Interest cost	1.3	1.5	3.3	4.5	0.3	0.4
Expected return on plan assets	(1.6)	(1.7)	(4.3)	(5.3)	0.0	0.0
Amortization of:
Prior service credit	0.0	0.0	0.0	0.0	0.0	(0.1)
Unrecognized actuarial losses	0.4	1.9	1.3	0.9	0.0	0.0
Net periodic cost	$0.1	$1.7	$1.2	$2.8	$0.3	$0.3
The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the Consolidated Statements of Operations.
During the three months ended March 31, 2017, we contributed $4.4 of cash to our foreign pension plans. For the remainder of 2017, we expect to contribute approximately $1.0 and $13.0 of cash to our domestic and foreign pension plans, respectively.

Note 9:  Segment Information
As of March 31, 2017, we have two reportable segments: IAN and Constituency Management Group ("CMG"). IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2016 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2017	2016
Revenue:
IAN	$1,407.6	$1,401.6
CMG	346.3	340.4
Total	$1,753.9	$1,742.0

Segment operating income (loss):
IAN	$43.8	$41.8
CMG	23.4	20.4
Corporate and other	(37.5)	(39.2)
Total	29.7	23.0

Interest expense	(20.9)	(22.6)
Interest income	5.2	5.8
Other income (expense), net	0.8	(19.2)
Income before income taxes	$14.8	$(13.0)

Depreciation and amortization of property and equipment and intangible assets:
IAN	$29.5	$27.6
CMG	5.3	4.8
Corporate and other	6.2	5.6
Total	$41.0	$38.0

Capital expenditures:
IAN	$17.2	$20.3
CMG	2.7	1.5
Corporate and other	4.9	5.2
Total	$24.8	$27.0

	March 31, 2017	December 31, 2016
Total assets:
IAN	$10,324.9	$10,660.0
CMG	1,379.7	1,428.3
Corporate and other	(6.7)	396.9
Total	$11,697.9	$12,485.2

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2017. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2017				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$192.5	$0.0	$0.0	$192.5	Cash and cash equivalents
Short-term marketable securities	3.1	0.0	0.0	3.1	Marketable securities
Long-term investments	0.4	0.0	0.0	0.4	Other non-current assets
Total	$196.0	$0.0	$0.0	$196.0

As a percentage of total assets	1.7%	0.0%	0.0%	1.7%

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$222.5	$222.5

	December 31, 2016				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$440.8	$0.0	$0.0	$440.8	Cash and cash equivalents
Short-term marketable securities	3.0	0.0	0.0	3.0	Marketable securities
Long-term investments	0.4	0.0	0.0	0.4	Other non-current assets
Total	$444.2	$0.0	$0.0	$444.2

As a percentage of total assets	3.6%	0.0%	0.0%	3.6%

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$205.4	$205.4

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $17.1 from December 31, 2016 to March 31, 2017 is primarily due to acquisitions and exercised put options of $15.9, partially offset by payments of $5.3. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,585.2	$66.1	$1,651.3	$0.0	$1,574.7	$65.4	$1,640.1
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
Guarantees
As discussed in our 2016 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. The amount of parent company guarantees on lease obligations was $837.8 and $857.3 as of March 31, 2017 and December 31, 2016, respectively, and the amount of parent company guarantees primarily relating to uncommitted lines of credit was $373.5 and $395.6 as of March 31, 2017 and December 31, 2016, respectively.

Note 12:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Pensions
In March 2017, the Financial Accounting Standards Board (the "FASB") issued amended guidance which requires presentation of all net periodic pension and postretirement benefit costs, other than service costs, in non-operating expenses in the Consolidated Statement of Operations. We have early adopted this amended guidance retrospectively as of the quarter ended March 31, 2017, which resulted in a reclassification of $0.8 and $2.1 for the quarters ended March 31, 2017 and 2016, respectively, reducing Salaries and related expenses and increasing Other expense, net in each period presented. We have adopted this amended guidance using the practical expedient which permits the use of amounts disclosed in our Employee Benefits note for prior comparative periods as the estimation basis for applying the retrospective presentation requirements.
Restricted Cash
In November 2016, the FASB issued amended guidance which requires that the Consolidated Statement of Cash Flows present the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We have early adopted this amended guidance retrospectively as of the quarter ended March 31, 2017, which resulted in the inclusion of restricted cash of $4.6 and $2.0 for the quarters ended March 31, 2017 and 2016, respectively, when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows.
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
Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We expect to adopt the standard, which is effective January 1, 2018, using the full retrospective method; however, that determination is subject to the completion of our analysis of certain items. While we continue to assess all potential impacts of the standard, based upon our initial assessment, we currently expect an impact to the timing of revenue recognition between quarters, primarily as a result of estimating variable consideration. We are still assessing whether the standard will result in a change in the number of performance obligations within our contractual arrangements, and what impact, if any, the standard will have on our assessment of principal versus agent in connection with media buying, production and studio work, and our events businesses. Under the new standard, certain out-of-pocket expenses reimbursed by our clients will no longer be recorded in revenue. Additionally, we continue to evaluate the disclosures that may be required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our"). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2016 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (the "SEC"). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2016 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
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
The following tables present a summary of financial performance for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017
% Increase/(Decrease)	Total	Organic
Revenue	0.7%	2.7%
Salaries and related expenses	0.5%	2.9%
Office and general expenses	(0.3)%	2.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating margin	1.7%	1.3%
Expenses as % of revenue:
Salaries and related expenses	72.7%	72.8%
Office and general expenses	25.6%	25.8%

Net income available to IPG common stockholders	$21.5	$5.4

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currency that most adversely impacted our results during the first quarter of 2017 was the British Pound Sterling, partially offset by the Brazilian Real.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Three months ended March 31, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2017	Organic	Total
Consolidated	$1,742.0	$(17.1)	$(17.2)	$46.2	$1,753.9	2.7%	0.7%
Domestic	1,091.2	0.0	(11.0)	31.6	1,111.8	2.9%	1.9%
International	650.8	(17.1)	(6.2)	14.6	642.1	2.2%	(1.3)%
United Kingdom	165.6	(22.6)	5.2	0.3	148.5	0.2%	(10.3)%
Continental Europe	147.6	(4.9)	(6.3)	9.9	146.3	6.7%	(0.9)%
Asia Pacific	182.1	0.3	1.5	(5.0)	178.9	(2.7)%	(1.8)%
Latin America	65.3	7.3	(6.6)	2.4	68.4	3.7%	4.7%
Other	90.2	2.8	0.0	7.0	100.0	7.8%	10.9%
During the first quarter of 2017, our revenue increased by $11.9, or 0.7%, compared to the first quarter of 2016, comprised of an organic revenue increase of $46.2, or 2.7%, partially offset by the effect of net divestitures of $17.2 and an adverse foreign currency rate impact of $17.1. Our organic revenue increase was throughout nearly all geographic regions, primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare sector, partially offset by decreases in the consumer goods and technology and telecom sectors. The organic revenue increase in our domestic market was driven by growth across most disciplines, primarily at our digital specialist agencies, media businesses and events businesses. In our international markets, the organic revenue increase was driven by our media businesses in all regions and our public relations businesses, primarily in the United Kingdom and Continental Europe, partially offset by declines at our advertising businesses in the Asia Pacific region and our events business in the United Kingdom.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.
OPERATING EXPENSES

	Three months ended March 31,
	2017	2016
Salaries and related expenses	$1,275.4	$1,268.8
Office and general expenses	448.8	450.2
Total operating expenses	$1,724.2	$1,719.0
Operating income	$29.7	$23.0
In the first quarter of 2017, total operating expenses increased 0.3%, compared to our revenue increase of 0.7%, from the first quarter of 2016, resulting in operating margin expansion to 1.7% from 1.3%.
Salaries and Related Expenses

		Components of Change				Change
	2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2017	Organic	Total
Three months ended March 31,	$1,268.8	$(13.8)	$(16.0)	$36.4	$1,275.4	2.9%	0.5%
Salaries and related expenses in the first quarter of 2017 increased by $6.6 compared to the first quarter of 2016, comprised of an organic increase of $36.4, partially offset by the effect of net divestitures of $16.0 and a favorable foreign currency rate impact of $13.8. The organic increase was primarily attributable to an increase in base salaries, benefits and tax as a result of increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months, partially offset by lower acquisition-related contractual compensation, which is classified within all other salaries and related expenses in the table below. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2017 to 72.7% from 72.8%, when compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table details our staff cost ratio.

	Three months ended March 31,
	2017	2016
Salaries and related expenses	72.7%	72.8%
Base salaries, benefits and tax	60.3%	59.4%
Incentive expense	4.8%	4.6%
Severance expense	1.2%	1.4%
Temporary help	4.1%	4.0%
All other salaries and related expenses	2.3%	3.4%
Office and General Expenses

		Components of Change				Change
	2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2017	Organic	Total
Three months ended March 31,	$450.2	$(5.0)	$(6.9)	$10.5	$448.8	2.3%	(0.3)%
Office and general expenses in the first quarter of 2017 decreased by $1.4 compared to the first quarter of 2016, comprised of an organic increase of $10.5, offset by the effect of net divestitures of $6.9 and a favorable foreign currency rate impact of $5.0. The organic increase was attributable to higher occupancy costs and higher production expenses related to pass-through costs, which are also reflected in revenue, as compared to the prior-year period, partially offset by lower adjustments to contingent acquisition obligations. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2017 to 25.6% from 25.8%, when compared to the prior-year period.
The following table details our office and general expense ratio.

	Three months ended March 31,
	2017	2016
Office and general expenses	25.6%	25.8%
Professional fees	1.6%	1.8%
Occupancy expense (excluding depreciation and amortization)	7.3%	7.2%
Travel & entertainment, office supplies and telecommunications	3.3%	3.4%
All other office and general expenses [1]	13.4%	13.4%

1
Includes production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains), spending to support new business activity, net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2017	2016
Cash interest on debt obligations	$(18.6)	$(19.3)
Non-cash interest	(2.3)	(3.3)
Interest expense	(20.9)	(22.6)
Interest income	5.2	5.8
Net interest expense	(15.7)	(16.8)
Other income (expense), net	0.8	(19.2)
Total (expenses) and other income	$(14.9)	$(36.0)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net Interest Expense
For the three months ended March 31, 2017, net interest expense decreased by $1.1 as compared to the respective prior-year period, primarily due to lower non-cash interest expense from revaluations of mandatorily redeemable noncontrolling interests.
Other Income (Expense), Net
Results of operations for the three months ended March 31, 2017 and 2016 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2017	2016
Gains (losses) on sales of businesses and investments	$1.0	$(16.3)
Other expense, net	(0.2)	(2.9)
Total other income (expense), net	$0.8	$(19.2)
Gains (Losses) on Sales of Businesses and Investments – During the three months ended March 31, 2016, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within our Integrated Agency Networks ("IAN") operating segment.

INCOME TAXES

	Three months ended March 31,
	2017	2016
Income (loss) before income taxes	$14.8	$(13.0)
Benefit of income taxes	$(2.1)	$(15.6)
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2017, our seasonally smallest quarter, our income tax benefit was driven by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
For the three months ended March 31, 2016, our income tax benefit was positively impacted by the reversal of valuation allowances of $12.2 as a consequence of the classification of certain assets as held for sale in Continental Europe, excess tax benefits on employee share-based payments and the recognition of previously unrecognized tax benefits as a result of a lapse in statute of limitations. Our income tax benefit was negatively impacted primarily by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit.

EARNINGS PER SHARE
Basic and diluted earnings per share available to IPG common stockholders for the three months ended March 31, 2017 were $0.05 compared to $0.01 for the three months ended March 31, 2016.
For the three months ended March 31, 2016, net income available to IPG common stockholders included losses of $15.9, net of tax, on sales of businesses in our international markets and a benefit of $12.2 related to the reversals of valuation allowances as a consequence of the sales of businesses, resulting in impacts of ($0.04) and $0.03, respectively, to basic and diluted earnings per share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2017: IAN and Constituency Management Group ("CMG"). We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended March 31, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2017	Organic	Total
Consolidated	$1,401.6	$(9.8)	$(14.9)	$30.7	$1,407.6	2.2%	0.4%
Domestic	865.4	0.0	(8.9)	15.0	871.5	1.7%	0.7%
International	536.2	(9.8)	(6.0)	15.7	536.1	2.9%	0.0%
During the first quarter of 2017, IAN revenue increased by $6.0 compared to the first quarter of 2016, comprised of an organic revenue increase of $30.7, partially offset by the effect of net divestitures of $14.9 and an adverse foreign currency rate impact of $9.8. The organic revenue increase was primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare sector, partially offset by decreases in the technology and telecom and consumer goods sectors. The organic revenue increase in our domestic market was primarily driven by growth at our digital specialist agencies and media businesses. The international organic revenue increase was driven by growth at our advertising and media businesses in Continental Europe, led by Germany and Italy, partially offset by declines at our advertising businesses in the Asia Pacific region, primarily in China.
SEGMENT OPERATING INCOME

	Three months ended March 31,
	2017	2016	Change
Segment operating income	$43.8	$41.8	4.8%
Operating margin	3.1%	3.0%

Operating income increased during the first quarter of 2017 when compared to the first quarter of 2016, due to an increase in revenue of $6.0 and a decrease in office and general expenses of $5.1, partially offset by an increase in salaries and related expenses of $9.1. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and tax, primarily attributable to increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months. The decrease in office and general expenses was primarily attributable to lower adjustments to contingent acquisition obligations as compared to the prior-year period.
CMG
REVENUE

		Components of Change				Change
	Three months ended March 31, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2017	Organic	Total
Consolidated	$340.4	$(7.3)	$(2.3)	$15.5	$346.3	4.6%	1.7%
Domestic	225.8	0.0	(2.1)	16.6	240.3	7.4%	6.4%
International	114.6	(7.3)	(0.2)	(1.1)	106.0	(1.0)%	(7.5)%
During the first quarter of 2017, CMG revenue increased by $5.9 compared to the first quarter of 2016, due to an organic revenue increase of $15.5, partially offset by an adverse foreign currency rate impact of $7.3 and the effect of net divestitures of $2.3. The organic revenue increase in our domestic market was driven by growth across nearly all disciplines, most notably at our events businesses, with additional solid organic growth at our public relations and sports marketing businesses. Organic revenue decreased slightly in our international markets primarily driven by our events businesses in the United Kingdom as a result of certain contracts where we no longer act as principal. All other major disciplines increased organically in our international markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended March 31,
	2017	2016	Change
Segment operating income	$23.4	$20.4	14.7%
Operating margin	6.8%	6.0%
Operating income increased during the first quarter of 2017 when compared to the first quarter of 2016, due to an increase in revenue of $5.9, partially offset by an increase in salaries and related expenses of $0.1 and an increase in office and general expenses of $2.8, primarily due to higher production expenses related to pass-through costs, which are also reflected in revenue.
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
Corporate and other expenses decreased during the first quarter of 2017 by $1.7 to $37.5 compared to the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2017	2016
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$88.1	$82.1
Net cash used in working capital [2]	(438.7)	(694.7)
Changes in other non-current assets and liabilities using cash	(21.2)	(41.0)
Net cash used in operating activities	$(371.8)	$(653.6)
Net cash used in investing activities	(33.2)	(59.5)
Net cash provided by (used in) financing activities	64.4	(154.3)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, (gains) losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first quarter of 2017 was $371.8, which was an improvement of $281.8 as compared to the first quarter of 2016. Due to the seasonality of our business, we typically use cash from working capital in the first half of a year and generate cash from working capital in the second half of a year, with the largest impacts generally in the first and fourth quarters. The working capital use in the first quarter of 2017 was primarily attributable to our media businesses.
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
Investing Activities
Net cash used in investing activities during the first quarter of 2017 primarily consists of payments for capital expenditures of $24.8, related mostly to leasehold improvements and computer hardware and software.
Financing Activities
Net cash provided by financing activities during the first quarter of 2017 is primarily driven by an increase in short-term borrowings of $224.8, partially offset by the payment of dividends of $70.9 and the repurchase of 2.3 shares of our common stock for an aggregate cost of $55.0, including fees.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $20.0 during the first quarter of 2017, primarily a result of the U.S. Dollar weakening against several foreign currencies, primarily the Australian Dollar and Indian Rupee, as of March 31, 2017 as compared to December 31, 2016.

Balance Sheet Data	March 31, 2017	December 31, 2016	March 31, 2016
Cash, cash equivalents and marketable securities	$778.1	$1,100.6	$680.3

Short-term borrowings	$310.8	$85.7	$119.4
Current portion of long-term debt	324.1	323.9	2.0
Long-term debt	1,281.9	1,280.7	1,609.9
Total debt	$1,916.8	$1,690.3	$1,731.3
LIQUIDITY OUTLOOK
We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility as well as uncommitted lines of credit available to support our operating needs. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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
Notable funding requirements include:

•
Debt service - We currently have short-term borrowings of $310.8 from our uncommitted lines of credit used primarily to fund seasonal working capital needs. Our 2.25% Senior Notes in aggregate principal amount of $300.0 mature on November 15, 2017, and a $22.6 note classified within our Other notes payable is due on June 30, 2017. We expect to refinance the outstanding 2.25% Senior Notes upon maturity. The remainder of our debt is primarily long-term, with maturities scheduled through 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

•
Acquisitions – We paid cash of $2.5, net of cash acquired of $0.2, for acquisitions completed in the first quarter of 2017. We also paid $0.8 in up-front payments and $5.1 in deferred payments for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $90.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $28.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2017, we paid a cash dividend of $0.18 per share on our common stock, which corresponded to a dividend payment of $70.9. Assuming we continue to pay a quarterly dividend of $0.18 per share, and there is no significant change in the number of outstanding shares as of March 31, 2017, we would expect to pay approximately $285.0 over the next twelve months.

Share Repurchase Program
In February 2017, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2016. As of March 31, 2017, $400.4, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.
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

	March 31, 2017
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$778.1
Committed corporate credit facility	$1,000.0	$0.0	$8.4	$991.6
Uncommitted lines of credit	$880.8	$310.8	$0.7	$569.3

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
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
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2017. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The table below sets forth the financial covenants in effect as of March 31, 2017.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2017	EBITDA Reconciliation	March 31, 2017
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$947.7
Actual interest coverage ratio	18.89x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	255.4
Actual leverage ratio	1.59x	EBITDA [1]	$1,203.1

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates. As of March 31, 2017, there were borrowings under some of the uncommitted lines of credit to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of March 31, 2017, the weighted-average interest rate on outstanding balances of our international operations under the uncommitted lines of credit was approximately 4%.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts that other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2017, the amount netted was $1,466.3.
DEBT CREDIT RATINGS
Our long-term debt credit ratings as of April 14, 2017, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Positive
We are rated investment-grade by Moody's Investors Service, S&P Global Ratings and Fitch Ratings. The most recent update to our credit ratings occurred in April 2017 when S&P Global Ratings upgraded our rating from BBB- to BBB with a Stable outlook. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2016, included in our 2016 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2016. Actual results may differ from these estimates under different assumptions or conditions.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first quarter of 2017. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2017, and December 31, 2016, approximately 83% and 93%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of March 31, 2017. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 11 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2017, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2017 to March 31, 2017:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	1,257,085	$23.61	1,249,970	$125,854,739
February 1 - 28	1,571,445	$24.30	27,500	$425,180,832
March 1 - 31	1,026,959	$24.11	1,026,421	$400,438,531
Total	3,855,489	$24.03	2,303,891

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 7,115 Withheld Shares in January 2017, 1,543,945 Withheld Shares in February 2017 and 538 Withheld Shares in March 2017, for a total of 1,551,598 Withheld Shares during the three-month period.

2
The average price per share for each of the months in the fiscal quarter and for the three month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase programs, described in Note 4 to the unaudited Consolidated Financial Statements, by (b) the sum of the number of Withheld Shares and the number of shares acquired in our share repurchase programs.

3
On February 10, 2017, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase programs.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 21, 2017

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 21, 2017

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2017.