Form 10-Q
period 2017-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2017-10-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares of the registrant’s common stock outstanding as of October 16, 2017 was 388,608,593.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUE	$1,902.6	$1,922.2	$5,541.4	$5,582.1

OPERATING EXPENSES:
Salaries and related expenses	1,227.6	1,228.0	3,742.3	3,726.3
Office and general expenses	455.9	486.2	1,343.8	1,400.5
Total operating expenses	1,683.5	1,714.2	5,086.1	5,126.8

OPERATING INCOME	219.1	208.0	455.3	455.3

EXPENSES AND OTHER INCOME:
Interest expense	(21.0)	(21.7)	(67.6)	(68.8)
Interest income	4.1	4.7	14.0	16.1
Other (expense) income, net	(9.9)	5.3	(24.5)	(13.5)
Total (expenses) and other income	(26.8)	(11.7)	(78.1)	(66.2)

Income before income taxes	192.3	196.3	377.2	389.1
Provision for income taxes	42.5	63.8	115.8	91.9
Income of consolidated companies	149.8	132.5	261.4	297.2
Equity in net (loss) income of unconsolidated affiliates	(1.0)	0.2	0.1	(1.6)
NET INCOME	148.8	132.7	261.5	295.6
Net (income) loss attributable to noncontrolling interests	(2.6)	(4.1)	0.9	(4.7)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$146.2	$128.6	$262.4	$290.9

Earnings per share available to IPG common stockholders:
Basic	$0.38	$0.32	$0.67	$0.73
Diluted	$0.37	$0.32	$0.66	$0.71

Weighted-average number of common shares outstanding:
Basic	389.5	397.7	391.2	399.5
Diluted	397.2	407.9	398.6	408.8

Dividends declared per common share	$0.18	$0.15	$0.54	$0.45

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
NET INCOME	$148.8	$132.7	$261.5	$295.6

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	29.2	4.4	114.0	43.5
Reclassification adjustments recognized in net income	1.5	(4.2)	1.8	2.3
	30.7	0.2	115.8	45.8

Available-for-sale securities:
Changes in fair value of available-for-sale securities	(0.1)	0.2	0.0	0.4
Recognition of previously unrealized gains in net income	(0.7)	(0.1)	(0.7)	(1.3)
Income tax effect	0.1	0.1	0.1	0.1
	(0.7)	0.2	(0.6)	(0.8)

Derivative instruments:
Recognition of previously unrealized losses in net income	0.5	0.5	1.6	1.5
Income tax effect	(0.2)	(0.2)	(0.6)	(0.6)
	0.3	0.3	1.0	0.9

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	8.2	(79.2)	9.0	(78.4)
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.7	1.2	5.2	3.7
Settlement and curtailment losses included in net income	4.0	0.1	4.0	0.3
Other	0.0	0.0	(0.6)	0.0
Income tax effect	(2.8)	13.0	(3.4)	12.5
	11.1	(64.9)	14.2	(61.9)

Other comprehensive income (loss), net of tax	41.4	(64.2)	130.4	(16.0)
TOTAL COMPREHENSIVE INCOME	190.2	68.5	391.9	279.6
Less: comprehensive income (loss) attributable to noncontrolling interests	2.5	5.4	(0.3)	5.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$187.7	$63.1	$392.2	$273.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$704.9	$1,097.6
Accounts receivable, net of allowance of $45.8 and $55.7, respectively	3,696.1	4,389.7
Expenditures billable to clients	1,742.3	1,518.1
Assets held for sale	8.3	203.2
Other current assets	312.2	229.4
Total current assets	6,463.8	7,438.0
Property and equipment, net of accumulated depreciation of $1,045.5 and $961.6, respectively	637.5	622.0
Deferred income taxes	270.9	220.3
Goodwill	3,799.9	3,674.4
Other non-current assets	544.0	530.5
TOTAL ASSETS	$11,716.1	$12,485.2

LIABILITIES:
Accounts payable	$5,561.1	$6,303.6
Accrued liabilities	550.7	794.0
Short-term borrowings	511.8	85.7
Current portion of long-term debt	301.9	323.9
Liabilities held for sale	20.8	198.8
Total current liabilities	6,946.3	7,706.0
Long-term debt	1,285.0	1,280.7
Deferred compensation	457.2	480.7
Other non-current liabilities	749.4	708.3
TOTAL LIABILITIES	9,437.9	10,175.7

Redeemable noncontrolling interests (see Note 4)	238.0	252.8

STOCKHOLDERS’ EQUITY:
Common stock	39.9	39.4
Additional paid-in capital	1,235.7	1,199.2
Retained earnings	1,849.8	1,804.3
Accumulated other comprehensive loss, net of tax	(832.7)	(962.5)
	2,292.7	2,080.4
Less: Treasury stock	(279.3)	(63.3)
Total IPG stockholders’ equity	2,013.4	2,017.1
Noncontrolling interests	26.8	39.6
TOTAL STOCKHOLDERS’ EQUITY	2,040.2	2,056.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,716.1	$12,485.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261.5	$295.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	124.5	117.5
Provision for uncollectible receivables	9.5	13.6
Amortization of restricted stock and other non-cash compensation	59.8	59.0
Net amortization of bond discounts and deferred financing costs	4.2	4.2
Deferred income tax (benefit) provision	(1.6)	2.6
Net losses on sales of businesses	20.9	16.1
Other	16.1	29.8
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	875.8	666.3
Expenditures billable to clients	(165.9)	(241.2)
Other current assets	(48.2)	(20.6)
Accounts payable	(986.4)	(688.4)
Accrued liabilities	(287.8)	(207.9)
Other non-current assets and liabilities	(21.4)	(73.5)
Net cash used in operating activities	(139.0)	(26.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108.7)	(114.5)
Acquisitions, net of cash acquired	(22.6)	(47.9)
Other investing activities	(9.2)	(5.1)
Net cash used in investing activities	(140.5)	(167.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(216.0)	(193.3)
Common stock dividends	(211.2)	(179.6)
Acquisition-related payments	(49.1)	(36.7)
Tax payments for employee shares withheld	(38.4)	(22.7)
Repayments of long-term debt	(23.6)	(1.1)
Distributions to noncontrolling interests	(16.9)	(10.8)
Net increase (decrease) in short-term borrowings	429.9	(33.9)
Exercise of stock options	12.1	10.2
Other financing activities	0.1	1.0
Net cash used in financing activities	(113.1)	(466.9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	0.4	50.7
Net decrease in cash, cash equivalents and restricted cash	(392.2)	(610.6)
Cash, cash equivalents and restricted cash at beginning of period	1,100.2	1,506.1
Cash, cash equivalents and restricted cash at end of period	$708.0	$895.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,804.3	$(962.5)	$(63.3)	$2,017.1	$39.6	$2,056.7
Net income				262.4			262.4	(0.9)	261.5
Other comprehensive income					129.8		129.8	0.6	130.4
Reclassifications related to redeemable noncontrolling interests								7.3	7.3
Distributions to noncontrolling interests								(17.5)	(17.5)
Change in redemption value of redeemable noncontrolling interests				(4.6)			(4.6)		(4.6)
Repurchases of common stock						(216.0)	(216.0)		(216.0)
Common stock dividends				(211.2)			(211.2)		(211.2)
Stock-based compensation	5.6	0.6	62.9				63.5		63.5
Exercise of stock options	1.1	0.1	12.1				12.2		12.2
Shares withheld for taxes	(1.6)	(0.2)	(38.5)				(38.7)		(38.7)
Other				(1.1)			(1.1)	(2.3)	(3.4)
Balance at September 30, 2017	399.4	$39.9	$1,235.7	$1,849.8	$(832.7)	$(279.3)	$2,013.4	$26.8	$2,040.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	404.4	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
Net income				290.9			290.9	4.7	295.6
Other comprehensive (loss) income					(17.2)		(17.2)	1.2	(16.0)
Reclassifications related to redeemable noncontrolling interests								0.5	0.5
Distributions to noncontrolling interests								(10.8)	(10.8)
Change in redemption value of redeemable noncontrolling interests				(1.3)			(1.3)		(1.3)
Repurchases of common stock						(193.3)	(193.3)		(193.3)
Common stock dividends				(179.6)			(179.6)		(179.6)
Stock-based compensation	3.5	0.3	88.2				88.5		88.5
Exercise of stock options	1.2	0.1	10.2				10.3		10.3
Shares withheld for taxes	(1.1)	(0.1)	(22.9)				(23.0)		(23.0)
Other			1.6	(1.0)			0.6	2.2	2.8
Balance at September 30, 2016	408.0	$40.7	$1,481.2	$1,546.6	$(862.8)	$(264.3)	$1,941.4	$34.1	$1,975.5

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

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2017		December 31, 2016
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017 (less unamortized issuance costs of $0.1)	2.30%	$299.9	$300.2	$299.4	$301.4
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.4 and $1.1, respectively)	4.13%	247.5	258.5	247.0	258.4
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.8 and $2.2, respectively)	4.32%	497.0	520.5	496.6	503.3
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.7 and $2.7, respectively)	4.24%	496.6	527.0	496.2	511.6
Other notes payable and capitalized leases		45.9	45.9	65.4	65.4
Total long-term debt		1,586.9		1,604.6
Less: current portion		301.9		323.9
Long-term debt, excluding current portion		$1,285.0		$1,280.7

1	See Note 11 for information on the fair value measurement of our long-term debt.
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2020, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0, or the equivalent in other specified currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0, or the equivalent in other specified currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2017, there were no borrowings under the Credit Agreement; however, we had $8.4 of letters of credit under the Credit Agreement, which reduced our total availability to $991.6. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2017.
On October 25, 2017, we amended and restated our Credit Agreement. See Note 14 for further discussion.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We also have uncommitted lines of credit with various banks which permit borrowings at variable interest rates and which are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of September 30, 2017, the Company had uncommitted lines of credit in an aggregate amount of $916.8, under which we had outstanding borrowings of $152.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2017 was $124.7, with a weighted-average interest rate of approximately 3.1%.
Commercial Paper
In June 2017, the Company established a commercial paper program under which the Company was authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,000.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper will be used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of September 30, 2017, the Company had outstanding commercial paper of $359.3 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding under the program during the third quarter of 2017 was $488.2, with a weighted-average interest rate of 1.4% and a weighted-average maturity of fourteen days.
On October 25, 2017, the Company increased the maximum aggregate amount outstanding at any time under our commercial paper program from $1,000.0 to $1,500.0. See Note 14 for further discussion.

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income available to IPG common stockholders	$146.2	$128.6	$262.4	$290.9

Weighted-average number of common shares outstanding - basic	389.5	397.7	391.2	399.5
Dilutive effect of stock options and restricted shares	7.7	10.2	7.4	9.3
Weighted-average number of common shares outstanding - diluted	397.2	407.9	398.6	408.8

Earnings per share available to IPG common stockholders:
Basic	$0.38	$0.32	$0.67	$0.73
Diluted	$0.37	$0.32	$0.66	$0.71

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
During the first nine months of 2017, we completed seven acquisitions, including a strategic communications agency based in the U.K., an independent creative agency based in the U.K., a retail branding and design firm based in the U.S., a content creation and marketing agency based in the Netherlands, an independent media agency and digital consultancy based in Finland, and an integrated marketing communications agency based in Canada. All seven of our acquisitions were included in the Integrated Agency Networks ("IAN") operating segment. During the first nine months of 2017, we recorded approximately $48.1 of goodwill and intangible assets related to our acquisitions.
During the first nine months of 2016, we completed nine acquisitions, including a product and service design consultancy based in the U.S., an integrated healthcare marketing communications agency based in the U.S., a content creation and digital agency with offices in the U.S. and the U.K., a mobile consultancy and application development agency based in the U.K., a

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

branded content production agency specializing in sports and entertainment based in Australia, a full-service public relations and digital agency based in China, a search engine optimization and digital content marketing agency based in the U.K., a mobile focused digital agency based in the U.K. and a business consultancy services agency based in Australia. Of our nine acquisitions, three were included in the IAN operating segment, and six were included in the Constituency Management Group ("CMG") operating segment. During the first nine months of 2016, we recorded approximately $147.9 of goodwill and intangible assets related to our acquisitions, primarily in CMG.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2017	2016
Cost of investment: current-year acquisitions	$28.1	$61.0
Cost of investment: prior-year acquisitions	50.0	37.2
Less: net cash acquired	(6.4)	(13.6)
Total cost of investment	71.7	84.6
Operating payments [1]	37.5	18.7
Total cash paid for acquisitions [2]	$109.2	$103.3

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

2
Of the total cash paid for acquisitions, $22.6 and $47.9 for the nine months ended September 30, 2017 and 2016, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows, as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $49.1 and $36.7 for the nine months ended September 30, 2017 and 2016, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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
The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2017	2016
Balance at beginning of period	$252.8	$251.9
Change in related noncontrolling interests balance	(9.5)	(1.5)
Changes in redemption value of redeemable noncontrolling interests:
Additions	3.4	6.8
Redemptions and other	(18.5)	(14.8)
Redemption value adjustments	9.8	4.5
Balance at end of period	$238.0	$246.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2017	December 31, 2016
Salaries, benefits and related expenses	$341.3	$499.0
Acquisition obligations	53.2	77.5
Office and related expenses	48.8	46.7
Interest	17.0	17.3
Other	90.4	153.5
Total accrued liabilities	$550.7	$794.0

Other (Expense) Income, Net
Results of operations for the three and nine months ended September 30, 2017 and 2016 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (losses) gains on sales of businesses and investments	$(6.2)	$3.9	$(18.3)	$(14.6)
Other (expense) income, net	(3.7)	1.4	(6.2)	1.1
Total other (expense) income, net	$(9.9)	$5.3	$(24.5)	$(13.5)
Net (Losses) Gains on Sales of Businesses and Investments – During the three and nine months ended September 30, 2017, the amounts recognized are primarily related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within our IAN operating segment. During the three and nine months ended September 30, 2016, the amounts recognized are primarily related to sales of businesses within our IAN operating segment.

Share Repurchase Program
In February 2017, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2017 Share Repurchase Program"), which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2016 (the "2016 Share Repurchase Program").
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
	2017	2016
Number of shares repurchased	9.4	8.5
Aggregate cost, including fees	$216.0	$193.3
Average price per share, including fees	$22.92	$22.69
We fully utilized the 2016 Share Repurchase Program during the third quarter of 2017. As of September 30, 2017, $239.5, excluding fees, remains available for repurchase under the 2017 Share Repurchase Program. The 2017 Share Repurchase Program has no expiration date.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:  Income Taxes
For the three and nine months ended September 30, 2017, our effective income tax rates of 22.1% and 30.7%, respectively, were positively impacted by a benefit of $31.2 related to foreign tax credits from distributions of unremitted earnings, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit. For the nine months ended September 30, 2017, our effective income tax rate was positively impacted by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
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
We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the nine months ended September 30, 2017.

	Awards	Weighted-average grant-date fair value (per award)
Stock-settled awards	0.8	$24.20
Performance-based awards	4.8	$20.06
Total stock-based compensation awards	5.6
During the nine months ended September 30, 2017, the Compensation Committee granted performance cash awards and restricted cash awards under the 2014 PIP with a total target value of $54.3 and $2.8, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2016	$(716.7)	$0.6	$(8.4)	$(238.0)	$(962.5)
Other comprehensive income before reclassifications	113.4	0.0	0.0	6.3	119.7
Amount reclassified from accumulated other comprehensive loss, net of tax	1.8	(0.6)	1.0	7.9	10.1
Balance as of September 30, 2017	$(601.5)	$0.0	$(7.4)	$(223.8)	$(832.7)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2015	$(665.6)	$1.3	$(9.6)	$(171.7)	$(845.6)
Other comprehensive income before reclassifications	42.3	0.4	0.0	(65.0)	(22.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	2.3	(1.2)	0.9	3.1	5.1
Balance as of September 30, 2016	$(621.0)	$0.5	$(8.7)	$(233.6)	$(862.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2017	2016	2017	2016
Foreign currency translation adjustments [1]	$1.5	$(4.2)	$1.8	$2.3	Other (expense) income, net
Gains on available-for-sale securities	(0.7)	(0.1)	(0.7)	(1.3)	Other (expense) income, net
Losses on derivative instruments	0.5	0.5	1.6	1.5	Interest expense
Amortization of defined benefit pension and postretirement plan items	5.7	1.3	9.2	4.0	Other (expense) income, net
Tax effect	(0.6)	(0.4)	(1.8)	(1.4)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$6.4	$(2.9)	$10.1	$5.1

1	These foreign currency translation adjustments are primarily a result of the sales of businesses.

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended September 30,	2017	2016	2017	2016	2017	2016
Service cost	$0.0	$0.0	$1.0	$2.4	$0.0	$0.0
Interest cost	1.3	1.4	3.4	4.1	0.3	0.4
Expected return on plan assets	(1.5)	(1.5)	(4.5)	(4.9)	0.0	0.0
Settlements and curtailments	0.0	0.0	4.0	0.1	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	0.3	0.3	1.4	0.9	0.0	0.0
Net periodic cost	$0.1	$0.2	$5.4	$2.7	$0.2	$0.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine months ended September 30,	2017	2016	2017	2016	2017	2016
Service cost	$0.0	$0.0	$2.9	$7.3	$0.0	$0.0
Interest cost	3.8	4.4	10.0	13.3	0.9	1.1
Expected return on plan assets	(4.6)	(4.9)	(13.2)	(15.5)	0.0	0.0
Settlements and curtailments	0.0	0.0	4.0	0.3	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	1.1	1.0	4.1	2.7	0.0	0.0
Net periodic cost	$0.3	$0.5	$7.9	$8.2	$0.8	$1.0
The components of net periodic cost other than the service cost component are included in the line item “Other (expense) income, net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2017, we contributed $2.3 and $13.0 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2017, we expect to contribute approximately $0.3 and $5.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 10:  Segment Information
As of September 30, 2017, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2016 Annual Report on Form 10-K.
Summarized financial information concerning our reportable segments is shown in the following tables.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
IAN	$1,520.2	$1,503.2	$4,465.6	$4,453.3
CMG	382.4	419.0	1,075.8	1,128.8
Total	$1,902.6	$1,922.2	$5,541.4	$5,582.1

Segment operating income (loss):
IAN	$183.9	$184.1	$402.1	$424.1
CMG	50.1	54.8	127.4	125.2
Corporate and other	(14.9)	(30.9)	(74.2)	(94.0)
Total	219.1	208.0	455.3	455.3

Interest expense	(21.0)	(21.7)	(67.6)	(68.8)
Interest income	4.1	4.7	14.0	16.1
Other (expense) income, net	(9.9)	5.3	(24.5)	(13.5)
Income before income taxes	$192.3	$196.3	$377.2	$389.1

Depreciation and amortization of property and equipment and intangible assets:
IAN	$30.7	$29.1	$90.8	$85.9
CMG	4.6	4.9	15.2	14.6
Corporate and other	6.9	5.7	18.5	17.0
Total	$42.2	$39.7	$124.5	$117.5

Capital expenditures:
IAN	$29.3	$39.7	$77.9	$86.9
CMG	6.2	4.7	12.9	8.4
Corporate and other	4.3	7.1	17.9	19.2
Total	$39.8	$51.5	$108.7	$114.5

	September 30, 2017	December 31, 2016
Total assets:
IAN	$10,257.7	$10,660.0
CMG	1,433.4	1,428.3
Corporate and other	25.0	396.9
Total	$11,716.1	$12,485.2

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2017. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2017				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153.2	$0.0	$0.0	$153.2	Cash and cash equivalents
Short-term marketable securities	0.1	0.0	0.0	0.1	Other current assets
Long-term investments	0.4	0.0	0.0	0.4	Other non-current assets
Total	$153.7	$0.0	$0.0	$153.7

As a percentage of total assets	1.3%	0.0%	0.0%	1.3%

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$164.2	$164.2

	December 31, 2016				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$440.8	$0.0	$0.0	$440.8	Cash and cash equivalents
Short-term marketable securities	3.0	0.0	0.0	3.0	Other current assets
Long-term investments	0.4	0.0	0.0	0.4	Other non-current assets
Total	$444.2	$0.0	$0.0	$444.2

As a percentage of total assets	3.6%	0.0%	0.0%	3.6%

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$205.4	$205.4

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $41.2 from December 31, 2016 to September 30, 2017 is primarily due to payments of $91.4, partially offset by acquisitions and exercised options of $38.2. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,606.2	$45.9	$1,652.1	$0.0	$1,574.7	$65.4	$1,640.1
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
Guarantees
As discussed in our 2016 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. The amount of parent company guarantees on lease obligations was $827.8 and $857.3 as of September 30, 2017 and December 31, 2016, respectively, and the amount of parent company guarantees primarily relating to uncommitted lines of credit was $413.8 and $395.6 as of September 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 13:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (the "FASB") issued amended guidance on hedge accounting which expands an entity’s ability to hedge non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new guidance also eliminates the requirement to separately measure and report hedge ineffectiveness. This amended guidance is effective beginning January 1, 2019, with early adoption permitted. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.
Pensions
In March 2017, the FASB issued amended guidance which requires presentation of all net periodic pension and postretirement benefit costs, other than service costs, in non-operating expenses in the Consolidated Statement of Operations. We have early adopted this amended guidance retrospectively as of the quarter ended March 31, 2017 using the practical expedient, which permits the use of amounts disclosed in our Employee Benefits note for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. This resulted in the reclassification of a portion of postretirement costs from "Salaries and related expenses" to "Other (expense) income, net" in the amount of $4.8 and $0.8 for the three months ended September 30, 2017 and 2016, respectively, and $6.4 and $2.4 for the nine months ended September 30, 2017 and 2016, respectively.
Restricted Cash
In November 2016, the FASB issued amended guidance which requires that the Consolidated Statement of Cash Flows present the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We have early adopted this amended guidance retrospectively as of the quarter ended March 31, 2017. The Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 now include restricted cash balances of $2.5 and $3.2, respectively, in the beginning-of-period totals and $3.1 and $3.9, respectively, in the end-of-period totals.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We expect to adopt the standard, which is effective January 1, 2018, using the full retrospective method. The standard impacts the timing of revenue recognition between quarters, primarily as a result of estimating variable consideration. We have determined that the standard will result in an increase in the number of performance obligations within certain of our contractual arrangements. The standard will also result in an increase in third party costs being included in revenue, primarily in connection with our events businesses, which will have no impact on operating income or net income. Additionally, we continue to evaluate the disclosures that may be required.

Note 14:  Subsequent Events
On October 25, 2017, we amended and restated our Credit Agreement, which was most recently amended and restated on October 20, 2015. The amendment increases the revolving commitments under the Credit Agreement from $1,000.0 to $1,500.0 and extends the Credit Agreement's expiration to October 25, 2022. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed. The cost structure, financial covenants and the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0 remain unchanged by the amendment.
On October 25, 2017, the Company increased the maximum aggregate amount outstanding at any time under our commercial paper program from $1,000.0 to $1,500.0. Borrowings under the program continue to be supported by the Credit Agreement, and the proceeds of which will be used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs.

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
The following tables present a summary of financial performance for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017		Nine months ended September 30, 2017
% Increase/(Decrease)	Total	Organic	Total	Organic
Revenue	(1.0)%	0.5%	(0.7)%	1.1%
Salaries and related expenses	0.0%	1.3%	0.4%	2.4%
Office and general expenses	(6.2)%	(3.3)%	(4.0)%	(1.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating margin	11.5%	10.8%	8.2%	8.2%
Expenses as % of revenue:
Salaries and related expenses	64.5%	63.9%	67.5%	66.8%
Office and general expenses	24.0%	25.3%	24.3%	25.1%

Net income available to IPG common stockholders	$146.2	$128.6	$262.4	$290.9

Earnings per share available to IPG common stockholders:
Basic	$0.38	$0.32	$0.67	$0.73
Diluted	$0.37	$0.32	$0.66	$0.71
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currency that most adversely impacted our results during the first nine months of 2017 was the British Pound Sterling, partially offset by the Brazilian Real.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Three months ended September 30, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2017	Organic	Total
Consolidated	$1,922.2	$7.7	$(37.2)	$9.9	$1,902.6	0.5%	(1.0)%
Domestic	1,165.9	0.0	(25.0)	15.1	1,156.0	1.3%	(0.8)%
International	756.3	7.7	(12.2)	(5.2)	746.6	(0.7)%	(1.3)%
United Kingdom	174.0	(4.3)	1.4	5.3	176.4	3.0%	1.4%
Continental Europe	147.6	6.4	(4.0)	0.6	150.6	0.4%	2.0%
Asia Pacific	217.9	0.8	(0.2)	(4.6)	213.9	(2.1)%	(1.8)%
Latin America	103.6	2.4	(10.4)	(10.3)	85.3	(9.9)%	(17.7)%
Other	113.2	2.4	1.0	3.8	120.4	3.4%	6.4%
During the third quarter of 2017, our revenue decreased by $19.6, or 1.0%, compared to the third quarter of 2016, comprised of an organic revenue increase of $9.9, or 0.5% and a favorable foreign currency rate impact of $7.7, offset by the effect of net divestitures of $37.2. Our organic revenue increase was primarily attributable to growth within the healthcare sector, offset by decreases in the technology and telecom sector. The organic revenue increase in our domestic market was mainly driven by our media and advertising businesses, partially offset by declines within our digital specialist agencies and a decrease in pass-through revenue related to certain projects where we acted as principal that decreased in size or did not recur in our events businesses during the third quarter of 2017, the impact of which is also reflected as a comparable reduction in office and general expenses. In our international markets, the organic revenue decrease was primarily attributable to decreases at our advertising businesses in Latin America, most notably in Brazil, and the Asia Pacific region, partially offset by growth across all regions at our media businesses as well as growth at our advertising businesses in the United Kingdom.

		Components of Change				Change
	Nine months ended September 30, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2017	Organic	Total
Consolidated	$5,582.1	$(30.7)	$(73.8)	$63.8	$5,541.4	1.1%	(0.7)%
Domestic	3,426.2	0.0	(52.5)	54.6	3,428.3	1.6%	0.1%
International	2,155.9	(30.7)	(21.3)	9.2	2,113.1	0.4%	(2.0)%
United Kingdom	495.3	(44.5)	12.5	8.5	471.8	1.7%	(4.7)%
Continental Europe	468.1	(3.9)	(13.3)	6.1	457.0	1.3%	(2.4)%
Asia Pacific	617.7	(0.7)	2.4	(12.0)	607.4	(1.9)%	(1.7)%
Latin America	255.7	14.3	(24.6)	(7.9)	237.5	(3.1)%	(7.1)%
Other	319.1	4.1	1.7	14.5	339.4	4.5%	6.4%
During the first nine months of 2017, our revenue decreased by $40.7, or 0.7%, compared to the first nine months of 2016, comprised of an organic revenue increase of $63.8, or 1.1%, offset by the effect of net divestitures of $73.8 and an adverse foreign currency rate impact of $30.7. Our organic revenue increase was primarily attributable to growth within the healthcare sector, offset by decreases in the technology and telecom sector. The organic increase in our domestic market was mainly driven by our media and advertising businesses, offset by weakness in our events and branding businesses. In our international markets, the organic revenue increase was primarily driven by growth across all regions at our media businesses and our advertising businesses in the United Kingdom, partially offset by decreases at our advertising businesses in the Asia Pacific and Latin America regions and our events businesses in the United Kingdom, primarily as a result of certain projects where we no longer act as principal.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Salaries and related expenses	$1,227.6	$1,228.0	$3,742.3	$3,726.3
Office and general expenses	455.9	486.2	1,343.8	1,400.5
Total operating expenses	$1,683.5	$1,714.2	$5,086.1	$5,126.8
Operating income	$219.1	$208.0	$455.3	$455.3
In the third quarter of 2017, total operating expenses decreased 1.8%, compared to our revenue decrease of 1.0%, from the third quarter of 2016, resulting in operating margin expansion to 11.5% from 10.8%. In the first nine months of 2017, total operating expenses decreased 0.8%, compared to our revenue decrease of 0.7%, from the first nine months of 2016, resulting in an operating margin of 8.2%, which remains flat as compared to the prior-year period.
Salaries and Related Expenses

		Components of Change				Change
	2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2017	Organic	Total
Three months ended September 30,	$1,228.0	$4.6	$(21.0)	$16.0	$1,227.6	1.3%	0.0%
Nine months ended September 30,	3,726.3	(24.6)	(49.4)	90.0	3,742.3	2.4%	0.4%
Salaries and related expenses in the third quarter of 2017 decreased by $0.4 compared to the third quarter of 2016, comprised of an organic increase of $16.0 and an adverse foreign currency rate impact of $4.6, offset by the effect of net divestitures of $21.0. The organic increase was primarily attributable to an increase in base salaries, benefits and tax, partially offset by lower incentive expense. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the third quarter of 2017 to 64.5% from 63.9%, when compared to the prior-year period.
Salaries and related expenses in the first nine months of 2017 increased by $16.0 compared to the first nine months of 2016, comprised of an organic increase of $90.0, partially offset by the effect of net divestitures of $49.4 and a favorable foreign currency rate impact of $24.6. The organic increase was primarily driven by factors similar to those noted above for the third quarter of 2017, as well as lower acquisition-related contractual compensation, which is classified within all other salaries and related expenses in the table below. Our staff cost ratio increased in the first nine months of 2017 to 67.5% from 66.8% when compared to the prior-year period.
The following table details our staff cost ratio.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Salaries and related expenses	64.5%	63.9%	67.5%	66.8%
Base salaries, benefits and tax	55.7%	53.5%	57.3%	55.6%
Incentive expense	2.0%	3.7%	3.1%	3.8%
Severance expense	0.8%	0.7%	1.0%	1.0%
Temporary help	3.8%	3.9%	3.9%	3.9%
All other salaries and related expenses	2.2%	2.1%	2.2%	2.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change				Change
	2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2017	Organic	Total
Three months ended September 30,	$486.2	$(0.2)	$(13.9)	$(16.2)	$455.9	(3.3)%	(6.2)%
Nine months ended September 30,	1,400.5	(10.8)	(27.9)	(18.0)	1,343.8	(1.3)%	(4.0)%
Office and general expenses in the third quarter of 2017 decreased by $30.3 compared to the third quarter of 2016, comprised of an organic decrease of $16.2, the effect of net divestitures of $13.9 and a favorable foreign currency rate impact of $0.2. The organic decrease was attributable to lower production expenses related to pass-through costs, which are also reflected in revenue, partially offset by higher occupancy costs. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2017 to 24.0% from 25.3%, when compared to the prior-year period.
Office and general expenses in the first nine months of 2017 decreased by $56.7 compared to the first nine months of 2016, comprised of an organic decrease of $18.0, the effect of net divestitures of $27.9 and a favorable foreign currency rate impact of $10.8. The organic decrease was primarily driven by factors similar to those noted above for the third quarter of 2017, as well as decreases in adjustments to contingent acquisition obligations, as compared to the prior year. Our office and general expense ratio decreased in the first nine months of 2017 to 24.3% from 25.1%, when compared to the prior-year period.
The following table details our office and general expense ratio.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Office and general expenses	24.0%	25.3%	24.3%	25.1%
Professional fees	1.4%	1.4%	1.6%	1.5%
Occupancy expense (excluding depreciation and amortization)	6.9%	6.6%	7.0%	6.8%
Travel & entertainment, office supplies and telecommunications	2.8%	2.8%	3.1%	3.2%
All other office and general expenses [1]	12.9%	14.5%	12.6%	13.6%

1
Includes production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains), spending to support new business activity, net restructuring and other reorganization-related charges (reversals), long-lived asset impairments and other expenses.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cash interest on debt obligations	$(21.0)	$(19.5)	$(60.1)	$(59.8)
Non-cash interest	0.0	(2.2)	(7.5)	(9.0)
Interest expense	(21.0)	(21.7)	(67.6)	(68.8)
Interest income	4.1	4.7	14.0	16.1
Net interest expense	(16.9)	(17.0)	(53.6)	(52.7)
Other (expense) income, net	(9.9)	5.3	(24.5)	(13.5)
Total (expenses) and other income	$(26.8)	$(11.7)	$(78.1)	$(66.2)
Net Interest Expense
For the nine months ended September 30, 2017, net interest expense increased by $0.9 as compared to prior-year period, primarily due to lower interest income from our international markets, partially offset by a decrease in non-cash interest expense from revaluations of mandatorily redeemable noncontrolling interests.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other (Expense) Income, Net
Results of operations for the three and nine months ended September 30, 2017 and 2016 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (losses) gains on sales of businesses and investments	$(6.2)	$3.9	$(18.3)	$(14.6)
Other (expense) income, net	(3.7)	1.4	(6.2)	1.1
Total other (expense) income, net	$(9.9)	$5.3	$(24.5)	$(13.5)
Net (Losses) Gains on Sales of Businesses and Investments – During the three and nine months ended September 30, 2017, the amounts recognized are primarily related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, respectively, as held for sale within our Integrated Agency Networks ("IAN") operating segment. During the three and nine months ended September 30, 2016, the amounts recognized are primarily related to sales of businesses within our IAN segment.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income before income taxes	$192.3	$196.3	$377.2	$389.1
Provision for income taxes	$42.5	$63.8	$115.8	$91.9
Effective income tax rate	22.1%	32.5%	30.7%	23.6%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2017, our effective income tax rates of 22.1% and 30.7%, respectively, were positively impacted by a benefit of $31.2 related to foreign tax credits from distributions of unremitted earnings, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit. For the nine months ended September 30, 2017, our effective income tax rate was positively impacted by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
For the nine months ended September 30, 2016, our effective income tax rate of 23.6% was positively impacted by the settlement of 2011 and 2012 income tax audits which included the recognition of certain previously unrecognized tax benefits of $23.4, the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe, excess tax benefits on employee share-based payments and the recognition of previously unrecognized tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2017 were $0.38 and $0.67, respectively, compared to $0.32 and $0.73 for the three and nine months ended September 30, 2016, respectively. Diluted earnings per share for the three and nine months ended September 30, 2017 were $0.37 and $0.66, respectively, compared to $0.32 and $0.71 for the three and nine months ended September 30, 2016, respectively.
For the three and nine months ended September 30, 2017, net income available to IPG common stockholders included $31.2 related to foreign tax credits from distributions of unremitted earnings, resulting in a positive impact of $0.08 on basic and diluted earnings per share for both periods. For the three and nine months ended September 30, 2017, net income available to IPG common stockholders included net losses of $7.0 and $19.2, respectively, on sales of businesses, and the classification of certain assets as held for sale, resulting in negative impacts of $0.02 and $0.05, respectively, to basic and diluted earnings per share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

For the nine months ended September 30, 2016, net income available to IPG common stockholders included the recognition of certain previously unrecognized tax benefits totaling $23.4, losses of $15.7, net of tax, on sales of businesses in our international markets, and a benefit of $12.2 related to the reversals of valuation allowances as a consequence of the sales of businesses, resulting in impacts of $0.06, ($0.04) and $0.03, respectively, to basic and diluted earnings per share.

Segment Results of Operations – Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2017: IAN and Constituency Management Group ("CMG"). We also report results for the "Corporate and other" group.
IAN
REVENUE

		Components of Change				Change
	Three months ended September 30, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2017	Organic	Total
Consolidated	$1,503.2	$8.7	$(22.4)	$30.7	$1,520.2	2.0%	1.1%
Domestic	893.8	0.0	(17.4)	31.6	908.0	3.5%	1.6%
International	609.4	8.7	(5.0)	(0.9)	612.2	(0.1)%	0.5%
During the third quarter of 2017, IAN revenue increased by $17.0 compared to the third quarter of 2016, comprised of an organic revenue increase of $30.7 and a favorable foreign currency rate impact of $8.7, partially offset by the effect of net divestitures of $22.4. The organic revenue increase was primarily attributable to growth within the healthcare sector, partially offset by decreases in the financial services and technology and telecom sectors. The organic revenue increase in our domestic market was mainly driven by our media and advertising businesses, partially offset by a decline within our digital specialist agencies. In our international markets, the slight organic revenue decrease was primarily attributable to decreases at our advertising businesses in Latin America, most notably in Brazil, and the Asia Pacific region, as well as a decline in our digital specialist agencies in the United Kingdom, partially offset by growth across all regions at our media businesses as well as growth at our advertising businesses in the United Kingdom.

		Components of Change				Change
	Nine months ended September 30, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2017	Organic	Total
Consolidated	$4,453.3	$(15.9)	$(49.1)	$77.3	$4,465.6	1.7%	0.3%
Domestic	2,675.9	0.0	(36.0)	67.7	2,707.6	2.5%	1.2%
International	1,777.4	(15.9)	(13.1)	9.6	1,758.0	0.5%	(1.1)%
During the first nine months of 2017, IAN revenue increased by $12.3 compared to the first nine months of 2016, comprised of an organic revenue increase of $77.3, partially offset by the effect of net divestitures of $49.1 and an adverse foreign currency rate impact of $15.9. The organic revenue increase was primarily attributable to growth within the healthcare sector, partially offset by decreases in the financial services and technology and telecom sectors. The organic revenue increase in our domestic market was driven by growth across all disciplines, most notably at our media and advertising businesses. In our international markets, the organic increase was primarily driven by growth at our media businesses across all regions, most notably in Canada within our Other region and in Latin America, as well as our advertising businesses in the United Kingdom, partially offset by decreases at our advertising businesses in the Asia Pacific and Latin America regions.
SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Segment operating income	$183.9	$184.1	(0.1)%	$402.1	$424.1	(5.2)%
Operating margin	12.1%	12.2%		9.0%	9.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Operating income decreased during the third quarter of 2017 when compared to the third quarter of 2016, due to an increase in revenue of $17.0, as discussed above, and a decrease in office and general expenses of $5.9, offset by an increase in salaries and related expenses of $23.1. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and tax, partially offset by lower incentive expense. The decrease in office and general expenses was attributable to lower production expenses related to pass-through costs, which are also reflected in revenue, and lower bad debt expense, partially offset by higher occupancy costs.
Operating income decreased during the first nine months of 2017 when compared to the first nine months of 2016, comprised of an increase in revenue of $12.3, as discussed above, and a decrease in office and general expenses of $18.1, offset by an increase in salaries and related expenses of $52.4. The increase in salaries and related expenses was primarily driven by factors similar to those noted above for the third quarter of 2017, partially offset by lower acquisition-related contractual compensation. The decrease in office and general expenses was primarily driven by factors similar to those noted above for the third quarter of 2017.
CMG
REVENUE

		Components of Change				Change
	Three months ended September 30, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2017	Organic	Total
Consolidated	$419.0	$(1.0)	$(14.8)	$(20.8)	$382.4	(5.0)%	(8.7)%
Domestic	272.1	0.0	(7.6)	(16.5)	248.0	(6.1)%	(8.9)%
International	146.9	(1.0)	(7.2)	(4.3)	134.4	(2.9)%	(8.5)%
During the third quarter of 2017, CMG revenue decreased by $36.6 compared to the third quarter of 2016, due to an organic revenue decrease of $20.8, the effect of net divestitures of $14.8 and an adverse foreign currency rate impact of $1.0. The organic revenue decreases in our domestic and international markets were primarily driven by a decrease in pass-through revenue related to certain projects where we acted as principal that decreased in size or did not recur in our events businesses during the third quarter of 2017, the impact of which is also reflected as a comparable reduction in office and general expenses.

		Components of Change				Change
	Nine months ended September 30, 2016	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2017	Organic	Total
Consolidated	$1,128.8	$(14.8)	$(24.7)	$(13.5)	$1,075.8	(1.2)%	(4.7)%
Domestic	750.3	0.0	(16.5)	(13.1)	720.7	(1.7)%	(3.9)%
International	378.5	(14.8)	(8.2)	(0.4)	355.1	(0.1)%	(6.2)%
During the first nine months of 2017, CMG revenue decreased by $53.0 compared to the first nine months of 2016, comprised of an organic revenue decrease of $13.5, the effect of net divestitures of $24.7 and an adverse foreign currency rate impact of $14.8. The organic revenue decreases in our domestic and international markets were primarily driven by factors similar to those noted above for the third quarter of 2017, partially offset by growth at our sports marketing businesses in all regions.
SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Segment operating income	$50.1	$54.8	(8.6)%	$127.4	$125.2	1.8%
Operating margin	13.1%	13.1%		11.8%	11.1%
Operating income decreased during the third quarter of 2017 when compared to the third quarter of 2016, comprised of a decrease in revenue of $36.6, as discussed above, a decrease in office and general expenses of $21.0 and a decrease in salaries and related expenses of $10.9. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, as well as decreases in adjustments to contingent acquisition obligations, as compared to the prior year. The decrease in salaries and related expenses was primarily due to net divestitures of non-strategic businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Operating income increased during the first nine months of 2017 when compared to the first nine months of 2016, comprised of a decrease in revenue of $53.0, as discussed above, a decrease in office and general expenses of $35.0 and a decrease in salaries and related expenses of $20.2. The decreases in office and general and salaries and related expenses were primarily driven by factors similar to those noted above for the third quarter of 2017.
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
Corporate and other expenses decreased during the third quarter of 2017 by $16.0 to $14.9 compared to the third quarter of 2016, primarily due to lower incentive expense. During the first nine months of 2017, corporate and other expenses decreased by $19.8 to $74.2 compared to the first nine months of 2016, also primarily due to lower incentive expense.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2017	2016
Net income, adjusted to reconcile to net cash used in operating activities [1]	$494.9	$538.4
Net cash used in working capital [2]	(612.5)	(491.8)
Changes in other non-current assets and liabilities using cash	(21.4)	(73.5)
Net cash used in operating activities	$(139.0)	$(26.9)
Net cash used in investing activities	$(140.5)	$(167.5)
Net cash used in financing activities	$(113.1)	$(466.9)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.
Operating Activities
Net cash used in operating activities during the first nine months of 2017 was $139.0, which was an increase of $112.1 as compared to the first nine months of 2016 driven by higher use of cash in working capital. Working capital in the first nine months of 2016 benefited from the spending patterns of our clients compared to the first nine months of 2017. Due to the seasonality of our business, we typically use cash from working capital in the first nine months of a year, with the largest impact in the first quarter, and generate cash from working capital in the fourth quarter of a year. The working capital use in the first nine months of 2017 was primarily attributable to our media businesses.
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
Investing Activities
Net cash used in investing activities during the first nine months of 2017 primarily consisted of payments for capital expenditures of $108.7, related mostly to leasehold improvements and computer hardware and software.
Financing Activities
Net cash used in financing activities during the first nine months of 2017 was primarily driven by the repurchase of 9.4 shares of our common stock for an aggregate cost of $216.0, including fees, and the payment of dividends of $211.2, partially offset by a net increase in short-term borrowings of $429.9.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $0.4 during the first nine months of 2017.

Balance Sheet Data	September 30, 2017	December 31, 2016	September 30, 2016
Cash, cash equivalents and marketable securities	$705.0	$1,100.6	$894.6

Short-term borrowings	$511.8	$85.7	$107.8
Current portion of long-term debt	301.9	323.9	24.5
Long-term debt	1,285.0	1,280.7	1,583.3
Total debt	$2,098.7	$1,690.3	$1,715.6
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
Notable funding requirements include:

•
Debt service – As of September 30, 2017, we had outstanding short-term borrowings of $511.8 from our commercial paper program and uncommitted lines of credit used primarily to fund seasonal working capital needs. Our 2.25% Senior Notes in aggregate principal amount of $300.0 mature on November 15, 2017, and we expect to use proceeds from the issuance of commercial paper to repay the outstanding 2.25% Senior Notes upon maturity. The remainder of our debt is primarily long-term, with maturities scheduled through 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

•
Acquisitions – We paid cash of $21.7, net of cash acquired of $6.4, for acquisitions completed in the first nine months of 2017. We also paid $0.9 in up-front payments and $86.6 in deferred payments for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $54.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $32.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first nine months of 2017, we paid three quarterly cash dividends of $0.18 per share on our common stock, which corresponded to an aggregate dividend payment of $211.2. Assuming we continue to pay a quarterly dividend of $0.18 per share, and there is no significant change in the number of outstanding shares as of September 30, 2017, we would expect to pay approximately $280.0 over the next twelve months.

Share Repurchase Program
In February 2017, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock ("the 2017 Share Repurchase Program"), which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2016 ("the 2016 Share Repurchase Program"). We fully utilized the 2016 Share Repurchase Program during the third quarter of 2017. As of September 30, 2017, $239.5, excluding fees, remains available for repurchase under the 2017 Share Repurchase Program. The 2017 Share Repurchase Program has no expiration date.
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
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit. On October 25, 2017, we amended and restated the Credit Agreement, increasing the revolving commitments under the Credit Agreement from $1,000.0 to $1,500.0, or the equivalent in other specified currencies, and extending the Credit Agreement's expiration to October 25, 2022. See Note 14 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0, or the equivalent in other specified currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2017, there were no borrowings under the Credit Agreement; however, we had $8.4 of letters of credit under the Credit Agreement which reduced our total availability to $991.6.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2017. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The table below sets forth the financial covenants in effect as of September 30, 2017.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2017	EBITDA Reconciliation	September 30, 2017
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$941.0
Actual interest coverage ratio	18.05x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	253.6
Actual leverage ratio	1.76x	EBITDA [1]	$1,194.6

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

We also have uncommitted lines of credit with various banks which permit borrowings at variable interest rates and which are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of September 30, 2017, the Company had uncommitted lines of credit in an aggregate amount of $916.8, under which we had outstanding borrowings of $152.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2017 was $124.7, with a weighted-average interest rate of approximately 3.1%.
Commercial Paper
In June 2017, the Company established a commercial paper program under which the Company was authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,000.0. On October 25, 2017, the Company increased the maximum aggregate amount outstanding at any time under our commercial paper program to $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper will be used for working capital and general corporate purposes, including the repayment of maturing indebtedness, as described above, and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of September 30, 2017, the Company had outstanding commercial paper of $359.3 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding under the program during the third quarter of 2017 was $488.2, with a weighted-average interest rate of 1.4% and a weighted-average maturity of fourteen days. See Note 14 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts that other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2017, the amount netted was $1,567.0.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our debt credit ratings as of October 16, 2017 are listed below.

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
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the third quarter of 2017. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2017, and December 31, 2016, approximately 77% and 93%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of September 30, 2017. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the third quarter of 2017, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2017 to September 30, 2017:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	1,045,347	$24.76	1,033,613	$314,797,836
August 1 - 31	2,336,046	$20.98	2,334,077	$265,832,070
September 1 - 30	1,288,700	$20.42	1,288,700	$239,522,615
Total	4,670,093	$21.67	4,656,390

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 11,734 Withheld Shares in July 2017, 1,969 Withheld Shares in August 2017 and no Withheld Shares in September 2017, for a total of 13,703 Withheld Shares during the three-month period.

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

Item 5.	Other Information
(a) On October 25, 2017, The Interpublic Group of Companies, Inc. (the “Company”) entered into an amendment and restatement (the “Amendment”) of the Company’s credit agreement originally dated as of July 18, 2008, as amended and restated as of April 23, 2010, as further amended and restated as of May 31, 2011, as further amended as of November 6, 2012, as further amended and restated as of December 12, 2013 and as further amended and restated as of October 20, 2015 (as further amended and restated pursuant to the Amendment, the “Credit Agreement”). Under the Amendment, among other things, the revolving commitments under the Credit Agreement have been increased from $1 billion to $1.5 billion, and the maturity date was extended to October 25, 2022. The Company continues to have the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250 million, provided the Company receives commitments for such increases and satisfies certain other conditions.
The cost structure under the Amendment has not changed. Based on the Company’s current credit ratings, the applicable margin for Eurocurrency Rate borrowings (as defined in the Credit Agreement) is 1.100%, and the facility fee payable on a lender’s revolving commitment is 0.150%.
In addition to other usual and customary covenants, the Credit Agreement contains two financial covenants, both of which remain the same. Under the Credit Agreement, the Company is required to maintain, as of the end of each fiscal quarter: (i) an interest coverage ratio of not less than 5.00 to 1.00 for the period of four fiscal quarters then ended; and (ii) a leverage ratio of not more than 3.50 to 1.00 for the period of four fiscal quarters then ended. The leverage ratio may be changed to not more than 4.00 to 1, at the election of the Company, for four consecutive fiscal quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200,000,000.
From time to time, one or more of the lenders under the Credit Agreement and certain of their respective affiliates have provided, and may in the future provide, investment banking and other financial advisory services to the Company and its affiliates, for which such lender or its affiliate has received or will receive payment of customary fees and expenses.
The foregoing description is qualified in its entirety by reference to the Credit Agreement, attached hereto as Exhibit 10(i)(1), which is incorporated herein by reference.
(b) As previously disclosed in a Current Report on Form 8-K filed on June 8, 2017, the Company established a commercial paper program (the “Program”), under which the Company may issue unsecured commercial paper notes (the “Notes”) on a private placement basis. On October 25, 2017, the Company increased the amount of Notes that it may issue from time to time under the Program to an aggregate amount not to exceed $1.5 billion outstanding at any time. Under the Program, the Company may issue Notes from time to time, and proceeds of the Notes will be used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. Citibank, N.A. is acting issuing and paying agent under the Program. Each of the commercial paper dealers will act as a dealer under the Program (each a “Dealer” and, collectively, the “Dealers”) pursuant to the terms and conditions of a commercial paper dealer agreement entered into between the Company and each Dealer (the “Dealer Agreements”). Each Dealer Agreement contains customary representations, warranties, covenants and indemnification provisions. From time to time, one or more of the Dealers and certain of their respective affiliates have provided, and may in the future provide, commercial banking, investment banking and other financial advisory services to the Company and its affiliates for which such Dealer has received or will receive customary fees and expenses. The Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered and sold except in compliance with an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.
The information contained in this Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to purchase any Notes, nor shall there be any sale of the Notes in any jurisdiction in which such offer, solicitation or sale would be unlawful.
The maturities of the Notes will vary but may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par, or, alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

10(i)(1)
Credit Agreement, dated as of July 18, 2008, as amended and restated as of April 23, 2010, as further amended and restated as of May 31, 2011, as further amended as of November 6, 2012, as further amended and restated as of December 12, 2013, as further amended and restated as of October 20, 2015 and as further amended and restated as of October 25, 2017 among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, as administrative agent.

10(iii)(A)(1)	The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 26, 2017

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 26, 2017