Form 10-K
period 2017-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2018-02-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2017, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $9.7 billion. The number of shares of the registrant’s common stock outstanding as of February 14, 2018 was 384,469,632.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2018 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of the Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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

About Us
We are one of the world’s premier global advertising and marketing services companies. Through our 50,200 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
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

•
McCann Worldgroup is a leading global marketing solutions network united across 100+ countries by a single vision: to help brands play a meaningful role in people’s lives. The network is comprised of agencies that emphasize creativity, innovation and performance. The global components of McCann Worldgroup are McCann, one of the world's largest advertising agency networks; MRM//McCann, a digital marketing and relationship management agency; Momentum Worldwide, a brand experience agency; McCann Health, a professional and direct-to-consumer health communications network; ChaseDesign, a shopper marketing specialist; PMK-BNC, the talent, entertainment and brand agency; and CRAFT, the network’s global adaptation and production arm. UM (media management), Weber Shandwick (public relations) and FutureBrand (consulting/design) align with McCann Worldgroup to deliver fully integrated solutions.

•
FCB is a global marketing communications company. Based on an understanding of diversified markets and cultures, FCB focuses on creating “Never Finished” ideas for clients that reflect each brand’s past and anticipate its future. FCB also offers a range of best-in-class, integrated and specialist marketing capabilities: FCB Health, one of the world’s most awarded healthcare marketing networks; shopper-first agency FCB/RED; design agency Chute Gerdeman; experiential agency FCBX; production studios Lord + Thomas and FuelContent; CRM agency FCB/SIX; and digital agencies New Honor Society and HelloComputer.

•
MullenLowe Group is a creatively-driven integrated marketing communications network with a strong entrepreneurial heritage and challenger mentality. A global creative boutique of distinctive agencies, MullenLowe Group is rich in local culture and scale, present in more than 65 markets with over 90 agencies. With a hyperbundled operating model, global specialisms include expertise in brand strategy, through-the-line advertising with MullenLowe; digital transformation with MullenLowe Profero; media and communications planning and buying with MullenLowe Mediahub; customer experience activation with MullenLowe Open; and consumer and corporate PR with MullenLowe PR and MullenLowe Salt. The group is focused on delivering an “Unfair Share of Attention” for clients and is consistently ranked among the most awarded creative and effective agency networks in the world, having topped the Effie Index as the most effective global network in terms of points per dollar of revenue for the past seven consecutive years.

•
IPG Mediabrands manages IPG’s global media-related assets and oversees marketing investment for many of the world’s most iconic brands. The agency group delivers business results for clients by providing strategic counsel and advisory services to navigate the fast-evolving consumer and media landscape. These solutions are developed and executed through integrated, data-driven marketing strategies. IPG Mediabrands’ expansive network of agencies includes UM, Initiative, Cadreon, Orion Worldwide and Reprise as well as specialty business units including Healix, Identity, IPG Media Lab, MAGNA and Rapport. The specialist agencies focus on media innovation, forecasting, product development, branded content, emerging technology, mobile, search and social, out-of-home and more.

•
We also have exceptional global marketing specialists across a range of disciplines. Our industry-leading public relations agencies such as Weber Shandwick, Golin, DeVries Global, Creation and Current Marketing have expertise in every significant area of communication management. Jack Morton is a global brand experience agency, and FutureBrand is a leading brand consultancy. Octagon is a global sports, entertainment and lifestyle marketing agency. Our digital specialist agencies, led by R/GA, Huge and MRM//McCann, are among the industry's most award-winning digital agencies. Our premier healthcare communications specialists reside within our global creative networks.

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

We list approximately 100 of our companies on our website under the "Our Agencies" section, with descriptions, case studies, social media channels and office locations for each. To learn more about our broad range of capabilities, visit our website at www.interpublic.com. Information on our website is not part of this report.

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

Together, these steps have built a culture of strategic creativity and high performance across IPG, resulting in IPG posting strong organic growth, as well as increased honors and awards for our Company.
In 2017, at both the Cannes Festival of Creativity and the Global Effie Awards, IPG performed better than any other holding group in terms of awards per dollar of revenue. At Cannes, IPG agencies took home seven Grand Prix awards, the top award given out at the Festival, more than any other holding company; the tally included the Grand Prix for Good at the Health Lions and the Titanium Lion, the Festival's top creative honor. The IPG agencies that won top prizes at Cannes span the spectrum of marketing disciplines and geographies and included Area 23, Deutsch, FCB, Fitzgerald & Co, FP7, Huge, McCann, McCann Health, MRM//McCann, MullenLowe, MullenLowe Mediahub, R/GA, The Martin Agency and Weber Shandwick.

In the U.S. market, IPG once again excelled in Advertising Age’s annual "A-List," a ranking of the industry's ten most innovative and creative agencies. McCann and R/GA were named #2 and #3, respectively, making IPG the only holding company to have multiple agencies on the prestigious list. Additionally, MullenLowe Group, Momentum and Weber Shandwick were all named Agency A-List "Standouts," and The Martin Agency and McCann New York were named "Creativity Innovators." Additional IPG agencies recognized by Ad Age include Hill Holliday, named an "Agency to Watch," and Deutsch LA, honored as a "Creativity Innovator Standout."
Additionally, IPG agencies swept the 2017 PRWeek Awards, with Weber Shandwick, Carmichael Lynch Relate, Golin, DeVries and MullenLowe all receiving top honors.
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
Fast-Growth and Strategic Regions
We continue to invest and expand our presence in high-growth and strategic geographic regions. In recent years, we have made significant investments in Russia, Brazil, India and China, further strengthening our position in these important developing markets. Our operations in India are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with 75 offices across 13 countries. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands and opportunistically acquire specialty offerings. Additional areas of investment include key strategic markets in North America, Asia Pacific, Latin America and Africa.
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
We began our formal programs over a decade ago. Since then, IPG has seen dramatic improvements in the diversity of our workforce. In the U.S., IPG exceeded the ad industry’s representation rates for women and minorities for both professional-level and management positions in the most recent filings. An environment that encourages respect and trust is key to a creative business like ours, and IPG believes a competitive advantage comes with having a variety of perspectives and beliefs in its workforce.
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
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies. In 2017, IPG’s acquisitions included a digital marketing agency based in the U.S., a data science and business intelligence firm based in the U.S. with operations in China, an advertising and consulting company based in Indonesia, a strategic communications agency based in the U.K., an independent creative agency based in the U.K., a retail branding and design firm based in the U.S., a content creation and marketing agency based in the Netherlands, an independent media agency and digital consultancy based in Finland, and an integrated marketing communications agency based in Canada.

Financial Objectives
Our financial goals include competitive organic revenue growth and operating margin expansion, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and deliver long-term shareholder value.

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

Principal Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2017	2016	2015
Domestic	59.8%	59.7%	58.8%
United Kingdom	8.6%	8.9%	9.0%
Continental Europe	9.1%	8.9%	9.2%
Asia Pacific	11.6%	11.8%	12.0%
Latin America	4.5%	4.7%	5.0%
Other	6.4%	6.0%	6.0%
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

	Consolidated Revenues for the Three Months Ended
	2017		2016		2015
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$1,753.9	22.3%	$1,742.0	22.2%	$1,676.0	22.0%
June 30	1,884.9	23.9%	1,917.9	24.4%	1,876.1	24.7%
September 30	1,902.6	24.1%	1,922.2	24.5%	1,865.5	24.5%
December 31	2,341.0	29.7%	2,264.5	28.9%	2,196.2	28.8%
	$7,882.4		$7,846.6		$7,613.8
See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 20% of revenue in both 2017 and 2016. Our largest client accounted for approximately 4% of revenue for both 2017 and 2016. Based on revenue for the year ended December 31, 2017, our largest client sectors (in alphabetical order) were auto and transportation, healthcare and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies and new forms of market participants to win new clients and maintain existing client relationships.

Regulatory Environment
The advertising and marketing services that our agencies provide are subject to governmental regulation and other action in all of the jurisdictions in which the Company operates. While these governmental regulations and other actions can impact the Company’s operations, the specific marketing regulations we may face in a given market do not as a general matter significantly impact the Company’s overall service offerings or the nature in which we provide these services.
Governments, government agencies and industry self-regulatory bodies have adopted laws, regulations and standards, and judicial bodies have issued rulings, that directly or indirectly affect the form and content of advertising, public relations and other marketing activities we produce or conduct on behalf of our clients. These laws, regulations and other actions include content-related rules with respect to specific products and services, restrictions on media scheduling and placement, and labeling or warning requirements with respect to certain products, for example pharmaceuticals, alcoholic beverages, cigarettes and other tobacco products, and food and nutritional supplements. We are also subject to rules related to marketing directed to certain groups, such as children.
Digital marketing services are a dynamic and growing sector of our business. Our service offerings in this area are covered by laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. Existing and proposed laws and regulations in this area, such as the General Data Protection Regulation ("GDPR") coming into effect in the European Union, can impact the development, efficacy and profitability of internet-based and other digital marketing. Limitations on the scheduling, content or delivery of direct marketing activities can likewise impact the activities of our agencies offering those services.
With agencies and clients located in over 100 countries worldwide, we are also subject to laws governing our international operations. These include broad anti-corruption laws such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act (2010), which generally prohibit the making or offering of improper payments to government officials and political figures. Export controls and economic sanctions regimes, such as those maintained by the U.S. government and comparable ones by the member states of the European Union, impose limitations on the Company’s ability to operate in certain geographic regions or to seek or service certain potential clients. Likewise, our Treasury operations must comply with exchange controls, restrictions on currency repatriation and the control requirements of applicable anti-money-laundering statutes.

Personnel
As of December 31, 2017, we employed approximately 50,200 people, of whom approximately 20,100 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available, free of charge, on our website at www.interpublic.com under the "Investor Relations" section, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC") at www.sec.gov. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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

Executive Officers of IPG

Name	Age	Office
Michael I. Roth [1]	72	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	54	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	51	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	46	Senior Vice President, Audit and Chief Risk Officer
Ellen Johnson	52	Senior Vice President of Finance and Treasurer
Philippe Krakowsky	55	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	57	Executive Vice President and Chief Financial Officer

1	Also a Director
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
Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. In 2017, Mr. Carroll assumed additional responsibilities as Chief Financial Officer for the Constituency Management Group (CMG). Mr. Carroll served as Senior Vice President and Controller of McCann Worldgroup from November 2005 to March 2006. Prior to joining us, Mr. Carroll served as Chief Accounting Officer and Controller at Eyetech Pharmaceuticals and MIM Corporation. Prior to that time, he served as a Financial Vice President at Lucent Technologies, Inc. and began his professional career at PricewaterhouseCoopers from October 1991 to September 2000. Mr. Carroll has been a director of the T. Howard Foundation since 2015.
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
The advertising and marketing communications business is highly competitive. Our agencies and media services compete with other agencies and other providers of creative, marketing or media services to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants. Competitive challenges also arise from rapidly-evolving and new technologies in the marketing and advertising space, creating opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements.
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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue accounted for approximately 20% of revenue in 2017. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
We are exposed to risks associated with weak regional or global economic conditions and increased disruption in the financial markets. The global economy continues to be challenging in some parts of the world. Uncertainty about the strength of the global economy generally, or economic conditions in certain regions, and a degree of caution on the part of some marketers, continue to have an effect on the demand for advertising and marketing communication services. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

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
We are a global business, with agencies located in over 100 countries, including every significant world market. Operations outside the United States represent a significant portion of our revenues, approximately 40% in 2017. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, and difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, including the FCPA and the U.K. Anti-Bribery Act (2010), which can be comprehensive, complex and stringent, in all jurisdictions where we operate. Export controls and economic sanctions, such as those maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury, can impose limitations on our ability to operate in certain geographic regions or to seek or service certain potential clients. These restrictions can place us at a competitive disadvantage with respect to those competitors who may not be subject to comparable restrictions. Failure to comply or to implement business practices that sufficiently prevent corruption or violation of sanctions laws could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm.
Given our substantial operations in the United Kingdom and Continental Europe, we face uncertainty surrounding the implementation and effects of the U.K.’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” It is possible that Brexit and changes resulting from Brexit will cause increased regulatory and legal complexities and create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, and the potential impact of increased restrictions on the free movement of labor, capital, goods and services between the United Kingdom and the remaining members of the European Union, which could have an adverse effect on our business, financial results and operations.
In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
In addition, because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Australian Dollar, Brazilian Real, British Pound Sterling, Canadian Dollar, Chinese Yuan Renminbi, Euro and Indian Rupee, fluctuations in exchange rates between the U.S. Dollar and such currencies, including the persistent strength of the U.S. Dollar in recent periods, may adversely affect our financial results. In particular, Brexit has caused, and may continue to cause, significant volatility in currency exchange rates, especially between the U.S. Dollar and the British Pound Sterling.

•	We are subject to industry regulations and other legal or reputational risks that could restrict our activities or negatively impact our performance or financial condition.
Our industry is subject to government regulation and other governmental action, both domestic and foreign. Advertisers and consumer groups may challenge advertising through legislation, regulation, judicial actions or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Our business is also subject to specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements applicable to advertising for certain products. Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based and digital marketing. The costs of compliance with these laws may increase in the future as a result of the implementation of new laws or regulations, such as the GDPR, or changes in interpretations of current ones. Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in penalties or significant legal liability. Legislators, agencies and other governmental units may also continue to initiate proposals to ban the advertising of specific products, such as alcohol or tobacco, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues. Governmental action, including judicial rulings, on the relative responsibilities of clients and their marketing agencies for the content of their marketing can also impact our operations. Furthermore, we could suffer reputational risk as a result of governmental or legal action or from undertaking work that may be challenged by consumer groups or considered controversial.

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
As of December 31, 2017, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.8 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
We maintain a $1.5 billion committed corporate credit facility (the “Credit Agreement”) to increase our financial flexibility. We also maintain a commercial paper program under which we are authorized to issue short-term debt up to an aggregate amount outstanding at any time of $1.5 billion, which we use for working capital and general corporate purposes. Borrowings under the commercial paper program are supported by the Credit Agreement. If credit under the Credit Agreement or our ability to access the commercial paper market were unavailable or insufficient, our liquidity could be adversely affected. The Credit Agreement contains financial covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenants would be more difficult to achieve if we were to experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. If we were unable to comply with any of the financial covenants contained in the Credit Agreement, we could be required to seek an amendment or waiver from our lenders, and our costs under the Credit Agreement could increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement could be terminated, and any outstanding amounts could be subject to acceleration.
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
Because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, we could be adversely affected if our credit ratings were downgraded or if they were significantly weaker than those of our competitors. Our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings, and any downgrades to those ratings could reduce the market capacity for, or our ability to issue, commercial paper. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

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
Price Range of Common Stock
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 14, 2018, there were approximately 10,600 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low
2017:
Fourth Quarter	$21.34	$18.45
Third Quarter	$25.57	$19.58
Second Quarter	$25.21	$23.57
First Quarter	$24.74	$22.97
2016:
Fourth Quarter	$24.59	$21.83
Third Quarter	$24.23	$21.94
Second Quarter	$24.60	$22.26
First Quarter	$23.26	$20.30

During 2017, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 14, 2017	$0.18	$69.1	December 1, 2017	December 15, 2017
August 10, 2017	$0.18	$69.8	September 1, 2017	September 15, 2017
May 25, 2017	$0.18	$70.5	June 5, 2017	June 19, 2017
February 10, 2017	$0.18	$70.9	March 1, 2017	March 15, 2017

During 2016, the following dividends were declared and paid:

Declaration Date	Per Share Dividend	Aggregate Dividend ($ in millions)	Record Date	Payment Date
November 8, 2016	$0.15	$58.8	December 1, 2016	December 15, 2016
August 10, 2016	$0.15	$59.5	September 1, 2016	September 15, 2016
May 19, 2016	$0.15	$60.2	June 1, 2016	June 15, 2016
February 12, 2016	$0.15	$59.9	March 1, 2016	March 15, 2016
On February 14, 2018, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.21 per share, payable on March 15, 2018 to holders of record as of the close of business on March 1, 2018. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2017 to December 31, 2017.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	1,231,868	$20.74	1,230,394	$214,001,430
November 1 - 30	1,723,139	$18.89	1,722,246	$181,474,975
December 1 - 31	1,295,639	$20.25	1,285,000	$155,459,545
Total	4,250,646	$19.84	4,237,640

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the "Withheld Shares"). We repurchased 1,474 Withheld Shares in October 2017, 893 Withheld Shares in November 2017 and 10,639 Withheld Shares in December 2017, for a total of 13,006 Withheld Shares during the three-month period.

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

3
In February 2017, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2017 Share Repurchase Program"). On February 14, 2018, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining for repurchase under the 2017 Share Repurchase Program. There is no expiration date associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)

Years ended December 31,	2017	2016	2015	2014	2013
Statement of Operations Data
Revenue	$7,882.4	$7,846.6	$7,613.8	$7,537.1	$7,122.3
Salaries and related expenses [1]	5,068.1	5,035.1	4,854.8	4,820.4	4,545.5
Office and general expenses [2]	1,840.7	1,870.5	1,884.2	1,928.3	1,978.5
Operating income	973.6	941.0	874.8	788.4	598.3
Provision for income taxes [3]	281.9	198.0	282.8	216.5	181.2
Net income [4]	595.0	632.5	480.5	505.4	288.9
Net income available to IPG common stockholders [4]	579.0	608.5	454.6	477.1	259.2

Earnings per share available to IPG common stockholders:
Basic [5]	$1.49	$1.53	$1.11	$1.14	$0.62
Diluted [5]	$1.46	$1.49	$1.09	$1.12	$0.61

Weighted-average number of common shares outstanding:
Basic	389.6	397.9	408.1	419.2	421.1
Diluted	397.3	408.0	415.7	425.4	429.6

Dividends declared per common share	$0.72	$0.60	$0.48	$0.38	$0.30

Other Financial Data
Net cash provided by operating activities [6]	$881.8	$512.8	$688.5	$696.5	$635.1
Ratios of earnings to fixed charges	4.3	4.2	4.1	3.8	2.6

As of December 31,	2017	2016	2015	2014	2013
Balance Sheet Data
Cash and cash equivalents and marketable securities	$791.0	$1,100.6	$1,509.7	$1,667.2	$1,642.1
Total assets	12,695.2	12,485.2	12,585.1	12,736.6	12,896.9
Total debt	1,372.5	1,690.3	1,745.1	1,705.5	1,640.8
Total liabilities	10,207.3	10,175.7	10,331.4	10,328.0	10,397.0
Total stockholders’ equity	2,235.8	2,056.7	2,001.8	2,151.2	2,250.8

1
As part of the adoption of FASB ASU 2017-07, we have reclassified a portion of postretirement costs from salaries and related expenses to other expense, net. The amounts reclassified were $9.6, $3.0, and $2.9 for the years ended December 31, 2017, 2016 and 2015, respectively.

2	The year ended December 31, 2013 included a charge of $60.6 from the effects of restructuring and related costs.

3
The year ended December 31, 2017 included a benefit of $36.0 related to the net effect of the Tax Cuts and Jobs Act. The year ended December 31, 2016 included a net reversal of valuation allowances of $12.2, a benefit of $23.4 related to the conclusion and settlement of a tax examination of previous years and a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns. The year ended December 31, 2014 included a net reversal of valuation allowances of $67.6.

4
The years ended December 31, 2017, 2016 and 2015 included losses of $16.7, $39.0 and $47.1, respectively, net of tax, on sales of businesses. The years ended December 31, 2014 and 2013 included losses of $6.6 and $28.3, respectively, net of tax, related to our early extinguishment of debt. The year ended December 31, 2013 included a loss of $50.9, net of tax, from the effects of restructuring and related costs.

5
Refer to "Earnings Per Share" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further detail on the basic and diluted earnings per share impacts for the years ended December 31, 2017, 2016 and 2015. Basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal of valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 also included a negative impact of $0.01 and $0.02 per share, respectively, from a loss on early extinguishment of debt, net of tax. Basic and diluted earnings per share for the year ended December 31, 2013 included a negative impact of $0.12 and $0.11 per share, respectively, from the effects of restructuring and related costs, net of tax, as well as a negative impact of $0.06 per share from a loss on early extinguishment of debt, net of tax.

6	We have revised our prior-period Consolidated Statements of Cash Flows to reflect the adoption of FASB ASU 2016-18.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2017 compared to 2016 and 2016 compared to 2015.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 14 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2017 or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY
Our organic revenue increase in 2017 was driven by growth throughout most of our geographic regions, which was primarily a result of growth with existing clients. The growth in our domestic market was primarily driven by our media and advertising disciplines. Our international organic increase was primarily driven by strong growth within our media discipline, with notable contributions from Continental Europe and our Other region, primarily in Canada. The Asia Pacific region weighed on our international growth, mainly due to a challenging and competitive market within our advertising discipline. We continued to have increased growth in demand for our full range of services, including media, creative and marketing services across most of our regional markets. We carefully managed our operating expenses, which reflected investments made in our agencies to support our new business portfolio, service our existing clients and grow our capabilities.
Overall demand for our services by clients remains solid, though our growth slowed in 2017 relative to its strong pace in recent years due to challenging comparable performance over the last three years, and to caution on the part of some large marketers that characterized our industry in 2017. We continue to derive substantial benefit from our diversified client base, our global footprint and the broad range and strength of our professional offerings. We continued to enhance our businesses during 2017 by making investments in creative and strategic talent that emphasize our growth priorities: fast-growth digital marketing channels, high-growth geographic regions, creative talent and strategic world markets. We believe our continued investment in tools, technology and process improvements will create efficiencies in the delivery of our services.
We continued to enhance value to our shareholders through common stock dividends, share repurchases and improvements in our balance sheet. Basic earnings per share available to IPG common stockholders for the years ended December 31, 2017, 2016 and 2015 were $1.49, $1.53 and $1.11 per share, respectively. Diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 were $1.46, $1.49 and $1.09 per share, respectively. Basic and diluted earnings per share for the year ended December 31, 2017 included a net positive impact of $0.09 per share as a result of the Tax Cuts and Jobs Act as discussed in further detail in the Income Taxes section of our MD&A. Basic and diluted earnings per share for the year ended December 31, 2017 included a negative impact of $0.04 per share from net losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Basic and diluted earnings per share for the year ended December 31, 2016 included a net positive impact of $0.20 per share from various tax items as discussed in further detail in the Income Taxes section of our MD&A. Basic and diluted earnings per share for the years ended December 31, 2016 and 2015 included negative impacts of $0.10 and $0.12 per share, respectively, from net losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present a summary of financial performance for the year ended December 31, 2017, as compared with the same periods in 2016 and 2015.

	Years ended December 31,
	2017		2016
% Increase / (Decrease)	Total	Organic	Total	Organic
Revenue	0.5%	1.8%	3.1%	5.0%
Salaries and related expenses	0.7%	2.0%	3.7%	5.7%
Office and general expenses	(1.6)%	0.5%	(0.7)%	2.0%

		Years ended December 31,
		2017	2016	2015
Operating margin		12.4%	12.0%	11.5%
Expenses as % of revenue:
Salaries and related expenses		64.3%	64.2%	63.8%
Office and general expenses		23.4%	23.8%	24.7%

Net income available to IPG common stockholders		$579.0	$608.5	$454.6

Earnings per share available to IPG common stockholders:
Basic		$1.49	$1.53	$1.11
Diluted		$1.46	$1.49	$1.09

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The foreign currency that most adversely impacted our results during 2017 was the British Pound Sterling, partially offset by the Brazilian Real and South African Rand.
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

	Year ended December 31, 2016	Components of Change			Year ended December 31, 2017	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,846.6	$(2.8)	$(100.3)	$138.9	$7,882.4	1.8%	0.5%
Domestic	4,684.8	0.0	(71.4)	100.9	4,714.3	2.2%	0.6%
International	3,161.8	(2.8)	(28.9)	38.0	3,168.1	1.2%	0.2%
United Kingdom	695.7	(36.4)	14.9	7.6	681.8	1.1%	(2.0)%
Continental Europe	699.8	9.5	(17.5)	24.3	716.1	3.5%	2.3%
Asia Pacific	923.0	3.0	2.5	(14.9)	913.6	(1.6)%	(1.0)%
Latin America	372.7	14.9	(31.4)	(0.3)	355.9	(0.1)%	(4.5)%
Other	470.6	6.2	2.6	21.3	500.7	4.5%	6.4%
During 2017, our revenue increased by $35.8, or 0.5%, compared to 2016, comprised of an organic revenue increase of $138.9, or 1.8%, partially offset by the effect of net divestitures of $100.3 and an adverse foreign currency rate impact of $2.8. Our organic revenue increase was primarily attributable to growth within the healthcare, auto, government and industrials sectors, partially offset by decreases in the technology and telecom and the consumer packaged goods sectors. The organic increase in our domestic market was mainly driven by strong growth at our media and advertising businesses, partially offset by weakness in our public relations and digital specialist agencies. In our international markets, the organic revenue increase was primarily driven by growth at our media businesses and public relations agencies across all regions and our advertising businesses in the United Kingdom, partially offset by decreases at our advertising businesses in the Asia Pacific and Latin America regions and our events business in the United Kingdom, primarily as a result of certain projects where we no longer act as principal.

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
During 2016, our revenue increased by $232.8, or 3.1%, compared to 2015, comprised of an organic revenue increase of $377.2, or 5.0%, and the effect of net acquisitions of $15.3, partially offset by an adverse foreign currency rate impact of $159.7. Our organic revenue increase was throughout all geographic regions, attributable to a combination of higher spending from existing clients and net client wins in most client sectors, notably in the healthcare and technology and telecom sectors. The organic increase in our domestic market was driven by growth across nearly all disciplines, most notably at our digital specialist agencies and advertising businesses. In our international markets, the organic revenue increase was driven by growth across all disciplines, most notably at our media businesses in all geographic regions, primarily in Continental Europe, led by Germany, as well as our events business, where we had an increase in the United Kingdom offset by a decrease in the Asia Pacific region. Also contributing to our international organic revenue increase were our digital specialist agencies, primarily in the Latin America

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

region and the Other region, led by Canada, and our public relations agencies, primarily in the United Kingdom and the Asia Pacific region.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2017		2016		2015
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$5,068.1	64.3%	$5,035.1	64.2%	$4,854.8	63.8%
Office and general expenses	1,840.7	23.4%	1,870.5	23.8%	1,884.2	24.7%
Total operating expenses	$6,908.8		$6,905.6		$6,739.0
Operating income	$973.6	12.4%	$941.0	12.0%	$874.8	11.5%
In 2017, our operating margin expanded to 12.4% from 12.0% in 2016, mainly driven by an increase in revenue of 0.5%, partially offset by a slight increase in total operating expenses. In 2016, our change in revenue of 3.1% from 2015 outpaced an increase in total operating expenses of 2.5%, resulting in operating margin expansion to 12.0% from 11.5%. Our operating income grew 3.5% in 2017 to $973.6, and 7.6% in 2016 to $941.0.

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

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2016 - 2017	$5,035.1	$(4.1)	$(65.2)	$102.3	$5,068.1	2.0%	0.7%
2015 - 2016	4,854.8	(99.7)	2.2	277.8	5,035.1	5.7%	3.7%
Salaries and related expenses in 2017 increased by $33.0 compared to 2016, due to an organic increase of $102.3, partially offset by the effect of net divestitures of $65.2 and a favorable foreign currency rate impact of $4.1. The organic increase was primarily attributable to an increase in base salaries, benefits and tax, partially offset by lower incentive expense and a decrease in acquisition-related contractual compensation, which is classified within all other salaries and related expenses in the table below. Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, slightly increased in 2017 to 64.3% from 64.2% when compared to the prior year.
Salaries and related expenses in 2016 increased by $180.3 compared to 2015, due to an organic increase of $277.8 and the effect of net acquisitions of $2.2, partially offset by a favorable foreign currency rate impact of $99.7. The organic increase was primarily attributable to an increase in base salaries, benefits and tax as a result of increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months, and higher long-term incentive awards expense, as a result of improved financial performance. Our staff cost ratio increased in 2016 to 64.2% from 63.8% in 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table details our staff cost ratio.

	Years ended December 31,
	2017	2016	2015
Salaries and related expenses	64.3%	64.2%	63.8%
Base salaries, benefits and tax	53.9%	52.6%	52.6%
Incentive expense	3.3%	4.0%	3.7%
Severance expense	0.9%	0.9%	0.9%
Temporary help	3.7%	3.7%	3.6%
All other salaries and related expenses	2.5%	3.0%	3.0%

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

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2016 - 2017	$1,870.5	$(2.5)	$(36.7)	$9.4	$1,840.7	0.5%	(1.6)%
2015 - 2016	1,884.2	(43.6)	(8.7)	38.6	1,870.5	2.0%	(0.7)%
Office and general expenses in 2017 decreased by $29.8 compared to 2016, comprised of an organic increase of $9.4, the effect of net divestitures of $36.7 and a favorable foreign currency rate impact of $2.5. The organic increase was primarily attributable to higher occupancy costs, partially offset by decreases in adjustments to contingent acquisition obligations as compared to the prior year and lower production expenses related to pass-through costs. Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in 2017 to 23.4% from 23.8% in 2016.
Office and general expenses in 2016 decreased by $13.7 compared to 2015, comprised of an organic increase of $38.6, a favorable foreign currency rate impact of $43.6 and the effect of net divestitures of $8.7.The organic increase was attributable to higher occupancy costs as well as increases in adjustments to contingent acquisition obligations, partially offset by lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects that decreased in size or did not recur during 2016. Our office and general expense ratio decreased in 2016 to 23.8% from 24.7% in 2015.
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

	Years ended December 31,
	2017	2016	2015
Office and general expenses	23.4%	23.8%	24.7%
Professional fees	1.6%	1.5%	1.6%
Occupancy expense (excluding depreciation and amortization)	6.6%	6.5%	6.3%
Travel & entertainment, office supplies and telecommunications	2.9%	3.1%	3.3%
All other office and general expenses	12.3%	12.7%	13.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2017	2016	2015
Cash interest on debt obligations	$(81.9)	$(78.4)	$(74.6)
Non-cash interest	(8.9)	(12.2)	(11.2)
Interest expense	(90.8)	(90.6)	(85.8)
Interest income	19.4	20.1	22.8
Net interest expense	(71.4)	(70.5)	(63.0)
Other expense, net	(26.2)	(40.3)	(49.6)
Total (expenses) and other income	$(97.6)	$(110.8)	$(112.6)
Net Interest Expense
For 2017, net interest expense increased by $0.9 as compared to 2016. For 2016, net interest expense increased by $7.5 as compared to 2015, primarily due to increased cash interest expense from uncommitted credit lines in order to meet working capital needs.

Other Expense, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2017	2016	2015
Net losses on sales of businesses	$(24.1)	$(41.4)	$(50.0)
Other	(2.1)	1.1	0.4
Total other expense, net	$(26.2)	$(40.3)	$(49.6)
Net losses on sales of businesses – During 2017, the amounts recognized were primarily related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our Integrated Agency Networks ("IAN") operating segment. The businesses held for sale as of year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. During 2016, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within both our IAN and Constituency Management Group ("CMG") segments. During 2015, the amounts recognized were related to sales of businesses within both our IAN and CMG segments and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our IAN segment.

INCOME TAXES

	Years ended December 31,
	2017	2016	2015
Income before income taxes	$876.0	$830.2	$762.2
Provision for income taxes	$281.9	$198.0	$282.8
Effective income tax rate	32.2%	23.8%	37.1%
The 2017 U.S. Tax Cuts and Jobs Act
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations, including the reduction of the U.S. federal income tax rate from 35.0% to 21.0%, effective in 2018, a current tax on the deemed repatriation of unremitted foreign earnings and a U.S tax exemption for future distributions of certain foreign earnings.
U.S. GAAP requires the income tax accounting effect of a change in tax law, including the effects on current and deferred income taxes, to be reflected in the period in which such law is enacted. The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which acknowledges that the information necessary to determine such income tax effects may not be sufficiently available, prepared or analyzed in reasonable detail to complete the accounting under U.S. GAAP. SAB 118 allows

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

for the reporting of provisional amounts for those specific tax effects for which a reasonable estimate can be made, and for no amounts to be recorded where a reasonable estimate cannot be made. Any subsequent adjustments to reported amounts will be made over the measurement period, which begins in the reporting period that includes the Tax Act's enactment date and ends when an entity has obtained, prepared and analyzed the information that is needed in order to complete the accounting requirements under U.S. GAAP, not to exceed one year from the enactment date.
We have reasonably estimated the tax effect of re-measuring our deferred tax balances and reserves at year end to reflect the tax effect of the reversal of such deferred tax balances in future periods during which the U.S. federal income tax rate will be 21.0%. We have recorded a decrease related to deferred tax assets and deferred tax liabilities, with a corresponding provisional net benefit to our deferred income taxes of $104.7. The Tax Act’s various changes to the treatment of fixed assets and deferred compensation are sufficiently complex to conclude that an adjustment may be necessary.
The Tax Act also imposes a tax on certain unremitted foreign earnings at various tax rates. We have reasonably estimated the tax effect of this deemed repatriation of unremitted foreign earnings and have recorded tax expense of $62.3 as a provisional amount due to the fact that necessary information could not be attained, prepared or analyzed on a timely basis to be able to complete the calculations. The complexity of the rules and the comprehensive data requirements will likely result in some adjustment to the provisional amount. The Company expects to pay this amount over the next eight years, as further detailed in the Liquidity and Capital Resources section of our Management's Discussion and Analysis of Financial Condition and Results of Operations.
Additionally, the Tax Act imposes a new tax on certain foreign earnings generated in 2018 and forward. We are continuing to evaluate these global intangible low-taxed income ("GILTI") tax rules, which are extremely complex. U.S. GAAP allows us to choose between an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. We are not able to reasonably estimate the effect of the GILTI rules due to the significant complexity of the rules and the fact that the information necessary could not be attained, prepared or analyzed on a timely basis. Therefore, we have not made any adjustment related to the potential GILTI tax and have not made a policy decision regarding whether to record deferred taxes thereon.
Finally, as per interpretive guidance issued by the U.S. Treasury on February 13, 2018, a tax benefit of $31.2, which was recorded during the third quarter of 2017, was reversed during the fourth quarter of 2017 due to the enactment of the Tax Act.

Effective Tax Rate
In 2017, our effective income tax rate of 32.2% was positively impacted by a net benefit of $36.0 as a result of the Tax Act, the primary impacts of which are discussed above, as well as excess tax benefits on employee share-based payments, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
In 2016, our effective income tax rate of 23.8% was positively impacted by a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns for tax years 2014 and 2015 primarily related to foreign tax credits and, to a lesser extent, research and development credits based on the conclusion of multi-year studies; the settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4; the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe; excess tax benefits on employee share-based payments; and various changes in state income tax laws as well as the recognition of previously unrecognized state tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by a revaluation of deferred tax assets as a result of a statutory tax rate change in Continental Europe, losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.
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
See Note 7 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2017, 2016 and 2015 were $1.49, $1.53 and $1.11 per share, respectively. Diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 were $1.46, $1.49 and $1.09 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2017 included a negative impact of $0.04 per share from losses on sales of businesses and the classification of certain assets as held for sale, offset by a net positive impact of $0.09

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

per share as a result of the Tax Act. Further information on the impacts of the Tax Act is included in the Income Taxes section of this MD&A and Note 7 of the Company's Consolidated Financial Statements. Basic and diluted earnings per share for the year ended December 31, 2016 included a net positive impact of $0.20 per share from the various tax items previously quantified in the Income Taxes section of this MD&A, partially offset by a negative impact of $0.10 per share from losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale. Basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from losses on sales of businesses due to completed dispositions and the classification of certain assets as held for sale.

Segment Results of Operations
As discussed in Note 12 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2017: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
REVENUE

	Year ended December 31, 2016	Components of Change			Year ended December 31, 2017	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,319.4	$6.5	$(67.7)	$139.1	$6,397.3	2.2%	1.2%
Domestic	3,688.7	0.0	(50.4)	104.8	3,743.1	2.8%	1.5%
International	2,630.7	6.5	(17.3)	34.3	2,654.2	1.3%	0.9%
During 2017, IAN revenue increased by $77.9 compared to 2016, comprised of an organic revenue increase of $139.1 and a favorable foreign currency rate impact of $6.5, partially offset by the effect of net divestitures of $67.7. The organic revenue increase was primarily attributable to growth within the healthcare sector, partially offset by decreases in the financial services and technology and telecom sectors. The organic increase in our domestic market was mainly driven by strong growth at our media and advertising businesses, partially offset by a decline within our digital specialist agencies. In our international markets, the organic increase was primarily driven by strong growth at our media businesses across all regions, most notably in Canada within our Other region and in Germany, as well as our advertising businesses in the United Kingdom, partially offset by decreases at our advertising businesses in the Asia Pacific and Latin America regions. The organic growth in our media and advertising businesses was also positively impacted by the achievement of contractual performance-related incentives.

	Year ended December 31, 2015	Components of Change			Year ended December 31, 2016	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,145.4	$(128.8)	$(21.7)	$324.5	$6,319.4	5.3%	2.8%
Domestic	3,520.8	0.0	(7.7)	175.6	3,688.7	5.0%	4.8%
International	2,624.6	(128.8)	(14.0)	148.9	2,630.7	5.7%	0.2%
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Segment operating income	$907.4	$898.2	$850.3	1.0%	5.6%
Operating margin	14.2%	14.2%	13.8%

Operating income increased during 2017 when compared to 2016, due to an increase in revenue of $77.9, as discussed above, and a decrease in office and general expenses of $4.0, partially offset by an increase in salaries and related expenses of $72.7. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and tax, partially offset by lower incentive expense. The decrease in office and general expenses was attributable to lower production expenses related to pass-through costs, which are also reflected in revenue, and a gain on the sale of an asset, partially offset by higher occupancy costs.
Operating income increased during 2016 when compared to 2015 due to an increase in revenue of $174.0, as discussed above, and a decrease in office and general expenses of $2.7, partially offset by an increase in salaries and related expenses of $128.8. The increase in salaries and related expenses was primarily due to an increase in base salaries, benefits and tax as well as temporary help, primarily attributable to increases in our workforce at businesses and in regions where we had revenue growth or new business wins over the last twelve months. The decrease in office and general expenses was attributable to lower charges for contingencies and lower professional consulting fees, partially offset by higher occupancy costs and increases in adjustments to contingent acquisition obligations as compared to the prior year.

CMG
REVENUE

	Year ended December 31, 2016	Components of Change			Year ended December 31, 2017	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,527.2	$(9.3)	$(32.6)	$(0.2)	$1,485.1	0.0%	(2.8)%
Domestic	996.1	0.0	(21.0)	(3.9)	971.2	(0.4)%	(2.5)%
International	531.1	(9.3)	(11.6)	3.7	513.9	0.7%	(3.2)%
During 2017, CMG revenue decreased by $42.1 compared to 2016, comprised of a slight decrease in organic revenue of $0.2, the effect of net divestitures of $32.6 and an adverse foreign currency rate impact of $9.3. The organic revenue decrease in our domestic market was mainly driven by decreases in our public relations agencies and branding businesses, partially offset by growth at our sports marketing businesses. In our international markets, the organic increase was primarily driven by growth at our public relations and sports marketing businesses across all regions, partially offset by a decrease in pass-through revenue related to certain projects where we acted as principal that decreased in size or did not recur in our events business in 2017, most notably in the United Kingdom, the impact of which is also reflected as a comparable reduction in office and general expenses.

	Year ended December 31, 2015	Components of Change			Year ended December 31, 2016	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,468.4	$(30.9)	$37.0	$52.7	$1,527.2	3.6%	4.0%
Domestic	954.7	0.0	21.9	19.5	996.1	2.0%	4.3%
International	513.7	(30.9)	15.1	33.2	531.1	6.5%	3.4%
During 2016, CMG revenue increased by $58.8 compared to 2015, comprised of an organic revenue increase of $52.7 and the effect of net acquisitions of $37.0, largely offset by an adverse foreign currency rate impact of $30.9. The organic revenue increase in our international markets was driven by our public relations businesses, primarily in the Asia Pacific region, as well as our events business, where we had an increase in the United Kingdom offset by a decrease in the Asia Pacific region. The domestic organic revenue increase was primarily attributable to an increase in our public relations businesses, primarily in the technology and telecom and healthcare sectors, offset by a decline in our events marketing business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Segment operating income	$192.8	$190.0	$166.3	1.5%	14.3%
Operating margin	13.0%	12.4%	11.3%
Operating income increased during 2017 when compared to 2016, comprised of a decrease in revenue of $42.1, as discussed above, a decrease in salaries and related expenses of $28.0 and a decrease in office and general expenses of $16.9. The decrease in salaries and related expenses was primarily due to lower discretionary bonuses and incentive expense as well as a decrease in base salaries, benefits and tax. The decrease in office and general expenses was primarily due to decreases in adjustments to contingent acquisition obligations, as compared to the prior year.
Operating income increased during 2016 when compared to 2015 due to an increase in revenue of $58.8, as discussed above, and a decrease in office and general expenses of $3.7, partially offset by an increase in salaries and related expenses of $38.8. The increase in salaries and related expenses was attributable to an increase in base salaries, benefits and tax primarily due to increases in our workforce to support business growth over the last twelve months. The decrease in office and general expenses was primarily due to lower production expenses related to pass-through costs, which are also reflected in revenue, for certain projects in which we acted as principal that decreased in size or did not recur during the current year.

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
Corporate and other expenses decreased during 2017 by $20.6 to $126.6 compared to 2016, primarily due to lower annual incentive expense. Corporate and other expenses increased during 2016 by $5.4 to $147.2 compared to 2015.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2017	2016	2015
Net income, adjusted to reconcile to net cash provided by operating activities [1]	$887.3	$1,023.2	$848.8
Net cash used in working capital [2]	(29.9)	(414.9)	(99.9)
Changes in other non-current assets and liabilities	24.4	(95.5)	(60.4)
Net cash provided by operating activities	$881.8	$512.8	$688.5
Net cash used in investing activities	(196.2)	(263.9)	(199.7)
Net cash used in financing activities	(1,004.9)	(666.4)	(490.9)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Operating Activities
Due to the seasonality of our business, we typically use cash from working capital in the first nine months of a year, with the largest impact in the first quarter, and generate cash from working capital in the fourth quarter, driven by the seasonally strong media spending by our clients. Quarterly and annual working capital results are impacted by the fluctuating annual media spending budgets of our clients as well as their changing media spending patterns throughout each year across various countries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The timing of media buying on behalf of our clients across various countries affects our working capital and operating cash flow and can be volatile. In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients. To the extent possible, we pay production and media charges after we have received funds from our clients. The amounts involved, which substantially exceed our revenues, primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Our accrued liabilities are also affected by the timing of certain other payments. For example, while annual cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.
Net cash provided by operating activities during 2017 was $881.8, which was an increase of $369.0 as compared to 2016, primarily as a result of an improvement in working capital usage of $385.0. Working capital in 2017 benefited from the spending patterns of our clients compared to 2016.
Net cash provided by operating activities during 2016 was $512.8, which was a decrease of $175.7 as compared to 2015, primarily as a result of an increase in working capital usage of $315.0. Our net working capital usage in 2016 was primarily attributable to our media businesses and the shifting of several clients’ media spending budgets into the third quarter from the fourth quarter in 2016, and the corresponding payments to media suppliers thereafter.

Investing Activities
Net cash used in investing activities during 2017 primarily consisted of payments for capital expenditures of $155.9, related mostly to leasehold improvements and computer hardware and software.
Net cash used in investing activities during 2016 primarily consisted of payments for capital expenditures of $200.7, related mostly to leasehold improvements and computer hardware and software, and payments for acquisitions of $52.0, net of cash acquired.

Financing Activities
Net cash used in financing activities during 2017 was primarily driven by the redemption of all $300.0 in aggregate principal amount of the 2.25% Senior Notes due 2017, the repurchase of 13.7 shares of our common stock for an aggregate cost of $300.1, including fees, and the payment of dividends of $280.3.
Net cash used in financing activities during 2016 was primarily driven by the repurchase of 13.3 shares of our common stock for an aggregate cost of $303.3, including fees, and the payment of dividends of $238.4.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in an increase of $16.8 in 2017, primarily a result of the Australian Dollar strengthening against the U.S. Dollar as of December 31, 2017 compared to December 31, 2016.
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in an increase of $11.6 in 2016, primarily a result of the Brazilian Real strengthening against the U.S. Dollar as of December 31, 2016 compared to December 31, 2015.

	December 31,
Balance Sheet Data	2017	2016
Cash, cash equivalents and marketable securities	$791.0	$1,100.6

Short-term borrowings	$84.9	$85.7
Current portion of long-term debt	2.0	323.9
Long-term debt	1,285.6	1,280.7
Total debt	$1,372.5	$1,690.3

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
Notable funding requirements include:

•
Debt service – As of December 31, 2017, we had outstanding short-term borrowings of $84.9 from our uncommitted lines of credit used primarily to fund seasonal working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled through 2024. See the table below for the maturity schedule of our long-term debt.

•
Acquisitions – We paid cash of $29.7, net of cash acquired of $7.1, for acquisitions completed in 2017. We also paid $0.9 in up-front payments and $100.8 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $42.0 in 2018 related to prior acquisitions. We may also be required to pay approximately $33.0 in 2018 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – During 2017, we paid four quarterly cash dividends of $0.18 per share on our common stock, which corresponded to aggregate dividend payments of $280.3. On February 14, 2018, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.21 per share, payable on March 15, 2018 to holders of record as of the close of business on March 1, 2018. Assuming we pay a quarterly dividend of $0.21 per share and there is no significant change in the number of outstanding shares as of December 31, 2017, we would expect to pay approximately $320.0 over the next twelve months.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2017 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2018	2019	2020	2021	2022
Long-term debt [1]	$2.0	$3.1	$1.0	$0.0	$247.6	$1,033.9	$1,287.6
Interest payments on long-term debt [1]	52.0	52.0	52.0	52.0	43.7	29.5	281.2
Non-cancelable operating lease obligations [2]	330.8	308.3	282.8	250.0	203.3	726.7	2,101.9
Contingent acquisition payments [3]	79.0	53.9	79.0	34.7	11.4	10.4	268.4
Uncertain tax positions [4]	33.9	166.7	24.5	20.5	5.8	20.5	271.9
Deemed mandatory repatriation tax [5]	7.3	4.8	4.8	4.8	4.8	35.8	62.3
Total	$505.0	$588.8	$444.1	$362.0	$516.6	$1,856.8	$4,273.3

1
Amounts represent maturity at book value and interest payments based on contractual obligations. We may redeem all or some of the 4.00% Senior Notes due 2022, the 3.75% Senior Notes due 2023 and the 4.20% Senior Notes due 2024 at the greater of the principal amount of the notes to be redeemed or a "make-whole" amount, plus, in each case, accrued and unpaid interest to the date of redemption.

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

5
Amounts represent the taxes to be paid to the U.S. federal government related to the deemed repatriation of unremitted foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. We will elect to pay the amounts above over an eight-year period.

Share Repurchase Program
In February 2017, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2017 Share Repurchase Program"), which was in addition to the remaining amount available to

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

be repurchased from the $300.0 authorization made by the Board in February 2016 (the "2016 Share Repurchase Program"). We fully utilized the 2016 Share Repurchase Program during the third quarter of 2017. As of December 31, 2017, $155.5 remained available for repurchase under the 2017 Share Repurchase Program.
On February 14, 2018, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock. The new authorization is in addition to any amounts remaining for repurchase under the 2017 Share Repurchase Program. There is no expiration date associated with the share repurchase programs.
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
At December 31, 2017, we held $598.4 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore had not recorded deferred taxes on such amounts. The Tax Act provides a U.S. tax exemption for dividends of certain foreign earnings. The Tax Act may provide additional flexibility in the Company’s tax-efficient access to global cash, but is expected to have limited impact to net domestic liquidity. The Company is still evaluating whether to continue its indefinite reinvestment assertion, in light of the Tax Act. The evaluation is not yet complete. Any change to the assertion will be accounted for as part of the change in tax law.

Credit Agreements
We maintain a committed corporate credit facility which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2017, there were no borrowings under the Credit Agreement; however, we had $8.4 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.6.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2017, the applicable margin was 0.10% for base rate advances and 1.10% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2017, was 0.15% on the aggregate lending commitment under the Credit Agreement.
The table below sets forth the financial covenants in effect as of December 31, 2017.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	December 31, 2017	EBITDA Reconciliation	December 31, 2017
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$973.6
Actual interest coverage ratio	17.99x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	251.2
Actual leverage ratio	1.12x	EBITDA [1]	$1,224.8

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

As of December 31, 2017, we were in compliance with all of our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2017, the Company had uncommitted lines of credit in an aggregate amount of $926.2, under which we had outstanding borrowings of $84.9 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2017 was $223.8, with a weighted-average interest rate of approximately 2.9%.

Commercial Paper
In June 2017, the Company established a commercial paper program under which the Company was authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,000.0, which was increased to $1,500.0 on October 25, 2017. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of December 31, 2017, there was no commercial paper outstanding. From the date the program was first utilized through December 31, 2017, the average amount outstanding under the program was $477.4, with a weighted-average interest rate of 1.5% and a weighted-average maturity of seventeen days.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2017 and 2016 the amounts netted were $1,412.0 and $1,300.6, respectively.

DEBT CREDIT RATINGS
Our debt credit ratings as of February 14, 2018 are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Positive
We are rated investment-grade by Moody's Investors Service, S&P Global Ratings and Fitch Ratings. In June 2017, we received from the credit rating agencies the short-term credit ratings, set forth above, with respect to our commercial paper. The most recent update to our long-term credit ratings occurred in April 2017 when S&P Global Ratings upgraded our rating from BBB- to BBB with a Stable outlook. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in, or the ability to access, the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a long-term credit ratings grid.

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
The determination as to whether revenue in a particular line of business should be recognized net or gross involves complex judgments. If we make these judgments differently, it could significantly affect our reported results. If it were determined that we must recognize a significant portion of revenues on a gross basis rather than a net basis it would positively impact revenues, have no impact on our operating income and have an adverse impact on operating margin.
We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned.
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We have elected to adopt the standard, effective January 1, 2018, using the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

full retrospective method. The standard, which accelerates the recognition of revenue primarily as a result of estimating variable consideration, mostly impacts the timing of revenue recognition between quarters, but also can affect, to a lesser extent, the amount of annual revenue recognized. Although we have determined that the standard results in an increase in the number of performance obligations within certain of our contractual arrangements, this is not expected to materially impact the amount or timing of revenue recognized. The standard will also result in an increase in third party costs of approximately $1,100.0 to $1,300.0 being included in revenue and costs, primarily in connection with our events businesses, which has no impact on operating income, net income or cash flows. The increase to retained earnings as of December 31, 2017 as a result of adopting the standard is not material.

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
In response to the enactment of the Tax Act, the SEC issued SAB 118 on December 22, 2017, which acknowledges that the information necessary to determine such income tax effects may not be sufficiently available, prepared or analyzed in reasonable detail to complete the accounting under U.S. GAAP. SAB 118 allows for the reporting of provisional amounts for those specific tax effects for which a reasonable estimate can be made, and for no amounts to be recorded where a reasonable estimate cannot be made. Any subsequent adjustments to reported amounts will be made over the measurement period, which begins in the reporting period that includes the Tax Act's enactment date and ends when an entity has obtained, prepared and analyzed the information that is needed in order to complete the accounting requirements under U.S. GAAP, not to exceed one year from the enactment date. We have reasonably estimated and recorded provisional amounts resulting from the enactment of the Tax Act. Refer to Note 7 to our Consolidated Financial Statements for further information.
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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2017 annual impairment testing. Our annual impairment review as of October 1, 2017 did not result in an impairment charge at any of our reporting units.
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
For reporting units not included in the qualitative assessment, or for any reporting units identified in the qualitative assessment as "more likely than not" that the fair value is less than its carrying value, a quantitative impairment test is performed. For our annual impairment test, we compare the respective fair value of our reporting units' equity to the carrying value of their net assets. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the quantitative impairment test is failed, and impaired goodwill is written down to its fair value with a charge to expense in the period the impairment is identified.
For our 2017 and 2016 annual impairment tests, we performed a qualitative impairment assessment for eight and seven reporting units and performed the quantitative impairment test for three and four reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2017 and 2016 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2017 test, the discount rate we used for our reporting units tested was 11.5%, and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For the 2017 test, the revenue growth rates for our reporting units used in our analysis were generally between 2.0% and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
We also perform a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of the range increases discount rates by 0.5%, and the high end of the range decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test.
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2017 and 2016 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%. When factoring in a 0.5% increase in discount rate, our results of the 2017 and 2016 tests indicate that the fair value exceeded its carrying value by more than 20% for all reporting units, except for reporting unit B whose fair value exceeded its carrying value by more than 17.5% in 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	2017 Impairment Test			2016 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$340.7	> 85%	A	$1,091.6	> 85%
B	$209.1	> 30%	B	$182.1	> 20%
C	$66.8	> 75%	C	$41.0	> 65%
			D	$4.9	> 115%
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2017, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2017, discount rates of 4.20% for the domestic pension plan and 4.05% for the domestic postretirement benefit plan and a weighted-average discount rate of 2.52% for the significant foreign pension plans were used to calculate 2017 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the 2017 net pension and postretirement benefit cost by $0.2.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2017, we used discount rates of 3.70% for the domestic pension plan and 3.65% for the domestic postretirement benefit plan and a weighted-average discount rate of 2.36% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the December 31, 2017 benefit obligation by approximately $28.0 and $30.0, respectively.
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
For 2017, the weighted-average expected rates of return of 7.00% and 4.66% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2018, we plan to use expected rates of return of 7.00% and 4.70% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2017 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 14 to the Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2017 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 94% and 93% as of December 31, 2017 and 2016, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2017	$(20.2)	$20.6
2016	(26.3)	26.9
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We did not have any interest rate swaps outstanding as of December 31, 2017.
We had $791.0 of cash, cash equivalents and marketable securities as of December 31, 2017 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2017 and 2016, we had interest income of $19.4 and $20.1, respectively. Based on our 2017 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $7.9, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2017 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most impacted our results during 2017 included the British Pound Sterling and, to a lesser extent, Brazilian Real and South African Rand. Based on 2017 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2017 levels.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the periods ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, NY
February 26, 2018
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2017	2016	2015
REVENUE	$7,882.4	$7,846.6	$7,613.8

OPERATING EXPENSES:
Salaries and related expenses	5,068.1	5,035.1	4,854.8
Office and general expenses	1,840.7	1,870.5	1,884.2
Total operating expenses	6,908.8	6,905.6	6,739.0

OPERATING INCOME	973.6	941.0	874.8

EXPENSES AND OTHER INCOME:
Interest expense	(90.8)	(90.6)	(85.8)
Interest income	19.4	20.1	22.8
Other expense, net	(26.2)	(40.3)	(49.6)
Total (expenses) and other income	(97.6)	(110.8)	(112.6)

Income before income taxes	876.0	830.2	762.2
Provision for income taxes	281.9	198.0	282.8
Income of consolidated companies	594.1	632.2	479.4
Equity in net income of unconsolidated affiliates	0.9	0.3	1.1
NET INCOME	595.0	632.5	480.5
Net income attributable to noncontrolling interests	(16.0)	(24.0)	(25.9)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$579.0	$608.5	$454.6

Earnings per share available to IPG common stockholders:
Basic	$1.49	$1.53	$1.11
Diluted	$1.46	$1.49	$1.09

Weighted-average number of common shares outstanding:
Basic	389.6	397.9	408.1
Diluted	397.3	408.0	415.7

Dividends declared per common share	$0.72	$0.60	$0.48

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2017	2016	2015
NET INCOME	$595.0	$632.5	$480.5

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	132.2	(55.9)	(256.8)
Reclassification adjustments recognized in net income	1.1	3.7	23.3
	133.3	(52.2)	(233.5)

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.0	0.5	0.5
Recognition of previously unrealized gains in net income	(0.7)	(1.3)	0.0
Income tax effect	0.1	0.1	0.0
	(0.6)	(0.7)	0.5

Derivative instruments:
Recognition of previously unrealized losses in net income	2.1	2.0	2.0
Income tax effect	(0.5)	(0.8)	(0.7)
	1.6	1.2	1.3

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(13.6)	(85.4)	14.2
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	6.9	5.4	10.6
Less: settlement and curtailment losses (gains) included in net income	6.8	0.4	(0.2)
Other	2.7	(2.0)	0.4
Income tax effect	(0.5)	15.3	(6.4)
	2.3	(66.3)	18.6

Other comprehensive income (loss), net of tax	136.6	(118.0)	(213.1)
TOTAL COMPREHENSIVE INCOME	731.6	514.5	267.4
Less: comprehensive income attributable to noncontrolling interests	17.5	22.9	21.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$714.1	$491.6	$245.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$790.9	$1,097.6
Accounts receivable, net of allowance of $42.7 and $55.7, respectively	4,585.0	4,389.7
Expenditures billable to clients	1,747.4	1,518.1
Assets held for sale	5.7	203.2
Other current assets	335.1	229.4
Total current assets	7,464.1	7,438.0
Property and equipment, net	650.4	622.0
Deferred income taxes	236.0	220.3
Goodwill	3,820.4	3,674.4
Other non-current assets	524.3	530.5
TOTAL ASSETS	$12,695.2	$12,485.2

LIABILITIES:
Accounts payable	$6,907.8	$6,303.6
Accrued liabilities	674.7	794.0
Short-term borrowings	84.9	85.7
Current portion of long-term debt	2.0	323.9
Liabilities held for sale	8.8	198.8
Total current liabilities	7,678.2	7,706.0
Long-term debt	1,285.6	1,280.7
Deferred compensation	476.6	480.7
Other non-current liabilities	766.9	708.3
TOTAL LIABILITIES	10,207.3	10,175.7

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests (see Note 4)	252.1	252.8

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2017 – 386.2; 2016 – 394.3 shares outstanding: 2017 – 383.2; 2016 – 391.6	38.6	39.4
Additional paid-in capital	955.2	1,199.2
Retained earnings	2,093.6	1,804.3
Accumulated other comprehensive loss, net of tax	(827.4)	(962.5)
	2,260.0	2,080.4
Less: Treasury stock, at cost: 2017 – 3.0 shares; 2016 – 2.7 shares	(59.0)	(63.3)
Total IPG stockholders’ equity	2,201.0	2,017.1
Noncontrolling interests	34.8	39.6
TOTAL STOCKHOLDERS’ EQUITY	2,235.8	2,056.7
TOTAL LIABILITIES AND EQUITY	$12,695.2	$12,485.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$595.0	$632.5	$480.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	157.1	160.2	157.0
Provision for uncollectible receivables	9.5	16.7	11.4
Amortization of restricted stock and other non-cash compensation	82.0	85.6	70.3
Net amortization of bond discounts and deferred financing costs	5.8	5.6	5.8
Deferred income tax provision	1.1	45.7	49.5
Net losses on sales of businesses	24.1	41.4	50.1
Other	12.7	35.5	24.2
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	37.6	(220.7)	(236.1)
Expenditures billable to clients	(165.5)	(2.2)	(237.8)
Other current assets	27.4	(4.8)	(9.7)
Accounts payable	311.9	(126.1)	419.0
Accrued liabilities	(241.3)	(61.1)	(35.3)
Other non-current assets and liabilities	24.4	(95.5)	(60.4)
Net cash provided by operating activities	881.8	512.8	688.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(155.9)	(200.7)	(161.1)
Acquisitions, net of cash acquired	(30.6)	(52.0)	(28.6)
Other investing activities	(9.7)	(11.2)	(10.0)
Net cash used in investing activities	(196.2)	(263.9)	(199.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(324.6)	(1.8)	(2.0)
Repurchases of common stock	(300.1)	(303.3)	(285.2)
Common stock dividends	(280.3)	(238.4)	(195.5)
Acquisition-related payments	(53.7)	(40.8)	(53.1)
Tax payments for employee shares withheld	(38.8)	(23.1)	(17.6)
Distributions to noncontrolling interests	(20.4)	(13.7)	(15.9)
Exercise of stock options	13.1	10.2	13.5
Net increase (decrease) in short-term borrowings	3.0	(56.2)	51.8
Excess tax benefit on share-based compensation	0.0	0.0	10.2
Other financing activities	(3.1)	0.7	2.9
Net cash used in financing activities	(1,004.9)	(666.4)	(490.9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	16.8	11.6	(156.2)
Net decrease in cash, cash equivalents and restricted cash	(302.5)	(405.9)	(158.3)
Cash, cash equivalents and restricted cash at beginning of period	1,100.2	1,506.1	1,664.4
Cash, cash equivalents and restricted cash at end of period	$797.7	$1,100.2	$1,506.1
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	412.8	$41.2	$1,547.5	$1,183.3	$(636.7)	$(19.0)	$2,116.3	$34.9	$2,151.2
Net income				454.6			454.6	25.9	480.5
Other comprehensive loss					(208.9)		(208.9)	(4.2)	(213.1)
Reclassifications related to redeemable noncontrolling interests								(6.0)	(6.0)
Distributions to noncontrolling interests								(15.9)	(15.9)
Change in redemption value of redeemable noncontrolling interests				(3.9)			(3.9)		(3.9)
Repurchases of common stock						(285.2)	(285.2)		(285.2)
Retirement of treasury stock	(11.3)	(1.2)	(232.0)			233.2	0.0		0.0
Common stock dividends				(195.5)			(195.5)		(195.5)
Stock-based compensation	2.4	0.3	83.1				83.4		83.4
Exercise of stock options	1.3	0.2	13.5				13.7		13.7
Shares withheld for taxes	(0.8)	(0.1)	(17.7)				(17.8)		(17.8)
Excess tax benefit from stock-based compensation			10.2				10.2		10.2
Other			(0.5)	(0.9)			(1.4)	1.6	0.2
Balance at December 31, 2015	404.4	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
Net income				608.5			608.5	24.0	632.5
Other comprehensive loss					(116.9)		(116.9)	(1.1)	(118.0)
Reclassifications related to redeemable noncontrolling interests								(5.8)	(5.8)
Distributions to noncontrolling interests								(13.7)	(13.7)
Change in redemption value of redeemable noncontrolling interests				(2.1)			(2.1)		(2.1)
Repurchases of common stock						(303.3)	(303.3)		(303.3)
Retirement of treasury stock	(13.7)	(1.4)	(309.6)			311.0	0.0		0.0
Common stock dividends				(238.4)			(238.4)		(238.4)
Stock-based compensation	3.5	0.4	116.7				117.1		117.1
Exercise of stock options	1.2	0.1	10.2				10.3		10.3
Shares withheld for taxes	(1.1)	(0.1)	(23.2)				(23.3)		(23.3)
Other			1.0	(1.3)			(0.3)	(0.1)	(0.4)
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,804.3	$(962.5)	$(63.3)	$2,017.1	$39.6	$2,056.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,804.3	$(962.5)	$(63.3)	$2,017.1	$39.6	$2,056.7
Net income				579.0			579.0	16.0	595.0
Other comprehensive income					135.1		135.1	1.5	136.6
Reclassifications related to redeemable noncontrolling interests			(0.3)				(0.3)	0.9	0.6
Distributions to noncontrolling interests								(20.9)	(20.9)
Change in redemption value of redeemable noncontrolling interests				(7.9)			(7.9)		(7.9)
Repurchases of common stock						(300.1)	(300.1)		(300.1)
Retirement of treasury stock	(13.4)	(1.3)	(303.1)			304.4	0.0		0.0
Common stock dividends				(280.3)			(280.3)		(280.3)
Stock-based compensation	5.7	0.6	86.4				87.0		87.0
Exercise of stock options	1.2	0.1	13.1				13.2		13.2
Shares withheld for taxes	(1.6)	(0.2)	(38.8)				(39.0)		(39.0)
Other			(1.3)	(1.5)			(2.8)	(2.3)	(5.1)
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,093.6	$(827.4)	$(59.0)	$2,201.0	$34.8	$2,235.8

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
We plan to adopt a new presentation for our Consolidated Statements of Operations beginning the first quarter of 2018 which will separately present Cost of services; Selling, general and administrative expenses; and Depreciation and amortization within our Operating expenses. For the years ended December 31, 2017 and 2016, our Selling, general and administrative expenses were $118.6 and $138.8, respectively, which are primarily the expenses of our “Corporate and other” group, as disclosed further in Note 12, excluding depreciation and amortization. For the years ended December 31, 2017 and 2016, Depreciation and amortization were $157.1 and $160.2, respectively, which is also presented on the Consolidated Statements of Cash Flows. This change in presentation of expenses does not impact total operating expenses or operating income.
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
Investments
Our investments in short-term marketable securities include investment-grade time deposits, commercial paper, government securities with maturities greater than three months but less than twelve months and publicly traded companies over which we do not exert a significant influence. These investments are classified as available-for-sale and reported at fair value based on quoted market prices with net unrealized gains and losses reported as a component of accumulated other comprehensive loss. Our non-publicly traded investments and all other publicly traded investments, including investments to fund certain deferred compensation and retirement obligations, are accounted for using the equity method or cost method. We do not disclose the fair value for all equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data and it is cost prohibitive to obtain independent valuations. We regularly review our equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment. In the event a decline in fair value of an investment occurs, we determine if the decline has been other-than-temporary. We consider our investments strategic and long-term in nature, so we determine if the fair value decline is recoverable within a reasonable period. For our investments, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. We consider all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.
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
We capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to our enterprise resource planning (“ERP”) systems. Our ERP systems are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over 10 years. All other internal use computer software are stated at cost, net of accumulated amortization and are amortized using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2017 annual impairment testing. Our annual impairment review as of October 1, 2017 did not result in an impairment charge for any of our reporting units.
For reporting units not included in the qualitative assessment, or for any reporting units identified in the qualitative assessment as "more likely than not" that the fair value is less than its carrying value, the quantitative impairment test is performed. For our annual impairment test, we compare the respective fair value of our reporting units' equity to the carrying value of their net assets. The sum of the fair values of all our reporting units is also reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the quantitative impairment test is failed and impaired goodwill is written down to its fair value with a charge to expense in the period the impairment is identified.
The fair value of each reporting unit for 2017 and 2016 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in pre-tax gains of $1.9, $2.1 and $2.0 in for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

In response to the enactment of the Tax Act, the SEC issued SAB 118 on December 22, 2017, which acknowledges that the information necessary to determine such income tax effects may not be sufficiently available, prepared or analyzed in reasonable detail to complete the accounting under U.S. GAAP. SAB 118 allows for the reporting of provisional amounts for those specific tax effects for which a reasonable estimate can be made, and for no amounts to be recorded where a reasonable estimate cannot be made. Any subsequent adjustments to reported amounts will be made over the measurement period, which begins in the reporting period that includes the Tax Act's enactment date and ends when an entity has obtained, prepared and analyzed the information that is needed in order to complete the accounting requirements under U.S. GAAP, not to exceed one year from the enactment date. We have reasonably estimated and recorded provisional amounts resulting from the enactment of the Tax Act. Refer to Note 7 to our Consolidated Financial Statements for further information.
Redeemable Noncontrolling Interests
Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests may be contingent on projected operating performance and satisfying other conditions specified in the related agreements. These payments are also subject to revision in accordance with the terms of the agreements. We record these redeemable noncontrolling interests in “mezzanine equity” in our Consolidated Balance Sheets. Each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value above initial value prior to exercise will also impact retained earnings or additional paid-in capital (“APIC”), but will not impact net income. Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but do not impact retained earnings or additional paid-in capital.
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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2017, 2016 and 2015, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.
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
Treasury Stock
We account for repurchased common stock under the cost method and include such treasury stock as a component of our Consolidated Statements of Stockholders' Equity. Upon retirement, we reduce common stock for the par value of the shares being

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

retired and the excess of the cost of the shares over par value as a reduction to APIC, to the extent there is APIC in the same class of stock, and any remaining amount to retained earnings. These retired shares remain authorized but unissued.
In October and November 2017, we retired 13.4 shares of our treasury stock, which resulted in a reduction in common stock of $1.3, treasury stock of $304.4 and APIC of $303.1. In October 2016, we retired 13.7 shares of our treasury stock, which resulted in a reduction in common stock of $1.4, treasury stock of $311.0 and APIC of $309.6. In October 2015, we retired 11.3 shares of our treasury stock, which resulted in a reduction in common stock of $1.2, treasury stock of $233.2 and APIC of $232.0. There was no effect on total stockholders' equity as a result of these retirements.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2017		2016
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
2.25% Senior Notes due 2017	2.30%	$0.0	$0.0	$299.4	$301.4
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.3 and $1.1, respectively)	4.13%	247.6	259.0	247.0	258.4
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.8 and $2.1, respectively)	4.32%	497.1	513.2	496.6	503.3
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.7 and $2.6, respectively)	4.24%	496.7	524.2	496.2	511.6
Other notes payable and capitalized leases		46.2	46.2	65.4	65.4
Total long-term debt		1,287.6		1,604.6
Less: current portion		2.0		323.9
Long-term debt, excluding current portion		$1,285.6		$1,280.7

1	See Note 10 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2017.

2018	$2.0
2019	3.1
2020	1.0
2021	0.0
2022	247.6
Thereafter	1,033.9
Total long-term debt	$1,287.6
For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2017 and 2016, we had total unamortized debt issuance costs of $13.0 and $12.3, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
Long-Term Debt Transactions
2.25% Senior Notes due 2017
In November 2017, we redeemed all $300.0 in aggregate principal amount of the 2.25% Senior Notes due 2017 (the "2.25% Notes"). Total cash paid to redeem the 2.25% Notes was $303.4, which included accrued and unpaid interest of $3.4.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit. On October 25, 2017, we amended and restated our committed credit agreement, originally dated as of July 18, 2008 (as amended and restated, the "Credit Agreement"), increasing the revolving commitments from $1,000.0 to $1,500.0, or the equivalent in other specified currencies, and extending the Credit Agreement's expiration to October 25, 2022.
We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2017 and 2016, there were no borrowings under the Credit Agreement; however, we had $8.4 and $4.9 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.6 and $995.1, respectively.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2017, the applicable margin was 0.10% for base rate advances and 1.10% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2017, was 0.15% on the aggregate lending commitment under the Credit Agreement.
In addition to other and customary covenants, the Credit Agreement requires that we maintain the financial covenants listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended. We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2017.

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

We also have uncommitted lines of credit with various banks which permit borrowings at variable interest rates and which are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2017 and 2016, the Company had uncommitted lines of credit in an aggregate amount of $926.2 and $856.6, under which we had outstanding borrowings of $84.9 and $85.7 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2017 and 2016 were $223.8 and $216.0, respectively, with weighted-average interest rates of approximately 2.9% for both periods.
Commercial Paper
In June 2017, the Company established a commercial paper program under which the Company was authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,000.0, which was increased to $1,500.0 on October 25, 2017. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of December 31, 2017, there was no commercial paper outstanding. From the date the program was first utilized through December 31, 2017, the average amount outstanding under the program was $477.4, with a weighted-average interest rate of 1.5% and a weighted-average maturity of seventeen days.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2017 and 2016 the amounts netted were $1,412.0 and $1,300.6, respectively.

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2017	2016	2015
Net income available to IPG common stockholders	$579.0	$608.5	$454.6

Weighted-average number of common shares outstanding - basic	389.6	397.9	408.1
Dilutive effect of stock options and restricted shares	7.7	10.1	7.6
Weighted-average number of common shares outstanding - diluted	397.3	408.0	415.7

Earnings per share available to IPG common stockholders:
Basic	$1.49	$1.53	$1.11
Diluted	$1.46	$1.49	$1.09

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
During 2017, we completed ten acquisitions, eight of which were included in the Integrated Agency Networks ("IAN") operating segment, and two of which were included in the Constituency Management Group ("CMG") operating segment. These acquisitions included a digital marketing agency based in the U.S., a data science and business intelligence firm based in the U.S. with operations in China, an advertising and consulting company based in Indonesia, a strategic communications agency based in the U.K., an independent creative agency based in the U.K., a retail branding and design firm based in the U.S., a content creation and marketing agency based in the Netherlands, an independent media agency and digital consultancy based in Finland, and an integrated marketing communications agency based in Canada. During 2017, we recorded approximately $62.0 of goodwill and intangible assets related to our acquisitions.
During 2016, we completed ten acquisitions, three of which were included in the IAN operating segment, and seven of which were included in the CMG operating segment. The most significant acquisitions included a product and service design consultancy based in the U.S., an integrated healthcare marketing communications agency based in the U.S., a content creation and digital agency with offices in the U.S. and the U.K., a mobile consultancy and application development agency based in the U.K., a full-service public relations and digital agency based in China, a search engine optimization and digital content marketing agency based in the U.K., and a mobile focused digital agency based in the U.K. During 2016, we recorded approximately $149.0 of goodwill and intangible assets related to these acquisitions.
During 2015, we completed five acquisitions, four of which were included in the IAN operating segment, and one of which was included in the CMG operating segment. The most significant acquisitions included a full-service digital agency in the U.K., a group of creative marketing agencies based in Russia, and a media planning and buying agency with significant digital capabilities in Canada. During 2015, we recorded approximately $61.0 of goodwill and intangible assets related to these acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2017, 2016 or 2015.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2017	2016	2015
Cost of investment: current-year acquisitions	$36.8	$65.7	$37.8
Cost of investment: prior-year acquisitions	54.6	40.7	53.1
Less: net cash acquired	(7.1)	(13.6)	(9.2)
Total cost of investment	84.3	92.8	81.7
Operating payments [1]	47.1	19.1	18.4
Total cash paid for acquisitions [2]	$131.4	$111.9	$100.1

1
Represents cash payments for amounts that have been recognized in operating expenses since the date of acquisition either relating to adjustments to estimates in excess of the initial value of contingent payments recorded or were contingent upon the future employment of the former owners of the acquired companies. Amounts are reflected in the operating section of the Consolidated Statements of Cash Flows.

2
Of the total cash paid for acquisitions, $30.6, $52.0 and $28.6 for the years ended December 31, 2017, 2016 and 2015, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $53.7, $40.8 and $53.1 for the years ended December 31, 2017, 2016 and 2015, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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

	Years ended December 31,
	2017	2016	2015
Balance at beginning of period	$252.8	$251.9	$257.4
Change in related noncontrolling interests balance	(2.8)	4.9	0.8
Changes in redemption value of redeemable noncontrolling interests:
Additions	7.7	6.8	16.5
Redemptions and other	(18.5)	(14.8)	(25.1)
Redemption value adjustments	12.9	4.0	2.3
Balance at end of period	$252.1	$252.8	$251.9
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 5:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2017	2016	2015
Balance at beginning of period	$55.7	$54.2	$59.5
Charges to costs and expenses	9.5	16.7	11.4
Deductions:
Dispositions	(1.0)	(2.5)	(2.8)
Uncollectible accounts written off	(25.5)	(9.4)	(9.8)
Foreign currency translation adjustments	4.0	(3.3)	(4.1)
Balance at end of period	$42.7	$55.7	$54.2

Property and Equipment

	December 31,
	2017	2016
Furniture and equipment	$634.8	$604.2
Leasehold improvements	641.5	599.8
Internal-use computer software	331.3	306.5
Land and buildings	79.0	73.1
Gross property and equipment	1,686.6	1,583.6
Less: accumulated depreciation	(1,036.2)	(961.6)
Total property and equipment, net	$650.4	$622.0
Total depreciation and amortization expense for property and equipment for the years ended December 31, 2017, 2016 and 2015 was $135.9, $138.3 and $130.9, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2017	2016
Salaries, benefits and related expenses	$441.7	$499.0
Office and related expenses	53.2	46.7
Acquisition obligations	42.0	77.5
Interest	16.4	17.3
Other	121.4	153.5
Total accrued liabilities	$674.7	$794.0

Other Expense, net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2017	2016	2015
Net losses on sales of businesses	$(24.1)	$(41.4)	$(50.0)
Other	(2.1)	1.1	0.4
Total other expense, net	$(26.2)	$(40.3)	$(49.6)
Net losses on sales of businesses – During 2017, the amounts recognized were primarily related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our IAN operating segment. The businesses held for sale as of year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. During 2016, the amounts recognized were related

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within both our IAN and CMG operating segments. During 2015, the amounts recognized were related to sales of businesses within both our IAN and CMG operating segments and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our IAN operating segment.

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
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs.

	Years ended December 31,
	2017	2016	2015
Number of shares repurchased	13.7	13.3	13.6
Aggregate cost, including fees	$300.1	$303.3	$285.2
Average price per share, including fees	$21.97	$22.76	$20.97
We fully utilized the 2016 Share Repurchase Program in the third quarter of 2017. As of December 31, 2017, $155.5 remained available for repurchase under the 2017 Share Repurchase Program. The 2017 Share Repurchase Program has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2017	2016	2015
Cash paid for interest	$82.3	$78.8	$74.5
Cash paid for income taxes, net of refunds [1]	228.4	244.1	231.9

1	Refunds of $31.9, $26.6 and $13.0 were received for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 6:  Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2017 and 2016 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2015	$3,051.4	$557.1	$3,608.5
Acquisitions	32.7	89.3	122.0
Foreign currency and other	(40.3)	(15.8)	(56.1)
Balance as of December 31, 2016	$3,043.8	$630.6	$3,674.4
Acquisitions	39.6	15.5	55.1
Foreign currency and other	78.4	12.5	90.9
Balance as of December 31, 2017	$3,161.8	$658.6	$3,820.4

1	For all periods presented, no goodwill impairment charge has been recorded.
See Note 1 for information regarding our annual impairment methodology.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Other Intangible Assets
Other intangible assets are comprised of both assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily consist of customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2017, 2016 and 2015 was $21.2, $21.9 and $26.1, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2017, 2016 and 2015. During 2017 and 2016, we recorded approximately $7.0 and $29.0 of intangible assets related to our acquisitions in the respective year.
The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2017			2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$267.3	$(172.2)	$95.1	$252.4	$(151.4)	$101.0
Trade names	68.8	(33.8)	35.0	65.5	(28.9)	36.6
Other	14.4	(3.8)	10.6	14.3	(3.8)	10.5
Total	$350.5	$(209.8)	$140.7	$332.2	$(184.1)	$148.1

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2017 is listed below.

	2018	2019	2020	2021	2022
Estimated amortization expense	$23.3	$22.1	$20.4	$19.3	$16.4

Note 7:  Income Taxes
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations, including the reduction of the U.S. federal income tax rate from 35.0% to 21.0%, effective in 2018, a current tax on the deemed repatriation of unremitted foreign earnings and a U.S tax exemption for future distributions of certain foreign earnings.
U.S. GAAP requires the income tax accounting effect of a change in tax law, including the effects on current and deferred income taxes, to be reflected in the period in which such law is enacted. The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which acknowledges that the information necessary to determine such income tax effects may not be sufficiently available, prepared or analyzed in reasonable detail to complete the accounting under U.S. GAAP. SAB 118 allows for the reporting of provisional amounts for those specific tax effects for which a reasonable estimate can be made, and for no amounts to be recorded where a reasonable estimate cannot be made. Any subsequent adjustments to reported amounts will be made over the measurement period, which begins in the reporting period that includes the Tax Act's enactment date and ends when an entity has obtained, prepared and analyzed the information that is needed in order to complete the accounting requirements under U.S. GAAP, not to exceed one year from the enactment date.
We have reasonably estimated the tax effect of re-measuring our deferred tax balances and reserves at year end to reflect the tax effect of the reversal of such deferred tax balances in future periods during which the U.S. federal income tax rate will be 21.0%. We have recorded a decrease related to deferred tax assets and deferred tax liabilities, with a corresponding provisional net benefit to our deferred income taxes of $104.7. The Tax Act’s various changes to the treatment of fixed assets and deferred compensation are sufficiently complex to conclude that an adjustment may be necessary.
The Tax Act also imposes a tax on certain unremitted foreign earnings at various tax rates. We have reasonably estimated the tax effect of this deemed repatriation of unremitted foreign earnings and have recorded tax expense of $62.3 as a provisional amount due to the fact that necessary information could not be attained, prepared or analyzed on a timely basis to be able to complete the calculations. The complexity of the rules and the comprehensive data requirements will likely result in some adjustment to the provisional amount. The Company expects to pay this amount over the next eight years, as allowed by the Tax Act.
Additionally, the Tax Act imposes a new tax on certain foreign earnings generated in 2018 and forward. We are continuing to evaluate these global intangible low-taxed income ("GILTI") tax rules, which are extremely complex. U.S. GAAP allows us to choose between an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. We are not able to reasonably estimate the effect of the GILTI

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

rules due to the significant complexity of the rules and the fact that the information necessary could not be attained, prepared or analyzed on a timely basis. Therefore, we have not made any adjustment related to the potential GILTI tax and have not made a policy decision regarding whether to record deferred taxes thereon.
Finally, as per interpretive guidance issued by the U.S. Treasury on February 13, 2018, a tax benefit of $31.2, which was recorded during the third quarter of 2017, was reversed during the fourth quarter of 2017 due to the enactment of the Tax Act.
The components of income before income taxes are listed below.

	Years ended December 31,
	2017	2016	2015
Domestic	$528.2	$504.7	$461.0
Foreign	347.8	325.5	301.2
Total	$876.0	$830.2	$762.2
The provision for income taxes is listed below.

	Years ended December 31,
	2017	2016	2015
U.S. federal income taxes (including foreign withholding taxes):
Current	$154.1	$54.3	$117.8
Deferred	(32.2)	36.6	46.9
	121.9	90.9	164.7
State and local income taxes:
Current	18.8	8.2	15.1
Deferred	20.4	(1.5)	13.0
	39.2	6.7	28.1
Foreign income taxes:
Current	107.9	89.8	100.4
Deferred	12.9	10.6	(10.4)
	120.8	100.4	90.0
Total	$281.9	$198.0	$282.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$306.6	$290.6	$266.8
State and local income taxes, net of U.S. federal income tax benefit	23.5	4.3	18.3
Impact of foreign operations, including withholding taxes	(6.7)	(23.9)	14.7
Change in net valuation allowance [1]	1.4	(13.4)	(20.6)
Divestitures	1.1	9.7	11.9
U.S. federal tax credits	(1.7)	(44.6)	0.0
Stock compensation	(15.3)	(9.0)	0.0
Increase/(decrease) in unrecognized tax benefits	7.0	(22.2)	(6.5)
Net impact of the Tax Act	(36.0)	0.0	0.0
Statutory tax rate changes	0.0	11.4	1.4
Other	2.0	(4.9)	(3.2)
Provision for income taxes	$281.9	$198.0	$282.8

Effective income tax rate on operations	32.2%	23.8%	37.1%

1	Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.
In 2017, our effective income tax rate of 32.2% was positively impacted by a net benefit of $36.0 as a result of the Tax Act, the primary impacts of which are discussed above, and excess tax benefits on employee share-based payments, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
In 2016, our effective income tax rate of 23.8% was positively impacted by a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns for tax years 2014 and 2015 primarily related to foreign tax credits and, to a lesser extent, research and development credits based on the conclusion of multi-year studies; the settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4; the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe; excess tax benefits on employee share-based payments; and various changes in state income tax laws as well as the recognition of previously unrecognized state tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by a revaluation of deferred tax assets as a result of a statutory tax rate change in Continental Europe, losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2017	2016
Postretirement/post-employment benefits	$19.5	$23.1
Deferred compensation	91.7	192.4
Pension costs	27.6	36.6
Basis differences in fixed assets	(52.0)	(80.2)
Rent	27.5	41.7
Interest	45.8	58.9
Accruals and reserves	18.4	17.2
Allowance for doubtful accounts	10.2	13.3
Basis differences in intangible assets	(281.3)	(405.0)
Investments in equity securities	(3.3)	(6.3)
Tax loss/tax credit carry forwards	357.9	354.6
Prepaid expenses	(1.7)	(2.9)
Deferred revenue	(38.2)	(32.0)
Other	44.7	44.3
Total deferred tax assets, net	266.8	255.7
Valuation allowance	(243.3)	(255.6)
Net deferred tax assets	$23.5	$0.1
As a result of the Tax Act, we have re-measured our deferred tax assets and liabilities to reflect the tax effect of the reversal of such balances in future periods during which the U.S. federal income tax rate will be 21.0%, resulting in a provisional net benefit to our deferred income taxes of $104.7. However, the Tax Act’s various changes to the treatment of fixed assets and deferred compensation are sufficiently complex to conclude that an adjustment may be necessary.
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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2017	2016	2015
Balance at beginning of period	$255.6	$275.1	$332.2
Reversed to costs and expenses	(4.6)	(15.4)	(20.8)
(Reversed) charged to gross tax assets and other accounts [1]	(27.0)	9.5	(9.2)
Foreign currency translation	19.3	(13.6)	(27.1)
Balance at end of period	$243.3	$255.6	$275.1

1	Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2017, 2016, and 2015, amounts reversed to costs and expenses primarily related to decreases in valuation allowances in Continental Europe for existing deferred tax assets.
As of December 31, 2017, there were $1,186.8 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $656.6 have unlimited carryforward periods and $530.2 have expiration periods from 2018 to 2037. As of December 31, 2017, the Company also had $45.0 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2018 and 2037.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2017 and 2016, we had $2,774.8 and $2,622.4, respectively, of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore, has not recorded deferred taxes on such amounts. The Tax Act provides a U.S. tax exemption for dividends of certain foreign earnings. The Tax Act may provide additional flexibility in the Company’s tax-efficient access to global cash, but is expected to have limited impact to net domestic liquidity. The Company is still evaluating whether to continue its indefinite reinvestment assertion, in light of the Tax Act. Any change to the assertion will be accounted for as part of the change in tax law, as permitted by SAB 118.
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2017	2016	2015
Balance at beginning of period	$246.7	$226.9	$238.0
Increases as a result of tax positions taken during a prior year	6.3	65.0	5.2
Decreases as a result of tax positions taken during a prior year	(8.1)	(47.5)	(19.7)
Settlements with taxing authorities	(0.8)	(4.6)	(4.1)
Lapse of statutes of limitation	(3.3)	(11.8)	(3.8)
Increases as a result of tax positions taken during the current year	31.1	18.7	11.3
Balance at end of period	$271.9	$246.7	$226.9
Included in the total amount of unrecognized tax benefits of $271.9 as of December 31, 2017, is $249.2 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2017 and 2016 is $27.9 and $20.9, respectively, of which a detriment of $7.0 and $0.7 is included in our 2017 and 2016 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $28.0 and $38.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. federal income tax audits through 2012, with the exception of 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2007 or non-U.S. income tax audits for years prior to 2006.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2015	$(665.6)	$1.3	$(9.6)	$(171.7)	$(845.6)
Other comprehensive (loss) income before reclassifications	(54.8)	0.5	0.0	(70.7)	(125.0)
Amount reclassified from accumulated other comprehensive loss, net of tax	3.7	(1.2)	1.2	4.4	8.1
Balance as of December 31, 2016	$(716.7)	$0.6	$(8.4)	$(238.0)	$(962.5)
Other comprehensive income (loss) before reclassifications	130.7	0.0	0.0	(9.7)	121.0
Amount reclassified from accumulated other comprehensive loss, net of tax	1.1	(0.6)	1.6	12.0	14.1
Balance as of December 31, 2017	$(584.9)	$0.0	$(6.8)	$(235.7)	$(827.4)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2017	2016	2015
Foreign currency translation adjustments [1]	$1.1	$3.7	$23.3	Other expense, net
Gains on available-for-sale securities	(0.7)	(1.3)	0.0	Other expense, net
Losses on derivative instruments	2.1	2.0	2.0	Interest expense
Amortization of defined benefit pension and postretirement plans items	13.7	5.8	10.4	Other expense, net
Tax effect	(2.1)	(2.1)	(4.2)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$14.1	$8.1	$31.5

1	These foreign currency translation adjustments are primarily a result of the sales of businesses.

Note 9:  Incentive Compensation Plans
2014 Performance Incentive Plan
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2014, our shareholders approved the 2014 Performance Incentive Plan (the “2014 PIP”), replacing previous incentive plans. The number of shares of common stock initially available for grants of all equity awards under the 2014 PIP is 28.8. Pursuant to the terms of the 2014 PIP, the number of shares that may be awarded to any one participant for each type of award is limited to 2.0. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.
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

	Years ended December 31,
	2017	2016	2015
Stock options	$0.0	$0.2	$1.0
Stock-settled awards	20.5	16.0	11.6
Cash-settled awards	1.0	0.9	0.7
Performance-based awards	61.5	69.4	57.7
Employee stock purchase plan	1.0	0.7	0.7
Other [1]	0.5	0.8	0.9
Stock-based compensation expense	$84.5	$88.0	$72.6
Tax benefit	$30.4	$32.1	$26.3

1	Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment). There were no stock options granted during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, all stock options granted were fully vested and exercisable.
The following table summarizes our stock option activity during 2017.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2017	4.8	$9.83
Exercised	(1.1)	11.15
Stock options outstanding as of December 31, 2017	3.7	$9.44	2.6	$39.2
There were 1.1, 1.2 and 1.4 stock options exercised in 2017, 2016 and 2015, respectively. The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was $15.1, $15.2 and $16.1, respectively. The cash received from the stock options exercised in 2017, 2016 and 2015 was $20.0, $18.2 and $20.4, respectively.

Stock-Based Compensation
We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company performance against specific performance targets and could range from 0% to 300% of the target amount of shares originally granted, except for Executive Officers of IPG, with a range of 0% to 200%. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The fair value of the shares on the grant date is amortized over the vesting period, which is generally three years. Upon completion of the vesting period for cash-settled awards, the grantee is entitled to receive a payment in cash based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award. The fair value of cash-settled awards is adjusted each quarter based on our share price. The holders of stock-settled awards have absolute ownership interest in the underlying shares of common stock prior to vesting, which includes the right to vote and receive dividends. Dividends declared on common stock are accrued during the vesting period and paid when the award vests. The holders of performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2017 and 2016.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2017	2016	2015
Stock-Settled Awards:
Awards granted	0.8	1.1	0.8
Weighted-average grant-date fair value (per award)	$24.18	$21.87	$22.07
Total fair value of vested awards distributed	$22.6	$17.5	$18.8
Cash-Settled Awards:
Awards granted	0.0	0.1	0.1
Weighted-average grant-date fair value (per award)	$23.33	$22.54	$20.46
Total fair value of vested awards distributed	$0.9	$0.7	$0.2
Performance-Based Awards:
Awards granted	4.8	3.3	2.9
Weighted-average grant-date fair value (per award)	$20.06	$19.58	$20.88
Total fair value of vested awards distributed	$112.4	$27.9	$18.7
In conjunction with common stock dividends declared in 2017 and 2016, we accrued dividends of $1.5 and $1.3, respectively, on non-vested stock-settled awards and paid dividends of $1.2 and $0.6 for stock-settled awards that vested during 2017 and 2016, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2017 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2017	2.3	$20.84	0.1	$20.49	8.5	$19.16
Granted	0.8	24.18	0.0	23.33	4.8	20.06
Vested	(1.0)	19.49	0.0	19.27	(4.6)	16.64
Forfeited	0.0	21.86	0.0	20.50	(0.4)	20.00
Non-vested as of December 31, 2017	2.1	$22.78	0.1	$22.52	8.3	$21.05
Total unrecognized compensation expense remaining	$24.1		$1.0		$71.9
Weighted-average years expected to be recognized over	1.0		1.0		1.7
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2017, which resulted in a forfeiture rate consistent with prior years.

2009 Restricted Cash Plan
In March 2009, the Compensation Committee approved the Interpublic Restricted Cash Plan (the “Cash Plan”). Under the Cash Plan, the Board, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive stock-settled and cash-settled awards. Cash awards, when granted, have a service-period vesting condition and generally vest in three years.

Cash Awards
During the years ended December 31, 2017, 2016 and 2015, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $2.8, $5.2 and $1.3, respectively. For those same years, we recognized $2.5, $3.1 and $3.0, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2017, 2016 and 2015, the Compensation Committee granted performance awards to be settled in cash under the 2014 PIP with a total target value of $38.4, $37.4, and $31.8, respectively. For those same years, we recognized $35.3, $39.8 and $35.8, respectively, in salaries and related expenses in our Consolidated Statements of Operations.

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

Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 10.0 shares are reserved for issuance under the ESPP, of which 0.5 shares have been issued through December 31, 2017.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2017 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2017				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$201.6	$0.0	$0.0	$201.6	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$147.0	$147.0

	December 31, 2016				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$440.8	$0.0	$0.0	$440.8	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$205.4	$205.4

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $58.4 from December 31, 2016 to December 31, 2017 is primarily due to payments of $105.3, partially offset by acquisitions and exercised put options of $40.8. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,296.4	$46.2	$1,342.6
Our long-term debt is comprised of senior notes and other notes payable. The fair value of our senior notes, which are traded over-the-counter, is based on quoted prices in markets that are not active. Therefore, these senior notes are classified as Level 2 within the fair value hierarchy. Our other notes payable are not actively traded, and their fair value is not solely derived from readily observable inputs. The fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore is classified as Level 3 within the fair value hierarchy. See Note 2 for further information on our long-term debt.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 11:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 3,500 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,700 participants, is closed to new participants and is unfunded.
Differences between the aggregate income statement and balance sheet amounts listed in the tables below and the totals reported in our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets relate to non-material foreign pension and postretirement benefit plans.
From time to time, we evaluate the foreign plans to be included in the below disclosure based upon significance to our overall operations. Our evaluation consists of reviewing the Projected Benefit Obligation, Plan Assets and Funded Status of our plans to determine significance. As of December 31, 2017, the Funded Status of foreign plans that are not included in the below disclosure was in a deficit position of $56.2. The plans excluded from the below disclosure are comprised of numerous individually insignificant pension, postretirement and executive retirement plans, many of which are not required to be funded, in various foreign jurisdictions in which we operate. The effect of the change in scoping is noted within the Other caption within the tables below.
Pension and Postretirement Benefit Obligation
The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

Years ended December 31,	2017	2016	2017	2016	2017	2016
Benefit Obligation
Projected benefit obligation as of January 1	$126.6	$126.9	$530.6	$537.9	$32.3	$33.9
Service cost	0.0	0.0	4.9	6.7	0.0	0.0
Interest cost	5.1	5.9	13.5	15.1	1.3	1.5
Benefits paid	(11.4)	(13.6)	(19.0)	(25.7)	(5.9)	(5.8)
Plan participant contributions	0.0	0.0	0.2	0.2	1.6	1.6
Actuarial losses	5.1	7.4	20.3	115.6	2.5	1.1
Settlements and curtailments	0.0	0.0	(19.8)	(6.3)	0.0	0.0
Foreign currency effect	0.0	0.0	50.4	(84.2)	0.0	0.0
Other	0.0	0.0	1.2	(28.7)	0.0	0.0

Projected benefit obligation as of December 31	$125.4	$126.6	$582.3	$530.6	$31.8	$32.3

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$95.2	$101.1	$365.9	$399.6	$0.0	$0.0
Actual return on plan assets	12.4	7.7	25.1	47.9	0.0	0.0
Employer contributions	2.6	0.0	17.5	23.2	4.3	4.2
Plan participant contributions	0.0	0.0	0.2	0.2	1.6	1.6
Benefits paid	(11.4)	(13.6)	(19.0)	(25.7)	(5.9)	(5.8)
Settlements	0.0	0.0	(19.1)	(2.2)	0.0	0.0
Foreign currency effect	0.0	0.0	33.2	(68.6)	0.0	0.0
Other	0.0	0.0	0.4	(8.5)	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$98.8	$95.2	$404.2	$365.9	$0.0	$0.0

Funded status of the plans at December 31	$(26.6)	$(31.4)	$(178.1)	$(164.7)	$(31.8)	$(32.3)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2017	2016	2017	2016	2017	2016
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$9.0	$7.6	$0.0	$0.0
Current liability	0.0	0.0	(6.5)	(5.5)	(3.1)	(3.2)
Non-current liability	(26.6)	(31.4)	(180.6)	(166.8)	(28.7)	(29.1)

Net liability recognized	$(26.6)	$(31.4)	$(178.1)	$(164.7)	$(31.8)	$(32.3)

Accumulated benefit obligation	$125.4	$126.6	$577.9	$526.2

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$52.2	$54.9	$201.6	$183.4	$4.2	$1.7
Prior service cost (credit)	0.0	0.0	1.1	0.9	(0.4)	(0.6)

Total amount recognized	$52.2	$54.9	$202.7	$184.3	$3.8	$1.1
In 2018, we estimate that we will recognize $1.5 and $6.0 of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to our domestic pension plan and significant foreign pension plans, respectively.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2017	2016	2017	2016
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$125.4	$126.6	$576.6	$525.3
Aggregate accumulated benefit obligation	125.4	126.6	575.2	523.8
Aggregate fair value of plan assets	98.8	95.2	389.5	352.9
Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$0.0	$0.0	$0.0	$4.9	$6.7	$11.1	$0.0	$0.0	$0.0
Interest cost	5.1	5.9	0.3	13.5	15.1	18.9	1.3	1.5	1.5
Expected return on plan assets	(6.2)	(6.6)	(7.6)	(17.7)	(18.7)	(20.6)	0.0	0.0	0.0
Settlement and curtailment losses (gains)	0.0	0.0	0.0	6.8	0.4	(0.2)	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.1	0.1	(0.2)	(0.2)	(0.1)
Net actuarial losses	1.5	1.3	6.5	5.5	4.2	4.1	0.0	0.0	0.0
Net periodic cost	$0.4	$0.6	$(0.8)	$13.1	$7.8	$13.4	$1.1	$1.3	$1.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

 Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015

Net periodic cost
Discount rate	4.20%	4.80%	4.15%	2.52%	3.61%	3.41%	4.05%	4.65%	4.00%
Rate of compensation increase	N/A	N/A	N/A	2.36%	3.18%	2.99%	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.00%	4.66%	5.38%	5.01%	N/A	N/A	N/A

Benefit obligation
Discount rate	3.70%	4.20%	4.80%	2.36%	2.52%	3.61%	3.65%	4.05%	4.65%
Rate of compensation increase	N/A	N/A	N/A	2.37%	2.36%	3.25%	N/A	N/A	N/A

Health care cost trend rate assumed for next year
Initial rate (weighted-average)							6.50%	6.75%	7.00%
Year ultimate rate is reached							2024	2024	2024
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2017, 2016 and 2015, we determined our discount rates for our Domestic Pension Plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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
Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 10 for a description of the fair value hierarchy.

	December 31, 2017				December 31, 2016
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$14.7	$0.0	$0.0	$14.7	$14.4	$0.0	$0.0	$14.4
Limited partnerships	0.0	0.0	29.5	29.5	0.0	0.0	28.0	28.0
Fixed income securities	23.4	0.0	0.0	23.4	22.6	0.3	0.0	22.9
Insurance contracts	0.0	7.9	0.0	7.9	0.0	7.8	0.0	7.8
Other	27.7	0.0	0.0	27.7	20.1	0.0	0.0	20.1
Total plan assets, subject to leveling	$65.8	$7.9	$29.5	$103.2	$57.1	$8.1	$28.0	$93.2
Plan assets measured at net asset value
Other investments measured at net asset value [1]				399.8				367.9
Total plan assets				$503.0				$461.1

1
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy but are included to reconcile to the amounts presented in the fair value of plan assets table above.

Registered investment companies, which are publicly traded, are primarily valued using recently reported sales prices.  Limited partnerships are invested primarily in equity and fixed income securities. Fixed income securities include government and investment-grade corporate bonds. Insurance contracts are valued based on the cash surrender value of the contract. Other

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

investments primarily include cash and cash equivalents, equity securities and derivatives. Other investments measured at net asset value include common/collective trusts, hedge funds and other commingled assets that are invested primarily in equity and fixed income securities. These investments are not publicly traded and are valued based on the net asset value of shares held by the plan at year end, which reflects the fair value of the underlying investments.
The following table presents additional information about our significant foreign pension plan assets for which we utilize Level 3 inputs to determine fair value.

	Years ended December 31,
Plan assets subject to fair value hierarchy, level 3	2017	2016
Balance at beginning of period	$28.0	$31.0
Actual return on plan assets	1.5	(3.0)
Balance at end of period	$29.5	$28.0
Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2017, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2018 Target Allocation	2017	2016
Alternative investments [1]	27%	27%	21%
Equity securities	23%	23%	23%
Fixed income securities	21%	21%	26%
Liability driven investments [2]	14%	14%	14%
Real estate	6%	6%	6%
Other	9%	9%	10%
Total	100%	100%	100%

1	Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.

2	Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2017, we contributed $2.6 and $17.5 of cash to our domestic and foreign pension plans, respectively. For 2018, we expect to contribute approximately $10.0 and $18.0 of cash to our domestic and foreign pension plans, respectively.
The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2018	$13.7	$22.3	$3.2
2019	8.5	23.8	3.0
2020	8.6	21.6	2.8
2021	8.0	22.3	2.6
2022	8.4	23.5	2.4
2023 - 2027	37.2	124.0	10.4
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.3 in any individual year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2017, 2016 and 2015 were $47.2, $47.0 and $44.5, respectively. Expenses include a discretionary Company contribution of $3.6, $6.1 and $5.8 offset by participant forfeitures of $4.6, $4.4 and $3.8 in 2017, 2016 and 2015, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $47.4, $44.5 and $43.9 to these plans in 2017, 2016 and 2015, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2017 and 2016, the deferred compensation liability balance was $96.2 and $92.4, respectively. Amounts expensed for deferred compensation arrangements in 2017, 2016 and 2015 were $11.2, $9.7 and $6.3, respectively.
We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $117.0 and $129.1 as of December 31, 2017 and 2016, respectively. Amounts expensed for deferred benefit arrangements in 2017, 2016 and 2015 were $7.3, $8.8 and $9.7, respectively.
We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2017 and 2016, the cash surrender value of these policies was $177.4 and $171.5, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2017 and 2016, the value of such investments in the trust was $15.9 and $12.9, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2017 and 2016. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $8.4 and $8.2 as of December 31, 2017 and 2016, respectively.

Note 12:  Segment Information
As of December 31, 2017, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the "Corporate and other" group.
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
CMG, which includes Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN; however, on an aggregate basis, CMG has a higher proportion of arrangements for which they act as principal, a different distribution model than IAN and different margin structure.

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
Summarized financial information concerning our reportable segments is shown in the following tables.

	Years ended December 31,
	2017	2016	2015
Revenue:
IAN	$6,397.3	$6,319.4	$6,145.4
CMG	1,485.1	1,527.2	1,468.4
Total	$7,882.4	$7,846.6	$7,613.8

Segment operating income (loss):
IAN	$907.4	$898.2	$850.3
CMG	192.8	190.0	166.3
Corporate and other	(126.6)	(147.2)	(141.8)
Total	973.6	941.0	874.8

Interest expense	(90.8)	(90.6)	(85.8)
Interest income	19.4	20.1	22.8
Other expense, net	(26.2)	(40.3)	(49.6)
Income before income taxes	$876.0	$830.2	$762.2

Depreciation and amortization of property, equipment and intangible assets:
IAN	$111.8	$117.7	$117.5
CMG	20.4	19.5	18.4
Corporate and other	24.9	23.0	21.1
Total	$157.1	$160.2	$157.0

Capital expenditures:
IAN	$112.0	$149.2	$117.5
CMG	17.7	16.6	12.7
Corporate and other	26.2	34.9	30.9
Total	$155.9	$200.7	$161.1

	December 31,
	2017	2016
Total assets:
IAN	$10,973.0	$10,660.0
CMG	1,422.9	1,428.3
Corporate and other	299.3	396.9
Total	$12,695.2	$12,485.2

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2017	2016	2015	2017	2016
Domestic	$4,714.3	$4,684.8	$4,475.5	$705.5	$684.8
International:
United Kingdom	681.8	695.7	687.7	56.2	52.0
Continental Europe	716.1	699.8	697.2	73.6	57.0
Asia Pacific	913.6	923.0	916.9	115.5	118.3
Latin America	355.9	372.7	383.5	48.2	49.0
Other	500.7	470.6	453.0	46.1	43.3
Total International	3,168.1	3,161.8	3,138.3	339.6	319.6
Total Consolidated	$7,882.4	$7,846.6	$7,613.8	$1,045.1	$1,004.4
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

	Years ended December 31,
	2017	2016	2015
Gross rent expense	$371.0	$366.1	$336.5
Third-party sublease rental income	(4.6)	(4.1)	(5.5)
Net rent expense	$366.4	$362.0	$331.0

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2018	$335.0	$(4.2)	$330.8
2019	312.1	(3.8)	308.3
2020	285.3	(2.5)	282.8
2021	251.4	(1.4)	250.0
2022	204.1	(0.8)	203.3
Thereafter	727.2	(0.5)	726.7
Total	$2,115.1	$(13.2)	$2,101.9

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. The amount of parent company guarantees on lease obligations was $829.2 and $857.3 as of December 31, 2017 and 2016, respectively, and the amount of parent company guarantees primarily relating to uncommitted lines of credit was $491.0 and $395.6 as of December 31, 2017 and 2016, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2017, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2017.

	2018	2019	2020	2021	2022	Thereafter	Total
Deferred acquisition payments	$41.9	$27.5	$16.1	$24.4	$4.8	$6.3	$121.0
Redeemable noncontrolling interests and call options with affiliates [1]	37.1	26.4	62.9	10.3	6.6	4.1	147.4
Total contingent acquisition payments	$79.0	$53.9	$79.0	$34.7	$11.4	$10.4	$268.4

1
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2017. These estimated payments of $24.8 are included within the total payments expected to be made in 2018, and will continue to be carried forward into 2019 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.

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
Pensions
In March 2017, the FASB issued amended guidance which requires presentation of all net periodic pension and postretirement benefit costs, other than service costs, in non-operating expenses in the Consolidated Statement of Operations. We have early adopted this amended guidance retrospectively as of the quarter ended March 31, 2017 using the practical expedient, which permits the use of amounts disclosed in our Employee Benefits note for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. This resulted in the reclassification of a portion of postretirement costs from "Salaries

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

and related expenses" to "Other expense, net" in the amount of $9.6, $3.0 and $2.9 for the years ended December 31, 2017, 2016 and 2015, respectively.
Restricted Cash
In November 2016, the FASB issued amended guidance which requires that the Consolidated Statement of Cash Flows present the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We have early adopted this amended guidance retrospectively as of the quarter ended March 31, 2017. The Consolidated Statements of Cash Flows now reflect the inclusion and activity of restricted cash balances of $6.8, $2.6, $3.2 and $3.8 as of December 31, 2017, 2016, 2015 and 2014, respectively.
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
Revenue Recognition
In May 2014, the FASB issued amended guidance on revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We have elected to adopt the standard, effective January 1, 2018, using the full retrospective method. The standard, which accelerates the recognition of revenue primarily as a result of estimating variable consideration, mostly impacts the timing of revenue recognition between quarters, but also can affect, to a lesser extent, the amount of annual revenue recognized. Although we have determined that the standard results in an increase in the number of performance obligations within certain of our contractual arrangements, this is not expected to materially impact the amount or timing of revenue recognized. The standard will also result in an increase in third party costs of approximately $1,100.0 to $1,300.0 being included in revenue and costs, primarily in connection with our events businesses, which has no impact on operating income, net income or cash flows. The increase to retained earnings as of December 31, 2017 as a result of adopting the standard is not material.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 15:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$1,753.9	$1,742.0	$1,884.9	$1,917.9	$1,902.6	$1,922.2	$2,341.0	$2,264.5
Salaries and related expenses [1]	1,275.4	1,268.8	1,239.3	1,229.5	1,227.6	1,228.0	1,325.8	1,308.8
Office and general expenses	448.8	450.2	439.1	464.1	455.9	486.2	496.9	470.0
Operating income	29.7	23.0	206.5	224.3	219.1	208.0	518.3	485.7
Other income (expense), net [1,2]	0.8	(19.2)	(15.4)	0.4	(9.9)	5.3	(1.7)	(26.8)
Total (expenses) and other income	(14.9)	(36.0)	(36.4)	(18.5)	(26.8)	(11.7)	(19.5)	(44.6)
(Benefit of) provision for income taxes [3]	(2.1)	(15.6)	75.4	43.7	42.5	63.8	166.1	106.1
Net income	18.1	2.7	94.6	160.2	148.8	132.7	333.5	336.9
Net income available to IPG common stockholders	$21.5	$5.4	$94.7	$156.9	$146.2	$128.6	$316.6	$317.6

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.01	$0.24	$0.39	$0.38	$0.32	$0.82	$0.81
Diluted	$0.05	$0.01	$0.24	$0.38	$0.37	$0.32	$0.81	$0.78

Dividends declared per common share	$0.18	$0.15	$0.18	$0.15	$0.18	$0.15	$0.18	$0.15

1	As part of the adoption of FASB ASU 2017-07, we have reclassified a portion of postretirement costs from salaries and related expenses to other income (expense), net.

2
The three months ended June 30 and September 30, 2017 included pre-tax net losses of $13.1 and $8.7, respectively, on sales of businesses. The three months ended March 31 and December 31, 2016 included pre-tax net losses of $16.3 and $25.3, respectively, on sales of businesses.

3
The three months ended September 30, 2017 included a tax benefit of $31.2 related to foreign tax credits from distributions of unremitted earnings, which was reversed during the three months ended December 31, 2017 as a result of the enactment of the Tax Cuts and Jobs Act. The three months ended December 31, 2017 included a net tax benefit of $36.0 as a result of the enactment of the Tax Cuts and Jobs Act. The three months ended March 31, 2016 included a tax benefit of $12.2 due to the reversal of valuation allowances. The three months ended June 30, 2016 included a tax benefit of $23.4 related to the conclusion and settlement of a tax examination of previous years. The three months ended December 31, 2016 included a tax benefit of $37.4 for refunds to be claimed on future amended U.S. federal returns.

Note 16:  Subsequent Events
In February 2018, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2018 Share Repurchase Program"). The authorization for repurchases under the 2018 Share Repurchase Program is in addition to any amounts remaining for repurchase under the 2017 Share Repurchase Program. See Note 5 for further information on the 2017 Share Repurchase Program. There is no expiration date associated with the share repurchase programs. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements.
We also announced in February 2018 that our Board had declared a common stock cash dividend of $0.21 per share, payable on March 15, 2018 to holders of record as of the close of business on March 1, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2017. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2017, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Committees of the Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2018 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”
New York Stock Exchange Certification
In 2017, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2017, which is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	14,111,178	$9.44	28,148,114

1
Included a total of 3,653,846 outstanding stock options granted under the 2006 Performance Incentive Plan and the 2009 Performance Incentive Plan (the 2009 Plan"). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.

2
Included a total of 8,279,321 shares of Common Stock representing the target number of shares issuable under the 2014 Performance Incentive Plan (the “2014 Plan”) following the completion of the 2015-2017 performance period, the 2016-2018 performance period, and the 2017-2019 performance period, respectively.

3	Included a total of 2,094,323 restricted stock awards made under the 2014 Plan.

4
Included a total of 83,688 shares of Common Stock issuable pursuant to restricted share units and performance-based awards (“Share Unit Awards”) granted under the 2014 Plan, which may be settled in shares of Common Stock or cash. Each Share Unit Award settled in cash will increase the number of shares of Common Stock available for future issuance shown in column (c).

5
Included (i) 18,427,729 shares of Common Stock available for issuance under the 2014 Plan, (ii) 9,495,452 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016) and (iii) 224,933 shares of Common Stock available for issuance under the 2009 Non-Management Directors’ Stock Incentive Plan.

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
All financial statement schedules are omitted because they are either not applicable or the required information is otherwise provided.

3. Exhibits:
All exhibits, including management contracts and compensatory plans or arrangements, required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Exhibit Index of this Report on Form 10-K.

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
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

4(iii)(D)
Fourth Supplemental Indenture, dated as of April 3, 2014, to the 2012 Indenture, with respect to the 4.20% Senior Notes due 2024 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.

10(i)(A)
Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, further amended and restated as of May 31, 2011, further amended as of November 6, 2012, further amended and restated as of December 12, 2013, further amended and restated as of October 20, 2015 and as further amended and restated on October 25, 2017, among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, as administrative agent, is incorporated by reference to Exhibit 10(i)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

Exhibit No.	Description
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

10(iii)(A)(37)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(38)
2009 PIP Non-Statutory Stock Option Award Agreement (updated 2010) is incorporated by reference to Exhibit 10(iii)(A)(89) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(39)
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

10(iii)(A)(41)	Amendment to the 2009 NMD Plan is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(42)
2009 NMD Plan Restricted Stock Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.*

10(iii)(A)(43)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No.	Description
10(iii)(A)(44)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(45)	2014 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(60) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(46)	2014 PIP Restricted Stock Unit Award Agreement.*

10(iii)(A)(47)	2014 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(48)	2014 PIP Performance Share Award Agreement (updated).*

10(iii)(A)(49)	2014 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(50)	2014 PIP Performance Cash Award Agreement (updated).*

10(iii)(A)(51)	The Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the SEC on December 21, 2015.*

10(iii)(A)(52)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(53)
The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

10(iii)(A)(54)
The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(55)
Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(56)
Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(57)
The Interpublic Senior Executive Retirement Income Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(58)
The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(59)
Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(60)
Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(61)
The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(62)
Description of Changes to the Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.*

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2017.

*	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Michael I. Roth
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2018
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2018
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 26, 2018
Jocelyn Carter-Miller

/s/ H. John Greeniaus	Director	February 26, 2018
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 26, 2018
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 26, 2018
Dawn Hudson

/s/ William T. Kerr	Director	February 26, 2018
William T. Kerr

/s/ Henry S. Miller	Director	February 26, 2018
Henry S. Miller

/s/ Jonathan F. Miller	Director	February 26, 2018
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 26, 2018
Patrick Q. Moore

/s/ David M. Thomas	Director	February 26, 2018
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 26, 2018
E. Lee Wyatt Jr.