Form 10-Q
period 2018-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2018-04-27
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares of the registrant’s common stock outstanding as of April 16, 2018 was 385,519,753.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
REVENUE:
Net revenue	$1,774.0	$1,675.3
Billable expenses	395.1	388.5
Total revenue	2,169.1	2,063.8

OPERATING EXPENSES:
Salaries and related expenses	1,330.3	1,251.7
Office and other direct expenses	323.8	312.7
Billable expenses	395.1	388.5
Cost of services	2,049.2	1,952.9
Selling, general and administrative expenses	35.1	35.2
Depreciation and amortization	46.0	41.0
Total operating expenses	2,130.3	2,029.1

OPERATING INCOME	38.8	34.7

EXPENSES AND OTHER INCOME:
Interest expense	(19.9)	(20.9)
Interest income	4.0	5.2
Other (expense) income, net	(24.4)	0.8
Total (expenses) and other income	(40.3)	(14.9)

(Loss) income before income taxes	(1.5)	19.8
Provision for (benefit of) income taxes	12.7	(0.3)
(Loss) income of consolidated companies	(14.2)	20.1
Equity in net (loss) income of unconsolidated affiliates	(1.9)	1.2
NET (LOSS) INCOME	(16.1)	21.3
Net loss attributable to noncontrolling interests	2.0	3.4
NET (LOSS) INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$(14.1)	$24.7

(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06

Weighted-average number of common shares outstanding:
Basic	383.4	391.7
Diluted	383.4	399.3

Dividends declared per common share	$0.21	$0.18

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
NET (LOSS) INCOME	$(16.1)	$21.3

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	22.4	52.9
Reclassification adjustments recognized in net income	12.5	(0.4)
	34.9	52.5

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.0	0.1
	0.0	0.1

Derivative instruments:
Recognition of previously unrealized losses in net income	0.5	0.5
Income tax effect	(0.2)	(0.2)
	0.3	0.3

Defined benefit pension and other postretirement plans:
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.9	1.7
Settlement and curtailment losses included in net income	0.2	0.0
Other	0.1	(0.2)
Income tax effect	(0.1)	(0.1)
	2.1	1.4
Other comprehensive income, net of tax	37.3	54.3
TOTAL COMPREHENSIVE INCOME	21.2	75.6
Less: comprehensive loss attributable to noncontrolling interests	(1.7)	(2.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$22.9	$78.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$597.3	$790.9
Accounts receivable, net of allowance of $43.1 and $42.7, respectively	3,942.5	4,585.0
Accounts receivable, billable to clients	1,981.1	1,747.4
Assets held for sale	12.0	5.7
Other current assets	430.6	346.5
Total current assets	6,963.5	7,475.5
Property and equipment, net of accumulated depreciation of $1,057.1 and $1,036.2, respectively	634.2	650.4
Deferred income taxes	273.1	234.0
Goodwill	3,839.7	3,820.4
Other non-current assets	529.6	524.4
TOTAL ASSETS	$12,240.1	$12,704.7

LIABILITIES:
Accounts payable	$5,467.1	$6,420.2
Accrued liabilities	528.1	674.7
Contract liabilities	507.5	484.7
Short-term borrowings	799.4	84.9
Current portion of long-term debt	2.1	2.0
Liabilities held for sale	18.3	8.8
Total current liabilities	7,322.5	7,675.3
Long-term debt	1,288.2	1,285.6
Deferred compensation	457.1	476.6
Other non-current liabilities	785.1	768.8
TOTAL LIABILITIES	9,852.9	10,206.3

Redeemable noncontrolling interests (see Note 6)	246.9	252.1

STOCKHOLDERS’ EQUITY:
Common stock	39.0	38.6
Additional paid-in capital	963.7	955.2
Retained earnings	2,010.5	2,104.5
Accumulated other comprehensive loss, net of tax	(790.8)	(827.8)
	2,222.4	2,270.5
Less: Treasury stock	(113.9)	(59.0)
Total IPG stockholders’ equity	2,108.5	2,211.5
Noncontrolling interests	31.8	34.8
TOTAL STOCKHOLDERS’ EQUITY	2,140.3	2,246.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,240.1	$12,704.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16.1)	$21.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	46.0	41.0
Provision for uncollectible receivables	2.1	5.9
Amortization of restricted stock and other non-cash compensation	30.0	29.7
Net amortization of bond discounts and deferred financing costs	1.4	1.4
Deferred income tax benefit	(20.8)	(12.0)
Net losses (gains) on sales of businesses	24.4	(0.9)
Other	6.8	6.7
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	675.2	806.6
Accounts receivable, billable to clients	(220.7)	(206.5)
Other current assets	(88.3)	(68.6)
Accounts payable	(994.2)	(726.5)
Accrued liabilities	(164.6)	(264.9)
Contract liabilities	17.6	16.2
Other non-current assets and liabilities	(28.7)	(21.2)
Net cash used in operating activities	(729.9)	(371.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22.8)	(24.8)
Acquisitions, net of cash acquired	(0.2)	(3.3)
Other investing activities	(0.1)	(5.1)
Net cash used in investing activities	(23.1)	(33.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings	718.8	224.8
Exercise of stock options	6.9	8.2
Common stock dividends	(80.8)	(70.9)
Repurchases of common stock	(54.9)	(55.0)
Tax payments for employee shares withheld	(26.3)	(36.7)
Distributions to noncontrolling interests	(3.9)	(6.0)
Other financing activities	(1.6)	0.0
Net cash provided by financing activities	558.2	64.4
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2.9)	20.0
Net decrease in cash, cash equivalents and restricted cash	(197.7)	(320.6)
Cash, cash equivalents and restricted cash at beginning of period	797.7	1,100.2
Cash, cash equivalents and restricted cash at end of period	$600.0	$779.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net loss				(14.1)			(14.1)	(2.0)	(16.1)
Other comprehensive income					37.0		37.0	0.3	37.3
Reclassifications related to redeemable noncontrolling interests								2.5	2.5
Distributions to noncontrolling interests								(3.9)	(3.9)
Change in redemption value of redeemable noncontrolling interests				1.5			1.5		1.5
Repurchases of common stock						(54.9)	(54.9)		(54.9)
Common stock dividends				(80.8)			(80.8)		(80.8)
Stock-based compensation	4.4	0.4	30.3				30.7		30.7
Exercise of stock options	0.8	0.1	6.9				7.0		7.0
Shares withheld for taxes	(1.1)	(0.1)	(28.0)				(28.1)		(28.1)
Other			(0.7)	(0.6)			(1.3)	0.1	(1.2)
Balance at March 31, 2018	390.3	$39.0	$963.7	$2,010.5	$(790.8)	$(113.9)	$2,108.5	$31.8	$2,140.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,839.9	$(964.4)	$(63.3)	$2,050.8	$39.6	$2,090.4
Net income				24.7			24.7	(3.4)	21.3
Other comprehensive income					53.8		53.8	0.5	54.3
Reclassifications related to redeemable noncontrolling interests								3.1	3.1
Distributions to noncontrolling interests								(6.4)	(6.4)
Change in redemption value of redeemable noncontrolling interests				(3.3)			(3.3)		(3.3)
Repurchases of common stock						(55.0)	(55.0)		(55.0)
Common stock dividends				(70.9)			(70.9)		(70.9)
Stock-based compensation	5.4	0.5	29.7				30.2		30.2
Exercise of stock options	0.7	0.1	8.2				8.3		8.3
Shares withheld for taxes	(1.6)	(0.2)	(37.5)				(37.7)		(37.7)
Other			0.1	(0.4)			(0.3)		(0.3)
Balance at March 31, 2017	398.8	$39.8	$1,199.7	$1,790.0	$(910.6)	$(118.3)	$2,000.6	$33.4	$2,034.0

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2017 Annual Report on Form 10-K.
As of January 1, 2018, the Company has revised the presentation of its Consolidated Statements of Operations, which disaggregates net revenue and billable expenses within total revenue and separately presents cost of services; selling, general and administrative expenses; and depreciation and amortization within operating expenses. The revised presentation does not impact total revenue, operating expenses or operating income.
Cost of services is comprised of the expenses of our revenue-producing operating segments, Integrated Agency Networks ("IAN") and Constituency Management Group ("CMG"), including salaries and related expenses, office and other direct expenses and billable expenses, and includes an allocation of the centrally managed expenses of our Corporate and other group. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
Selling, general and administrative expenses are primarily the unallocated expenses of our Corporate and other group, as disclosed further in Note 11, excluding depreciation and amortization.
Depreciation and amortization of the fixed assets and intangible assets of the Company is disclosed as a separate operating expense.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications and immaterial revisions have been made to prior-period financial statements to conform to the current-period presentation.

Note 2:  Summary of Significant Accounting Policies
Effective January 1, 2018, IPG adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("ASC 606") using the full retrospective transition method. Under this method, the Company will revise its consolidated financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that IPG will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We then assess whether IPG acts as an agent or a principal for each identified performance obligation and include revenue within the transaction price for third-party costs when we determine that we act as principal.
Revenue Recognition
We recognize revenue when the control to promised goods or services transfers to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. Our revenues are primarily derived from the planning and execution of multi-channel advertising and communications and marketing services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting around the world. Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our existing clients and our ability to win new clients. Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three.
Net revenue, primarily consisting of fees, commissions and performance incentives, represents the amount of our gross billings excluding pass-through expenses charged to a client. Revenues for the creation, planning and placement of advertising are determined primarily on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to mutually agreed-upon qualitative or quantitative metrics, or both. Commissions are earned based on services provided and are usually derived from a percentage or fee over the total cost to complete the assignment. Commissions can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate; the difference is the commission that we earn, which we either retain in full or share with the client depending on the nature of the applicable services agreement. We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing, and corporate and brand identity services.
Billable expenses include pass-through expenses related to event and advertising production costs for performance obligations where we have determined that we are acting as principal that are rebilled to our clients, as well as out-of-pocket costs. Out-of-pocket costs often include expenses related to airfare, mileage, hotel stays, out-of-town meals and telecommunication charges for client service staff. We record these billable expenses within total revenue with a corresponding offset to operating expenses.
Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the basis on which we earn fees and commissions vary significantly. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 30 to 90 days. Our payment terms vary by client, and the time between invoicing date and due date is typically not significant. We generally have right to payment for all services provided through the end of the contract or termination date.
Our client contracts may include provisions for incentive compensation and vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across many of our agencies. In arranging for such services, it is possible that we will enter into global, regional and local agreements. Agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved.
When we receive credits from our vendors and media outlets for transactions entered into on behalf of our clients, they are generally remitted back to our clients; however, they may be retained by us based on specific terms of our contracts and local laws. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned.
For media contracts that can be canceled by the customer at any time without compensation, the contract does not exist until media airs, at which point revenue is recognized.
Timing of Recognition
We have determined that we generally satisfy our performance obligations over time, except for certain commission-based contracts, which are recognized at a point in time, typically the date of broadcast or publication. Fees are generally recognized based on proportional performance utilizing periodically updated estimates to complete.
Performance Obligations
Our client contracts may include various goods and services that are capable of being distinct, are distinct within the context of the contract and are therefore accounted for as separate performance obligations. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price.
Principal vs. Agent
For each identified performance obligation in the contract with the customer, we assess whether our agency or the third-party supplier is the principal or agent. We control the specified services before transferring those services to the customer and act as the principal if we are primarily responsible for the integration of products and services into the deliverable to our customer, have inventory risk, or discretion in establishing pricing. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses. We have determined that we primarily act as principal for creative, media planning, in-house production, event, public relations and branding services, where we control the specified services before transferring those services to the customer because we are primarily responsible for the integration of products and services into the deliverable to our customer. We generally do not have inventory risk or discretion in establishing pricing in our contracts with customers.
If the third-party supplier, rather than IPG, is primarily responsible for the integration of products and services into the deliverable to our customer, then we generally act as the agent and solely arrange for the third-party supplier to provide services to the customer. For performance obligations for which we act as the agent (primarily production and media buying), we record our revenue as the net amount of our gross billings less pass-through expenses charged to a customer.
Variable Consideration
Revenue for our services is measured based on the consideration specified in a contract with a customer. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to either qualitative or quantitative metrics, or both.
Incentive compensation is estimated using the most likely amount and is included in revenue up to the amount that is not expected to result in a reversal of a significant amount of cumulative revenue recognized. We recognize revenue related to performance incentives as we satisfy the performance obligation to which performance incentives are related.
Practical Expedients
As part of our adoption of ASC 606, we apply the practical expedient and do not disclose information about remaining performance obligations that have original expected durations of one year or less. Amounts related to those performance obligations with expected durations of greater than one year are immaterial.
We apply the practical expedient and do not capitalize costs to obtain a contract as these amounts would generally be recognized over less than one year and are not material.
Additionally, we report revenue net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

Note 3:  Revenue
Adoption of ASC 606
Effective with the adoption of ASC 606 on January 1, 2018 using the full retrospective transition method, the Company will revise its consolidated financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. ASC 606, which accelerates the recognition of revenue primarily as a result of estimating variable consideration, mostly impacts the timing of revenue recognition between quarters, but also can affect, to a lesser extent, the amount of annual revenue recognized. Although ASC 606 results in an increase in the number of performance obligations within certain of our contractual arrangements, the amount or timing of revenue recognized is not materially impacted. ASC 606 also results in an increase in third-party costs being included in revenue and costs, primarily in connection with our events businesses, which has no impact on operating income, net income or cash flows. The increases to retained earnings as of December 31, 2017 and 2016 as a result of adopting ASC 606 were not material. The following tables summarize the effects of adopting ASC 606.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2017
	As Revised [1]	ASC 606 Adjustments	As Adjusted
REVENUE:
Net revenue	$1,670.3	$5.0	$1,675.3
Billable expenses	83.6	304.9	388.5
Total revenue	1,753.9	309.9	2,063.8

OPERATING EXPENSES:
Salaries and related expenses	1,251.7	—	1,251.7
Office and other direct expenses	312.7	—	312.7
Billable expenses	83.6	304.9	388.5
Cost of services	1,648.0	304.9	1,952.9
Selling, general and administrative expenses	35.2	—	35.2
Depreciation and amortization	41.0	—	41.0
Total operating expenses	1,724.2	304.9	2,029.1

OPERATING INCOME	29.7	5.0	34.7

EXPENSES AND OTHER INCOME:
Interest expense	(20.9)	—	(20.9)
Interest income	5.2	—	5.2
Other income, net	0.8	—	0.8
Total (expenses) and other income	(14.9)	—	(14.9)

Income before income taxes	14.8	5.0	19.8
Benefit of income taxes	(2.1)	1.8	(0.3)
Income of consolidated companies	16.9	3.2	20.1
Equity in net income of unconsolidated affiliates	1.2	—	1.2
NET INCOME	18.1	3.2	21.3
Net loss attributable to noncontrolling interests	3.4	—	3.4
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$21.5	$3.2	$24.7

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.01	$0.06
Diluted	$0.05	$0.01	$0.06

Weighted-average number of common shares outstanding:
Basic	391.7	—	391.7
Diluted	399.3	—	399.3

Dividends declared per common share	$0.18		$0.18

1	These amounts have been revised for the new presentation as described in Note 1.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31, 2017
	As Reported	ASC 606 Adjustments	As Adjusted
ASSETS:
Cash and cash equivalents	$790.9	$—	$790.9
Accounts receivable, net of allowance of $42.7	4,585.0	—	4,585.0
Expenditures billable to clients	1,747.4	(1,747.4)	—
Accounts receivable, billable to clients	—	1,747.4	1,747.4
Assets held for sale	5.7	—	5.7
Other current assets	335.1	11.4	346.5
Total current assets	7,464.1	11.4	7,475.5
Property and equipment, net of accumulated depreciation of $1,036.2	650.4	—	650.4
Deferred income taxes	236.0	(2.0)	234.0
Goodwill	3,820.4	—	3,820.4
Other non-current assets	524.3	0.1	524.4
TOTAL ASSETS	$12,695.2	$9.5	$12,704.7

LIABILITIES:
Accounts payable	$6,907.8	$(487.6)	$6,420.2
Accrued liabilities	674.7	—	674.7
Contract liabilities	—	484.7	484.7
Short-term borrowings	84.9	—	84.9
Current portion of long-term debt	2.0	—	2.0
Liabilities held for sale	8.8	—	8.8
Total current liabilities	7,678.2	(2.9)	7,675.3
Long-term debt	1,285.6	—	1,285.6
Deferred compensation	476.6	—	476.6
Other non-current liabilities	766.9	1.9	768.8
TOTAL LIABILITIES	10,207.3	(1.0)	10,206.3

Redeemable noncontrolling interests	252.1	—	252.1

STOCKHOLDERS’ EQUITY:
Common stock	38.6	—	38.6
Additional paid-in capital	955.2	—	955.2
Retained earnings	2,093.6	10.9	2,104.5
Accumulated other comprehensive loss, net of tax	(827.4)	(0.4)	(827.8)
	2,260.0	10.5	2,270.5
Less: Treasury stock	(59.0)	—	(59.0)
Total IPG stockholders’ equity	2,201.0	10.5	2,211.5
Noncontrolling interests	34.8	—	34.8
TOTAL STOCKHOLDERS’ EQUITY	2,235.8	10.5	2,246.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,695.2	$9.5	$12,704.7

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2017
	As Reported	ASC 606 Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18.1	3.2	$21.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41.0	—	41.0
Provision for uncollectible receivables	5.9	—	5.9
Amortization of restricted stock and other non-cash compensation	29.7	—	29.7
Net amortization of bond discounts and deferred financing costs	1.4	—	1.4
Deferred income tax benefit	(13.8)	1.8	(12.0)
Net gains on sales of businesses	(0.9)	—	(0.9)
Other	6.7	—	6.7
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	806.6	—	806.6
Expenditures billable to clients	(206.3)	206.3	—
Accounts receivable, billable to clients	—	(206.5)	(206.5)
Other current assets	(71.6)	3.0	(68.6)
Accounts payable	(702.5)	(24.0)	(726.5)
Accrued liabilities	(264.9)	—	(264.9)
Contract liabilities	—	16.2	16.2
Other non-current assets and liabilities	(21.2)	—	(21.2)
Net cash used in operating activities	(371.8)	—	(371.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(33.2)	—	(33.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	64.4	—	64.4
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	20.0	—	20.0
Net decrease in cash, cash equivalents and restricted cash	(320.6)	—	(320.6)
Cash, cash equivalents and restricted cash at beginning of period	1,100.2	—	1,100.2
Cash, cash equivalents and restricted cash at end of period	$779.6	—	$779.6
Retained earnings as of December 31, 2016 and March 31, 2017 increased by $35.6 and $38.8, respectively, as a result of the adoption of ASC 606. Accumulated other comprehensive loss, net of tax, as of December 31, 2016 and March 31, 2017 decreased by $1.9 and $1.2, respectively, as a result of the adoption of the ASC 606.
Disaggregation of Revenue
The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 11.
Integrated Agency Networks
The IAN segment of IPG principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications and marketing services. Within IAN’s advertising business, we typically identify two performance obligations for creative and production services. Depending on the arrangement, we typically act as the principal for our creative services and as the agent for our production services. Within our media business, we also identify two performance obligations for media planning and media buying services. We typically act as the principal for our media planning services and as the agent for media buying services. Generally, our branding arrangements consist of two performance obligations, and we act as the principal for both performance obligations.
Constituency Management Group
The CMG segment generates revenue from providing events and public relations services as well as sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting. In CMG’s events and public relations arrangements, we typically identify one performance obligation, for which we act as the principal in most arrangements. Generally, our branding arrangements consist of two performance obligations, and we act as the principal for both performance obligations.
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended March 31,
Total revenue:	2018	2017
United States	$1,350.7	$1,315.2
International:
United Kingdom	204.4	175.0
Continental Europe	181.7	158.2
Asia Pacific	231.5	220.3
Latin America	80.0	75.8
Other	120.8	119.3
Total International	818.4	748.6
Total Consolidated	$2,169.1	$2,063.8

	Three months ended March 31,
Net revenue:	2018	2017
United States	$1,092.3	$1,057.1
International:
United Kingdom	163.5	135.2
Continental Europe	158.7	140.9
Asia Pacific	178.8	173.7
Latin America	73.9	69.0
Other	106.8	99.4
Total International	681.7	618.2
Total Consolidated	$1,774.0	$1,675.3

IAN	Three months ended March 31,
Total revenue:	2018	2017
United States	$1,023.2	$969.9
International	662.3	597.9
Total IAN	$1,685.5	$1,567.8

Net revenue:
United States	$898.0	$862.0
International	583.3	529.1
Total IAN	$1,481.3	$1,391.1

CMG	Three months ended March 31,
Total revenue:	2018	2017
United States	$327.5	$345.3
International	156.1	150.7
Total CMG	$483.6	$496.0

Net revenue:
United States	$194.3	$195.1
International	98.4	89.1
Total CMG	$292.7	$284.2

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2018	December 31, 2017
Accounts receivable, net of allowance of $43.1 and $42.7, respectively	$3,942.5	$4,585.0
Accounts receivable, billable to clients	1,981.1	1,747.4
Contract assets	26.6	11.5
Contract liabilities (deferred revenue)	507.5	484.7
Contract assets are primarily comprised of contract incentives that are generally satisfied annually under the terms of our contracts and are transferred to accounts receivable when the rights to payment becomes unconditional. Contract liabilities relate to advance consideration received from customers under the terms of our contracts primarily related to reimbursements of third party expenses, whether we act as principal or agent, and to a lesser extent, periodic retainer fees, both of which are generally recognized shortly after billing.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2018		December 31, 2017
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.2 and $1.0, respectively)	4.13%	$247.8	$253.0	$247.6	$259.0
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.8 and $2.0, respectively)	4.32%	497.2	499.9	497.1	513.2
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.6 and $2.5, respectively)	4.24%	496.9	509.0	496.7	524.2
Other notes payable and capitalized leases		48.4	48.4	46.2	46.2
Total long-term debt		1,290.3		1,287.6
Less: current portion		2.1		2.0
Long-term debt, excluding current portion		$1,288.2		$1,285.6

1	See Note 12 for information on the fair value measurement of our long-term debt.
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2018, there were no borrowings under the Credit Agreement; however, we had $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5. We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2018.
We also have uncommitted lines of credit with various banks, which permit borrowings at variable interest rates and which are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,150.8, under which we had outstanding borrowings of $178.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2018 was $111.3, with a weighted-average interest rate of approximately 3.5%.
Commercial Paper
We have a commercial paper program under which the Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of March 31, 2018, there was $620.9 commercial paper outstanding. The average amount outstanding under the program during the first quarter of 2018 was $453.4, with a weighted-average interest rate of 2.1% and a weighted-average maturity of sixteen days.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 5:  Earnings Per Share
The following sets forth basic and diluted (loss) earnings per common share available to IPG common stockholders.

	Three months ended March 31,
	2018	2017
Net (loss) income available to IPG common stockholders	$(14.1)	$24.7

Weighted-average number of common shares outstanding - basic	383.4	391.7
Dilutive effect of stock options and restricted shares	N/A	7.6
Weighted-average number of common shares outstanding - diluted	383.4	399.3

(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06
Shares outstanding and loss per share are equal on a basic and diluted basis for the three months ended March 31, 2018 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders. Potential shares of restricted stock and stock options totaling 5.2 were excluded from the diluted loss per share calculation for the three months ended March 31, 2018.

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2018	December 31, 2017
Salaries, benefits and related expenses	$300.1	$441.7
Office and related expenses	51.9	53.2
Acquisition obligations	43.4	42.0
Interest	14.6	16.4
Other	118.1	121.4
Total accrued liabilities	$528.1	$674.7

Other (Expense) Income, Net
Results of operations for the three months ended March 31, 2018 and 2017 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2018	2017
Net (losses) gains on sales of businesses	$(24.4)	$0.9
Other	0.0	(0.1)
Total other (expense) income, net	$(24.4)	$0.8
Net (losses) gains on sales of businesses – During the three months ended March 31, 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our IAN operating segment.

Share Repurchase Program
In February 2018, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2017.

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
The following table presents our share repurchase activity under our share repurchase programs for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Number of shares repurchased	2.4	2.3
Aggregate cost, including fees	$54.9	$55.0
Average price per share, including fees	$22.59	$23.85
As of March 31, 2018, $400.6, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

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
The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2018	2017
Balance at beginning of period	$252.1	$252.8
Change in related noncontrolling interests balance	(2.8)	(4.5)
Changes in redemption value of redeemable noncontrolling interests:
Redemptions and other	(1.9)	(12.7)
Redemption value adjustments	(0.5)	5.6
Balance at end of period	$246.9	$241.2

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:  Income Taxes
For the three months ended March 31, 2018, our income tax provision was driven by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and net losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit, partially offset by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
The Tax Cuts and Jobs Act of 2017 imposed a new tax on certain foreign earnings generated in 2018 and forward. These global intangible low-taxed income ("GILTI") tax rules are complex. U.S. GAAP allows us to choose an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. The Company has elected to account for the GILTI tax as a current expense.
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

Note 8:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the three months ended March 31, 2018.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (shares or units)	1.7	$23.62
Performance-based stock (shares)	2.8	$21.15
Restricted stock units (settled in cash)	0.1	$23.63
Total stock-based compensation awards	4.6
During the three months ended March 31, 2018, the Compensation Committee granted performance cash awards under the 2014 PIP and restricted cash awards under the 2009 Restricted Cash Plan with a total annual target value of $55.1 and $18.7, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2017	$(585.3)	$(6.8)	$(235.7)	$(827.8)
Other comprehensive income before reclassifications	22.1	0.0	0.4	22.5
Amount reclassified from accumulated other comprehensive loss, net of tax	12.5	0.3	1.7	14.5
Balance as of March 31, 2018	$(550.7)	$(6.5)	$(233.6)	$(790.8)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2016	$(718.6)	$0.6	$(8.4)	$(238.0)	$(964.4)
Other comprehensive income before reclassifications	52.4	0.1	0.0	0.1	52.6
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.4)	0.0	0.3	1.3	1.2
Balance as of March 31, 2017	$(666.6)	$0.7	$(8.1)	$(236.6)	$(910.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2018	2017
Foreign currency translation adjustments	$12.5	$(0.4)	Other (expense) income, net
Losses on derivative instruments	0.5	0.5	Interest expense
Amortization of defined benefit pension and postretirement plan items	2.1	1.7	Other (expense) income, net
Tax effect	(0.6)	(0.6)	Provision for (benefit of) income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$14.5	$1.2

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2018	2017	2018	2017	2018	2017
Service cost	$0.0	$0.0	$1.1	$0.9	$0.0	$0.0
Interest cost	1.1	1.3	3.4	3.3	0.3	0.3
Expected return on plan assets	(1.8)	(1.6)	(4.9)	(4.3)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.2	0.0	0.0	0.0
Amortization of:
Unrecognized actuarial losses	0.4	0.4	1.5	1.3	0.0	0.0
Net periodic cost	$(0.3)	$0.1	$1.3	$1.2	$0.3	$0.3
The components of net periodic cost other than the service cost component are included in the line item “Other (expense) income, net” in the Consolidated Statements of Operations.
During the three months ended March 31, 2018, we contributed $0.3 and $5.7 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2018, we expect to contribute approximately $10.0 and $14.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 11:  Segment Information
As of March 31, 2018, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2017 Annual Report on Form 10-K.    Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2018	2017
Total revenue:
IAN	$1,685.5	$1,567.8
CMG	483.6	496.0
Total	$2,169.1	$2,063.8

Net revenue:
IAN	$1,481.3	$1,391.1
CMG	292.7	284.2
Total	$1,774.0	$1,675.3

Segment operating income (loss):
IAN	$57.0	$50.1
CMG	19.4	22.1
Corporate and other	(37.6)	(37.5)
Total	38.8	34.7

Interest expense, net	(15.9)	(15.7)
Other (expense) income, net	(24.4)	0.8
(Loss) income before income taxes	$(1.5)	$19.8

Depreciation and amortization
IAN	$37.4	$32.7
CMG	6.1	6.0
Corporate and other	2.5	2.3
Total	$46.0	$41.0

Capital expenditures:
IAN	$15.8	$17.2
CMG	1.1	2.7
Corporate and other	5.9	4.9
Total	$22.8	$24.8

	March 31, 2018	December 31, 2017
Total assets:
IAN	$10,744.3	$10,978.0
CMG	1,476.5	1,427.4
Corporate and other	19.3	299.3
Total	$12,240.1	$12,704.7

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2018. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2018				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$111.1	$0.0	$0.0	$111.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$150.1	$150.1

	December 31, 2017				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$201.6	$0.0	$0.0	$201.6	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$147.0	$147.0

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $3.1 from December 31, 2017 to March 31, 2018 is primarily due to foreign currency translation. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,261.9	$48.4	$1,310.3	$0.0	$1,296.4	$46.2	$1,342.6
Our long-term debt is comprised of senior notes and other notes payable. The fair value of our senior notes, which are traded over-the-counter, is based on quoted prices in markets that are not active. Therefore, these senior notes are classified as Level 2 within the fair value hierarchy. Our other notes payable are not actively traded, and their fair value is not solely derived from readily observable inputs. The fair value of our other notes payable is determined based on a discounted cash flow model and other

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

proprietary valuation methods, and therefore is classified as Level 3 within the fair value hierarchy. See Note 4 for further information on our long-term debt.
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
As previously disclosed, on April 10, 2015, a federal judge in Brazil authorized the search of the records of an agency's offices in São Paulo and Brasilia, in connection with an ongoing investigation by Brazilian authorities involving payments potentially connected to local government contracts. The Company had previously investigated the matter and taken a number of remedial and disciplinary actions. The Company has been in the process of concluding a settlement related to these matters with government agencies, and that settlement was fully executed in April 2018. The Company has previously provided for such settlement in its Consolidated Financial Statements.
In December 2016, one of the Company's standalone domestic agencies was contacted by the Department of Justice Antitrust Division for documents regarding video production practices and is cooperating with the government.
Guarantees
As discussed in our 2017 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of March 31, 2018 and December 31, 2017, the amount of parent company guarantees on lease obligations was $822.6 and $829.2, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $329.6 and $308.8, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $205.5 and $182.2, respectively.

Note 14:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
Revenue Recognition
See Note 2 and 3 for further discussion on the adoption of ASC 606.
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
Fair Value Measurements
In January 2016, the FASB issued amended guidance that updates the fair value presentation requirements for certain financial instruments. Equity investments with readily determinable fair values, other than those accounted for using the equity method of accounting, will be measured at fair value with changes recorded through current earnings rather than other comprehensive income. This amended guidance was effective January 1, 2018. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our"). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2017 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (the "SEC"). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2017 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
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
Our financial goals include competitive organic net revenue growth and operating margin expansion, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.
When we analyze period-to-period changes in our operating performance, we determine the portion of the change that is attributable to changes in foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. We exclude the impact of billable expenses in analyzing our operating performance as the fluctuations from period to period are not indicative of the performance of our underlying businesses and have no impact on our operating income or net income.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most favorably impacted our results during the first quarter of 2018 were the Euro and British Pound Sterling.
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
The metrics that we use to evaluate our financial performance include organic change in net revenue as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated net revenue. Additionally, in certain of our discussions, we analyze net revenue by geographic region and by business sector, in which we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated net revenues.
The following table presents a summary of our financial performance for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
Statement of Operations Data	2018	2017	% Increase/ (Decrease)
REVENUE:
Net revenue	$1,774.0	$1,675.3	5.9%
Billable expenses	395.1	388.5	1.7%
Total revenue	$2,169.1	$2,063.8	5.1%

OPERATING INCOME	$38.8	$34.7	11.8%

NET (LOSS) INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$(14.1)	$24.7

Earnings per share available to IPG common stockholders:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06

Operating Ratios
Organic change in net revenue	3.6%

Operating margin on net revenue	2.2%	2.1%
Operating margin on total revenue	1.8%	1.7%

Expenses as a % of net revenue:
Salaries and related expenses	75.0%	74.7%
Office and other direct expenses	18.3%	18.7%
Selling, general and administrative expenses	2.0%	2.1%
Depreciation and amortization	2.6%	2.4%
Our organic net revenue increase of 3.6% for the first quarter of 2018 was driven by growth throughout nearly all geographic regions, primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare and financial services sectors, partially offset by decreases in the government and technology and telecom sectors. Our operating margin on net revenue grew to 2.2% from 2.1% in the prior-year period as the increase in net revenues outpaced the overall increase in our operating expenses, excluding billable expenses. Although operating income expanded and net interest expense remained flat as compared to the prior year period, the net losses recorded on sales of businesses of $24.4, for which we also did not receive a full tax benefit, contributed largely to our net loss available to IPG common stockholders in the current period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended March 31, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2018	Organic	Total
Consolidated	$1,675.3	$49.5	$(11.7)	$60.9	$1,774.0	3.6%	5.9%
Domestic	1,057.1	0.0	(9.9)	45.1	1,092.3	4.3%	3.3%
International	618.2	49.5	(1.8)	15.8	681.7	2.6%	10.3%
United Kingdom	135.2	16.2	1.5	10.6	163.5	7.8%	20.9%
Continental Europe	140.9	20.4	(2.5)	(0.1)	158.7	(0.1)%	12.6%
Asia Pacific	173.7	9.3	(0.3)	(3.9)	178.8	(2.2)%	2.9%
Latin America	69.0	(1.1)	(1.3)	7.3	73.9	10.6%	7.1%
Other	99.4	4.7	0.8	1.9	106.8	1.9%	7.4%
The organic increase during the first quarter of 2018 in our domestic market was driven by growth across nearly all disciplines, most notably at our media and advertising businesses. In our international markets, the organic increase was driven by growth in the United Kingdom and Latin America regions primarily at our media and advertising businesses as well as solid growth at our digital specialist agencies across all geographic regions, partially offset by declines at our advertising and media businesses in the Asia Pacific and Continental Europe regions.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.
Salaries and Related Expenses

	Three months ended March 31,
	2018	2017	% Increase/ (Decrease)
Salaries and related expenses	$1,330.3	$1,251.7	6.3%

As a % of net revenue:
Salaries and related expenses	75.0%	74.7%
Base salaries, benefits and tax	62.3%	62.3%
Incentive expense	4.4%	4.6%
Severance expense	1.6%	1.3%
Temporary help	4.4%	4.2%
All other salaries and related expenses	2.3%	2.3%
Salaries and related expenses increased by 6.3% compared to net revenue growth of 5.9% during the first quarter of 2018 as compared to the prior-year period. The increase was driven by higher temporary help to support business growth primarily in the United Kingdom as well as higher severance expense, partially offset by leverage in incentive expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and Other Direct Expenses

	Three months ended March 31,
	2018	2017	% Increase/ (Decrease)
Office and other direct expenses	$323.8	$312.7	3.5%

As a % of net revenue:
Office and other direct expenses	18.3%	18.7%
Occupancy expense	7.2%	7.4%
All other office and other direct expenses [1]	11.1%	11.3%

1
Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Net revenue growth of 5.9% outpaced the increase of office and other direct expenses of 3.5% during the first quarter of 2018 as compared to the prior-year period, primarily driven by leverage in occupancy expense and lower bad debt expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a percentage of net revenue decreased to 2.0% in the first quarter of 2018 from 2.1% in the prior-year period, primarily as a result of lower incentive expense.
Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue increased to 2.6% in the first quarter of 2018 from 2.4% in the prior-year period, primarily as a result of significant computer software capital expenditures within our media businesses in relation to our investment in data and technology during 2017 and 2018 which we expect to continue in the future.

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2018	2017
Cash interest on debt obligations	$(19.5)	$(18.6)
Non-cash interest	(0.4)	(2.3)
Interest expense	(19.9)	(20.9)
Interest income	4.0	5.2
Net interest expense	(15.9)	(15.7)
Other (expense) income, net	(24.4)	0.8
Total (expenses) and other income	$(40.3)	$(14.9)
Other (Expense) Income, Net
Results of operations for the three months ended March 31, 2018 and 2017 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2018	2017
Net (losses) gains on sales of businesses	$(24.4)	$0.9
Other	0.0	(0.1)
Total other (expense) income, net	$(24.4)	$0.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net (losses) gains on sales of businesses – During the three months ended March 31, 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our Integrated Agency Networks ("IAN") operating segment.

INCOME TAXES

	Three months ended March 31,
	2018	2017
(Loss) income before income taxes	$(1.5)	$19.8
Provision for (benefit of) income taxes	$12.7	$(0.3)
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2018, our seasonally smallest quarter, our income tax provision was driven by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and net losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit, partially offset by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
The Tax Cuts and Jobs Act of 2017 imposed a new tax on certain foreign earnings generated in 2018 and forward. These global intangible low-taxed income ("GILTI") tax rules are complex. U.S. GAAP allows us to choose an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. The Company has elected to account for the GILTI tax as a current expense.
For the three months ended March 31, 2017, our income tax benefit was driven by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.

EARNINGS PER SHARE
Basic and diluted (loss) earnings per share available to IPG common stockholders for the three months ended March 31, 2018 were $(0.04) compared to $0.06 for the three months ended March 31, 2017. Basic and diluted loss per share for the three months ended March 31, 2018 included a negative impact of $0.06 per share from net losses on sales of businesses and the classification of certain assets as held for sale.

Segment Results of Operations – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2018: IAN and Constituency Management Group ("CMG"). We also report results for the "Corporate and other" group.
IAN
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2018	Organic	Total
Consolidated	$1,391.1	$40.9	$(10.0)	$59.3	$1,481.3	4.3%	6.5%
Domestic	862.0	0.0	(8.2)	44.2	898.0	5.1%	4.2%
International	529.1	40.9	(1.8)	15.1	583.3	2.9%	10.2%
The organic increase was primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare and financial services sectors, partially offset by decreases in the technology and telecom and government sectors. The organic increase in our domestic market was driven by growth across all disciplines, most notably at our media and advertising businesses. The international organic increase was driven by growth in the United Kingdom and Latin America region primarily at our media and advertising businesses as well as solid growth at our digital specialist agencies across all geographic regions, partially offset by declines at our advertising and media businesses in the Asia Pacific and Continental Europe regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Operating Income

	Three months ended March 31,
	2018	2017	Change
Segment operating income	$57.0	$50.1	13.8%
Operating margin on net revenue	3.8%	3.6%

Operating margin expanded during the first quarter of 2018 when compared to the first quarter of 2017, as the net revenue growth of 6.5%, the organic component of which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses. The increase in salaries and related expenses outpaced net revenue growth as compared to the prior period, primarily due to higher temporary help to support business growth primarily at our digital specialist agencies in the United Kingdom and our domestic market as well as higher severance expense in Continental Europe, partially offset by leverage in incentive expense. However, growth in net revenue outpaced the increase in office and other direct expenses as compared to the prior-year period, primarily driven by leverage in occupancy expense and lower bad debt expense. Depreciation and amortization as a percentage of net revenue increased as compared to the prior-period, primarily as a result of significant computer software capital expenditures within our media businesses in relation to our investment in data and technology during 2017 and 2018 which we expect to continue in the future.
CMG
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2018	Organic	Total
Consolidated	$284.2	$8.6	$(1.7)	$1.6	$292.7	0.6%	3.0%
Domestic	195.1	0.0	(1.7)	0.9	194.3	0.5%	(0.4)%
International	89.1	8.6	0.0	0.7	98.4	0.8%	10.4%
The organic increase in our domestic market was driven by growth across nearly all disciplines, most notably at our sports marketing and events businesses, partially offset by declines at our public relations agencies. Organic net revenue increased in our international markets driven by growth in Continental Europe across all disciplines, partially offset by declines at our branding and sports marketing businesses in the United Kingdom.
Segment Operating Income

	Three months ended March 31,
	2018	2017	Change
Segment operating income	$19.4	$22.1	(12.2)%
Operating margin on net revenue	6.6%	7.8%
Operating margin decreased during the first quarter of 2018 when compared to the first quarter of 2017, as the increase in operating expenses, excluding billable expenses, outpaced net revenue growth of 3.0%, the organic component of which was discussed in detail above, primarily driven by deleveraging in salaries and related expenses as a result of an increase in base salaries, benefits and tax as well as higher severance expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CORPORATE AND OTHER
Corporate and other is primarily comprised of selling, general and administrative expenses including corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. Depreciation and amortization primarily relates to the amortization of computer software and the depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses of $37.6 were essentially flat during the first quarter of 2018 as compared to the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2018	2017
Net (loss) income, adjusted to reconcile to net cash used in operating activities [1]	$73.8	$93.1
Net cash used in working capital [2]	(775.0)	(443.7)
Changes in other non-current assets and liabilities using cash	(28.7)	(21.2)
Net cash used in operating activities	$(729.9)	$(371.8)
Net cash used in investing activities	(23.1)	(33.2)
Net cash provided by financing activities	558.2	64.4

1
Reflects net (loss) income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, net losses (gains) on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, other current assets, accounts payable, accrued liabilities and contract liabilities.
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
The timing of media buying on behalf of our clients across various countries affects our working capital and operating cash flow and can be volatile. In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients. To the extent possible, we pay production and media charges after we have received funds from our clients. The amounts involved, which substantially exceed our revenues, primarily affect the level of accounts receivable, accounts payable, accrued liabilities and contract liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Our accrued liabilities are also affected by the timing of certain other payments. For example, while annual cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.
Net cash used in operating activities during the first quarter of 2018 was $729.9, which was an increase of $358.1 as compared to the first quarter of 2017, primarily as a result of an increase in working capital usage of $331.3. Working capital in 2017 benefited from the spending patterns of our clients compared to 2018. The working capital usage in both periods was primarily attributable to our media businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Investing Activities
Net cash used in investing activities during the first quarter of 2018 primarily consisted of payments for capital expenditures of $22.8, related mostly to leasehold improvements and computer software and hardware.
Financing Activities
Net cash provided by financing activities during the first quarter of 2018 was driven by an increase in short-term borrowings of $718.8, primarily an increase of outstanding commercial paper, partially offset by the payment of dividends of $80.8 and the repurchase of 2.4 shares of our common stock for an aggregate cost of $54.9, including fees.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $2.9 during the first quarter of 2018.
LIQUIDITY OUTLOOK
We expect our cash flow from operations and existing cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility as well as uncommitted lines of credit and a commercial paper program available to support our operating needs. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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
Notable funding requirements include:

•
Debt service – As of March 31, 2018, we had outstanding short-term borrowings of $799.4 primarily from our commercial paper program and uncommitted lines of credit used primarily to fund seasonal working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2022 through 2024.

•
Acquisitions – We paid $0.2 in up-front payments and $2.1 in deferred payments for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $43.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $31.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2018, we paid a cash dividend of $0.21 per share on our common stock, which corresponded to a dividend payment of $80.8. Assuming we continue to pay a quarterly dividend of $0.21 per share, and there is no significant change in the number of outstanding shares as of March 31, 2018, we would expect to pay approximately $323.0 over the next twelve months.

Share Repurchase Program
In February 2018, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2017. As of March 31, 2018, $400.6, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.
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
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2018, there were no borrowings under the Credit Agreement; however, we had $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2018. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of March 31, 2018.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2018	EBITDA Reconciliation	March 31, 2018
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$942.5
Actual interest coverage ratio	17.10x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	256.5
Actual leverage ratio	1.74x	EBITDA [1]	$1,199.0

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

We also have uncommitted lines of credit with various banks, which permit borrowings at variable interest rates and which are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,150.8, under which we had outstanding borrowings of $178.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2018 was $111.3, with a weighted-average interest rate of approximately 3.5%.
Commercial Paper
We have a commercial paper program under which the Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of March 31, 2018, there was $620.9 commercial paper outstanding. The average amount outstanding under the program during the first quarter of 2018 was $453.4, with a weighted-average interest rate of 2.1% and a weighted-average maturity of sixteen days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2018, the amount netted was $1,740.3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our debt credit ratings as of April 17, 2018, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB+
Outlook	Stable	Stable	Stable
We are rated investment-grade by Moody's Investors Service, S&P Global Ratings and Fitch Ratings. The most recent update to our long-term credit rating and outlook occurred in April 2018 when Fitch Ratings upgraded our rating from BBB to BBB+ and our outlook from Positive to Stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2017 other than those in connection with the adoption of the new revenue standard as detailed in Note 2. Actual results may differ from these estimates under different assumptions or conditions.
RECENT ACCOUNTING STANDARDS
See Note 14 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first quarter of 2018. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2018, and December 31, 2017, approximately 60% and 94%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of March 31, 2018. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2018, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2018 to March 31, 2018:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	988,351	$21.93	985,836	$133,838,025
February 1 - 28	1,163,693	$24.10	—	$433,838,025
March 1 - 31	1,444,276	$23.02	1,443,782	$400,596,781
Total	3,596,320	$23.07	2,429,618

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 2,515 Withheld Shares in January 2018, 1,163,693 Withheld Shares in February 2018 and 494 Withheld Shares in March 2018, for a total of 1,166,702 Withheld Shares during the three-month period.

2
The average price per share for each of the months in the fiscal quarter and for the three month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase programs, described in Note 6 to the unaudited Consolidated Financial Statements, by (b) the sum of the number of Withheld Shares and the number of shares acquired in our share repurchase programs.

3
On February 14, 2018, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase programs.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 27, 2018

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 27, 2018