Form 10-Q
period 2018-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2018-07-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares of the registrant’s common stock outstanding as of July 16, 2018 was 383,785,420.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE
This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
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
Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE:
Net revenue	$1,948.2	$1,834.6	$3,722.2	$3,509.9
Billable expenses	443.6	351.2	838.7	739.7
Total revenue	2,391.8	2,185.8	4,560.9	4,249.6

OPERATING EXPENSES:
Salaries and related expenses	1,292.9	1,228.9	2,623.2	2,480.6
Office and other direct expenses	333.3	318.4	657.1	631.1
Billable expenses	443.6	351.2	838.7	739.7
Cost of services	2,069.8	1,898.5	4,119.0	3,851.4
Selling, general and administrative expenses	28.8	20.3	63.9	55.5
Depreciation and amortization	44.0	41.3	90.0	82.3
Total operating expenses	2,142.6	1,960.1	4,272.9	3,989.2

OPERATING INCOME	249.2	225.7	288.0	260.4

EXPENSES AND OTHER INCOME:
Interest expense	(26.1)	(25.7)	(46.0)	(46.6)
Interest income	4.7	4.7	8.7	9.9
Other expense, net	(16.3)	(15.4)	(40.7)	(14.6)
Total (expenses) and other income	(37.7)	(36.4)	(78.0)	(51.3)

Income before income taxes	211.5	189.3	210.0	209.1
Provision for income taxes	63.6	81.6	76.3	81.3
Income of consolidated companies	147.9	107.7	133.7	127.8
Equity in net (loss) income of unconsolidated affiliates	(0.1)	(0.1)	(2.0)	1.1
NET INCOME	147.8	107.6	131.7	128.9
Net (income) loss attributable to noncontrolling interests	(2.0)	0.1	0.0	3.5
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$145.8	$107.7	$131.7	$132.4

Earnings per share available to IPG common stockholders:
Basic	$0.38	$0.27	$0.34	$0.34
Diluted	$0.37	$0.27	$0.34	$0.33

Weighted-average number of common shares outstanding:
Basic	383.6	392.3	383.5	392.0
Diluted	389.5	400.3	388.9	399.6

Dividends declared per common share	$0.21	$0.18	$0.42	$0.36

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
NET INCOME	$147.8	$107.6	$131.7	$128.9

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(116.4)	33.0	(94.0)	85.9
Reclassification adjustments recognized in net income	0.9	0.7	13.4	0.3
	(115.5)	33.7	(80.6)	86.2

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.0	0.0	0.0	0.1
	0.0	0.0	0.0	0.1

Derivative instruments:
Recognition of previously unrealized losses in net income	0.6	0.6	1.1	1.1
Income tax effect	(0.1)	(0.2)	(0.3)	(0.4)
	0.5	0.4	0.8	0.7

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(1.4)	0.8	(1.4)	0.8
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.0	1.8	3.9	3.5
Settlement and curtailment losses included in net income	0.0	0.0	0.2	0.0
Other	(0.5)	(0.4)	(0.4)	(0.6)
Income tax effect	0.2	(0.5)	0.1	(0.6)
	0.3	1.7	2.4	3.1
Other comprehensive (loss) income, net of tax	(114.7)	35.8	(77.4)	90.1
TOTAL COMPREHENSIVE INCOME	33.1	143.4	54.3	219.0
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.1)	0.1	(1.8)	(2.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$33.2	$143.3	$56.1	$221.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$493.2	$790.9
Accounts receivable, net of allowance of $44.5 and $42.7, respectively	4,247.7	4,585.0
Accounts receivable, billable to clients	1,945.8	1,747.4
Assets held for sale	19.6	5.7
Other current assets	439.3	346.5
Total current assets	7,145.6	7,475.5
Property and equipment, net of accumulated depreciation of $1,014.7 and $1,036.2, respectively	602.0	650.4
Deferred income taxes	261.0	234.0
Goodwill	3,788.1	3,820.4
Other non-current assets	560.9	524.4
TOTAL ASSETS	$12,357.6	$12,704.7

LIABILITIES:
Accounts payable	$5,738.8	$6,420.2
Accrued liabilities	551.5	674.7
Contract liabilities	510.8	484.7
Short-term borrowings	757.6	84.9
Current portion of long-term debt	0.1	2.0
Liabilities held for sale	26.5	8.8
Total current liabilities	7,585.3	7,675.3
Long-term debt	1,282.7	1,285.6
Deferred compensation	445.4	476.6
Other non-current liabilities	786.8	768.8
TOTAL LIABILITIES	10,100.2	10,206.3

Redeemable noncontrolling interests (see Note 5)	165.8	252.1

STOCKHOLDERS’ EQUITY:
Common stock	39.0	38.6
Additional paid-in capital	1,022.9	955.2
Retained earnings	2,076.7	2,104.5
Accumulated other comprehensive loss, net of tax	(903.4)	(827.8)
	2,235.2	2,270.5
Less: Treasury stock	(173.5)	(59.0)
Total IPG stockholders’ equity	2,061.7	2,211.5
Noncontrolling interests	29.9	34.8
TOTAL STOCKHOLDERS’ EQUITY	2,091.6	2,246.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,357.6	$12,704.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131.7	$128.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	90.0	82.3
Provision for uncollectible receivables	6.1	8.6
Amortization of restricted stock and other non-cash compensation	46.0	46.0
Net amortization of bond discounts and deferred financing costs	2.7	2.8
Deferred income tax (benefit) provision	(31.0)	9.5
Net losses on sales of businesses	44.2	12.2
Other	1.9	10.2
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	238.0	769.7
Accounts receivable, billable to clients	(233.7)	(165.5)
Other current assets	(124.6)	(84.5)
Accounts payable	(579.3)	(651.3)
Accrued liabilities	(175.9)	(313.9)
Contract liabilities	38.0	6.9
Other non-current assets and liabilities	(11.8)	(15.0)
Net cash used in operating activities	(557.7)	(153.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61.5)	(68.9)
Acquisitions, net of cash acquired	(8.5)	(12.6)
Other investing activities	12.4	(14.5)
Net cash used in investing activities	(57.6)	(96.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings	669.3	153.5
Exercise of stock options	7.0	11.8
Common stock dividends	(161.2)	(141.4)
Repurchases of common stock	(114.5)	(115.0)
Tax payments for employee shares withheld	(28.0)	(37.8)
Acquisition-related payments	(16.0)	(36.3)
Distributions to noncontrolling interests	(10.6)	(10.9)
Repayment of long-term debt	(4.7)	(23.6)
Other financing activities	(0.3)	0.3
Net cash provided by (used in) financing activities	341.0	(199.4)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(27.5)	8.2
Net decrease in cash, cash equivalents and restricted cash	(301.8)	(440.3)
Cash, cash equivalents and restricted cash at beginning of period	797.7	1,100.2
Cash, cash equivalents and restricted cash at end of period	$495.9	$659.9
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net income				131.7			131.7		131.7
Other comprehensive loss					(75.6)		(75.6)	(1.8)	(77.4)
Reclassifications related to redeemable noncontrolling interests								6.3	6.3
Distributions to noncontrolling interests								(10.6)	(10.6)
Change in redemption value of redeemable noncontrolling interests			41.8	2.9			44.7		44.7
Repurchases of common stock						(114.5)	(114.5)		(114.5)
Common stock dividends				(161.2)			(161.2)		(161.2)
Stock-based compensation	4.6	0.5	48.0				48.5		48.5
Exercise of stock options	0.9		7.0				7.0		7.0
Shares withheld for taxes	(1.2)	(0.1)	(28.5)				(28.6)		(28.6)
Other			(0.6)	(1.2)			(1.8)	1.2	(0.6)
Balance at June 30, 2018	390.5	$39.0	$1,022.9	$2,076.7	$(903.4)	$(173.5)	$2,061.7	$29.9	$2,091.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,839.9	$(964.4)	$(63.3)	$2,050.8	$39.6	$2,090.4
Net income				132.4			132.4	(3.5)	128.9
Other comprehensive income					89.4		89.4	0.7	90.1
Reclassifications related to redeemable noncontrolling interests								5.0	5.0
Distributions to noncontrolling interests								(11.4)	(11.4)
Change in redemption value of redeemable noncontrolling interests				(3.4)			(3.4)		(3.4)
Repurchases of common stock						(115.0)	(115.0)		(115.0)
Common stock dividends				(141.4)			(141.4)		(141.4)
Stock-based compensation	5.5	0.6	47.3				47.9		47.9
Exercise of stock options	1.1	0.1	11.8				11.9		11.9
Shares withheld for taxes	(1.6)	(0.2)	(38.2)				(38.4)		(38.4)
Other			0.1	(0.8)			(0.7)	(0.6)	(1.3)
Balance at June 30, 2017	399.3	$39.9	$1,220.2	$1,826.7	$(875.0)	$(178.3)	$2,033.5	$29.8	$2,063.3

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
Selling, general and administrative expenses are primarily the unallocated expenses of our Corporate and other group, as disclosed further in Note 12, excluding depreciation and amortization.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2017			Six months ended June 30, 2017
	As Revised [1]	ASC 606 Adjustments	As Adjusted	As Revised [1]	ASC 606 Adjustments	As Adjusted
REVENUE:
Net revenue	$1,815.4	$19.2	$1,834.6	$3,485.7	$24.2	$3,509.9
Billable expenses	69.5	281.7	351.2	153.1	586.6	739.7
Total revenue	1,884.9	300.9	2,185.8	3,638.8	610.8	4,249.6

OPERATING EXPENSES:
Salaries and related expenses	1,228.9	—	1,228.9	2,480.6	—	2,480.6
Office and other direct expenses	318.4	—	318.4	631.1	—	631.1
Billable expenses	69.5	281.7	351.2	153.1	586.6	739.7
Cost of services	1,616.8	281.7	1,898.5	3,264.8	586.6	3,851.4
Selling, general and administrative expenses	20.3	—	20.3	55.5	—	55.5
Depreciation and amortization	41.3	—	41.3	82.3	—	82.3
Total operating expenses	1,678.4	281.7	1,960.1	3,402.6	586.6	3,989.2

OPERATING INCOME	206.5	19.2	225.7	236.2	24.2	260.4

EXPENSES AND OTHER INCOME:
Interest expense	(25.7)	—	(25.7)	(46.6)	—	(46.6)
Interest income	4.7	—	4.7	9.9	—	9.9
Other income, net	(15.4)	—	(15.4)	(14.6)	—	(14.6)
Total (expenses) and other income	(36.4)	—	(36.4)	(51.3)	—	(51.3)

Income before income taxes	170.1	19.2	189.3	184.9	24.2	209.1
Benefit of income taxes	75.4	6.2	81.6	73.3	8.0	81.3
Income of consolidated companies	94.7	13.0	107.7	111.6	16.2	127.8
Equity in net (loss) income of unconsolidated affiliates	(0.1)	—	(0.1)	1.1	—	1.1
NET INCOME	94.6	13.0	107.6	112.7	16.2	128.9
Net loss attributable to noncontrolling interests	0.1	—	0.1	3.5	—	3.5
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$94.7	$13.0	$107.7	$116.2	$16.2	$132.4

Earnings per share available to IPG common stockholders:
Basic	$0.24	$0.03	$0.27	$0.30	$0.04	$0.34
Diluted	$0.24	$0.03	$0.27	$0.29	$0.04	$0.33

Weighted-average number of common shares outstanding:
Basic	392.3	—	392.3	392.0	—	392.0
Diluted	400.3	—	400.3	399.6	—	399.6

Dividends declared per common share	$0.18		$0.18	$0.36		$0.36

1	These amounts have been revised for the new presentation as described in Note 1.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CONSOLIDATED BALANCE SHEET

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2017
	As Reported	ASC 606 Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112.7	$16.2	$128.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	82.3	—	82.3
Provision for uncollectible receivables	8.6	—	8.6
Amortization of restricted stock and other non-cash compensation	46.0	—	46.0
Net amortization of bond discounts and deferred financing costs	2.8	—	2.8
Deferred income tax provision	1.5	8.0	9.5
Net losses on sales of businesses	12.2	—	12.2
Other	10.2	—	10.2
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	769.7	—	769.7
Expenditures billable to clients	(165.3)	165.3	—
Accounts receivable, billable to clients	—	(165.5)	(165.5)
Other current assets	(82.0)	(2.5)	(84.5)
Accounts payable	(622.9)	(28.4)	(651.3)
Accrued liabilities	(313.9)	—	(313.9)
Contract liabilities	—	6.9	6.9
Other non-current assets and liabilities	(15.0)	—	(15.0)
Net cash used in operating activities	(153.1)	—	(153.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(96.0)	—	(96.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	(199.4)	—	(199.4)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	8.2	—	8.2
Net decrease in cash, cash equivalents and restricted cash	(440.3)	—	(440.3)
Cash, cash equivalents and restricted cash at beginning of period	1,100.2	—	1,100.2
Cash, cash equivalents and restricted cash at end of period	$659.9	$—	$659.9
Retained earnings as of December 31, 2016 and June 30, 2017 increased by $35.6 and $51.8, respectively, as a result of the adoption of ASC 606. Accumulated other comprehensive loss, net of tax, as of December 31, 2016 and June 30, 2017 decreased by $1.9 and $0.8, respectively, as a result of the adoption of the ASC 606.
Disaggregation of Revenue
The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 12.
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
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended June 30,		Six months ended June 30,
Total revenue:	2018	2017	2018	2017
United States	$1,445.7	$1,350.8	$2,796.4	$2,666.0
International:
United Kingdom	201.6	166.0	406.0	341.0
Continental Europe	205.1	176.3	386.8	334.5
Asia Pacific	304.2	260.5	535.7	480.8
Latin America	92.5	94.5	172.5	170.3
Other	142.7	137.7	263.5	257.0
Total International	946.1	835.0	1,764.5	1,583.6
Total Consolidated	$2,391.8	$2,185.8	$4,560.9	$4,249.6

	Three months ended June 30,		Six months ended June 30,
Net revenue:	2018	2017	2018	2017
United States	$1,171.5	$1,127.6	$2,263.8	$2,184.7
International:
United Kingdom	175.7	141.7	339.2	276.9
Continental Europe	178.7	154.6	337.4	295.5
Asia Pacific	214.2	205.3	393.0	379.0
Latin America	82.0	85.7	155.9	154.7
Other	126.1	119.7	232.9	219.1
Total International	776.7	707.0	1,458.4	1,325.2
Total Consolidated	$1,948.2	$1,834.6	$3,722.2	$3,509.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN	Three months ended June 30,		Six months ended June 30,
Total revenue:	2018	2017	2018	2017
United States	$1,063.2	$1,022.3	$2,086.4	$1,992.2
International	749.3	689.0	1,411.6	1,286.9
Total IAN	$1,812.5	$1,711.3	$3,498.0	$3,279.1

Net revenue:
United States	$963.3	$926.3	$1,861.3	$1,788.3
International	665.8	607.7	1,249.1	1,136.8
Total IAN	$1,629.1	$1,534.0	$3,110.4	$2,925.1

CMG	Three months ended June 30,		Six months ended June 30,
Total revenue:	2018	2017	2018	2017
United States	$382.5	$328.5	$710.0	$673.8
International	196.8	146.0	352.9	296.7
Total CMG	$579.3	$474.5	$1,062.9	$970.5

Net revenue:
United States	$208.2	$201.3	$402.5	$396.4
International	110.9	99.3	209.3	188.4
Total CMG	$319.1	$300.6	$611.8	$584.8

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2018	December 31, 2017
Accounts receivable, net of allowance of $44.5 and $42.7, respectively	$4,247.7	$4,585.0
Accounts receivable, billable to clients	1,945.8	1,747.4
Contract assets	44.9	11.5
Contract liabilities (deferred revenue)	510.8	484.7
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2018		December 31, 2017
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.2 and $0.9, respectively)	4.13%	$247.9	$251.6	$247.6	$259.0
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.7 and $1.9, respectively)	4.32%	497.4	495.6	497.1	513.2
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.6 and $2.4, respectively)	4.24%	497.0	503.3	496.7	524.2
Other notes payable and capitalized leases		40.5	40.5	46.2	46.2
Total long-term debt		1,282.8		1,287.6
Less: current portion		0.1		2.0
Long-term debt, excluding current portion		$1,282.7		$1,285.6

1	See Note 13 for information on the fair value measurement of our long-term debt.
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2018, there were no borrowings under the Credit Agreement; however, we had $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5. We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2018.
We also have uncommitted lines of credit with various banks, which permit borrowings at variable interest rates and which are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,127.0, under which we had outstanding borrowings of $81.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2018 was $94.0, with a weighted-average interest rate of approximately 4.8%.
Commercial Paper
We have a commercial paper program under which the Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of June 30, 2018, there was $676.0 commercial paper outstanding. The average amount outstanding under the program during the second quarter of 2018 was $988.0, with a weighted-average interest rate of 2.5% and a weighted-average maturity of thirty days.

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
During the first half of 2018, we completed two acquisitions, including a full-service digital agency based in Brazil and an entertainment marketing and brand licensing agency in the fashion and lifestyle sector based in the U.K. Both of our acquisitions were included in the CMG operating segment. During the first half of 2018, we recorded $14.2 of goodwill and intangible assets related to our acquisitions.
During the first half of 2017, we completed three acquisitions, including a content creation and marketing agency based in the Netherlands, an independent media agency and digital consultancy based in Finland, and an integrated marketing communications agency based in Canada. All three of our acquisitions were included in the IAN operating segment. During the first half of 2017, we recorded $22.9 of goodwill and intangible assets related to our acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Six months ended June 30,
	2018	2017
Cost of investment: current-year acquisitions	$8.7	$14.8
Cost of investment: prior-year acquisitions	16.2	37.1
Less: net cash acquired	(0.4)	(3.0)
Total cost of investment	24.5	48.9
Operating payments [1]	18.2	34.7
Total cash paid for acquisitions [2]	$42.7	$83.6

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

2
Of the total cash paid for acquisitions, $8.5 and $12.6 for the six months ended June 30, 2018 and 2017, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows, as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $16.0 and $36.3 for the six months ended June 30, 2018 and 2017, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2018	2017
Balance at beginning of period	$252.1	$252.8
Change in related noncontrolling interests balance	(14.6)	(6.5)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	3.0
Redemptions	(32.2)	(13.2)
Redemption value adjustments	(39.5)	7.3
Balance at end of period	$165.8	$243.4

Note 6:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income available to IPG common stockholders	$145.8	$107.7	$131.7	$132.4

Weighted-average number of common shares outstanding - basic	383.6	392.3	383.5	392.0
Dilutive effect of stock options and restricted shares	5.9	8.0	5.4	7.6
Weighted-average number of common shares outstanding - diluted	389.5	400.3	388.9	399.6

Earnings per share available to IPG common stockholders:
Basic	$0.38	$0.27	$0.34	$0.34
Diluted	$0.37	$0.27	$0.34	$0.33

Note 7:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2018	December 31, 2017
Salaries, benefits and related expenses	$310.7	$441.7
Acquisition obligations	65.7	42.0
Office and related expenses	48.8	53.2
Interest	16.9	16.4
Other	109.4	121.4
Total accrued liabilities	$551.5	$674.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, Net
Results of operations for the three and six months ended June 30, 2018 and 2017 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net losses on sales of businesses	$(19.8)	$(13.1)	$(44.2)	$(12.2)
Other	3.5	(2.3)	3.5	(2.4)
Total other expense, net	$(16.3)	$(15.4)	$(40.7)	$(14.6)
Net losses on sales of businesses – During the three and six months ended June 30, 2018 and 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our IAN operating segment.

Share Repurchase Program
In February 2018, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2017.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases in future periods will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
	2018	2017
Number of shares repurchased	5.0	4.8
Aggregate cost, including fees	$114.5	$115.0
Average price per share, including fees	$23.02	$24.13
As of June 30, 2018, $341.0, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

Note 8:  Income Taxes
For the three and six months ended June 30, 2018, our effective income tax rates were negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we received a minimal tax benefit, partially offset by additional research and development credits based on the conclusion of multi-year studies.
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

Note 9:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the six months ended June 30, 2018.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (shares or units)	1.8	$23.62
Performance-based stock (shares)	2.9	$21.13
Restricted stock units (settled in cash)	0.1	$23.63
Total stock-based compensation awards	4.8
During the six months ended June 30, 2018, the Compensation Committee granted performance cash awards under the 2014 PIP and restricted cash awards under the 2009 Restricted Cash Plan with a total annual target value of $55.7 and $19.8, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2017	$(585.3)	$(6.8)	$(235.7)	$(827.8)
Other comprehensive loss before reclassifications	(92.2)	0.0	(0.9)	(93.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	13.4	0.8	3.3	17.5
Balance as of June 30, 2018	$(664.1)	$(6.0)	$(233.3)	$(903.4)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2016	$(718.6)	$0.6	$(8.4)	$(238.0)	$(964.4)
Other comprehensive income before reclassifications	85.2	0.1	0.0	0.4	85.7
Amount reclassified from accumulated other comprehensive loss, net of tax	0.3	0.0	0.7	2.7	3.7
Balance as of June 30, 2017	$(633.1)	$0.7	$(7.7)	$(234.9)	$(875.0)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2018	2017	2018	2017
Foreign currency translation adjustments	$0.9	$0.7	$13.4	$0.3	Other expense, net
Losses on derivative instruments	0.6	0.6	1.1	1.1	Interest expense
Amortization of defined benefit pension and postretirement plan items	2.0	1.8	4.1	3.5	Other expense, net
Tax effect	(0.5)	(0.6)	(1.1)	(1.2)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$3.0	$2.5	$17.5	$3.7

Note 11:  Employee Benefits
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended June 30,	2018	2017	2018	2017	2018	2017
Service cost	$0.0	$0.0	$0.9	$1.0	$0.0	$0.0
Interest cost	1.1	1.2	3.4	3.3	0.2	0.3
Expected return on plan assets	(1.5)	(1.5)	(4.8)	(4.4)	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.0	(0.1)	0.0
Unrecognized actuarial losses	0.4	0.4	1.5	1.4	0.1	0.0
Net periodic cost	$0.0	$0.1	$1.1	$1.3	$0.2	$0.3

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six months ended June 30,	2018	2017	2018	2017	2018	2017
Service cost	$0.0	$0.0	$2.0	$1.9	$0.0	$0.0
Interest cost	2.2	2.5	6.8	6.6	0.5	0.6
Expected return on plan assets	(3.3)	(3.1)	(9.7)	(8.7)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.2	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.0	(0.1)	0.0
Unrecognized actuarial losses	0.8	0.8	3.0	2.7	0.1	0.0
Net periodic cost	$(0.3)	$0.2	$2.4	$2.5	$0.5	$0.6
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the six months ended June 30, 2018, we contributed $1.9 and $9.9 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2018, we expect to contribute approximately $8.0 and $9.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 12:  Segment Information
As of June 30, 2018, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2017 Annual Report on Form 10-K.    Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenue:
IAN	$1,812.5	$1,711.3	$3,498.0	$3,279.1
CMG	579.3	474.5	1,062.9	970.5
Total	$2,391.8	$2,185.8	$4,560.9	$4,249.6

Net revenue:
IAN	$1,629.1	$1,534.0	$3,110.4	$2,925.1
CMG	319.1	300.6	611.8	584.8
Total	$1,948.2	$1,834.6	$3,722.2	$3,509.9

Segment operating income (loss):
IAN	$238.2	$195.9	$295.2	$246.0
CMG	42.0	51.5	61.4	73.6
Corporate and other	(31.0)	(21.7)	(68.6)	(59.2)
Total	249.2	225.7	288.0	260.4

Interest expense, net	(21.4)	(21.0)	(37.3)	(36.7)
Other expense, net	(16.3)	(15.4)	(40.7)	(14.6)
Income before income taxes	$211.5	$189.3	$210.0	$209.1

Depreciation and amortization
IAN	$35.8	$33.9	$73.2	$66.6
CMG	6.0	6.0	12.1	12.0
Corporate and other	2.2	1.4	4.7	3.7
Total	$44.0	$41.3	$90.0	$82.3

Capital expenditures:
IAN	$31.9	$31.4	$47.7	$48.6
CMG	1.9	4.0	3.0	6.7
Corporate and other	4.9	8.7	10.8	13.6
Total	$38.7	$44.1	$61.5	$68.9

	June 30, 2018	December 31, 2017
Total assets:
IAN	$10,840.0	$10,978.0
CMG	1,476.8	1,427.4
Corporate and other	40.8	299.3
Total	$12,357.6	$12,704.7

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2018. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2018				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$111.8	$0.0	$0.0	$111.8	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$147.2	$147.2

	December 31, 2017				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$201.6	$0.0	$0.0	$201.6	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$147.0	$147.0

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $0.2 from December 31, 2017 to June 30, 2018 is primarily due to new acquisitions and option exercises offset by payments. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,250.5	$40.5	$1,291.0	$0.0	$1,296.4	$46.2	$1,342.6
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

Note 14:  Commitments and Contingencies
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
Guarantees
As discussed in our 2017 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of June 30, 2018 and December 31, 2017, the amount of parent company guarantees on lease obligations was $823.6 and $829.2, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $322.7 and $308.8, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $193.0 and $182.2, respectively.

Note 15:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
Revenue Recognition
See Notes 2 and 3 for further discussion on the adoption of ASC 606.
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

Note 16:  Subsequent Events
On July 2, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Acxiom Corporation (“Acxiom”), LiveRamp, Inc., a wholly owned subsidiary of Acxiom, and Acxiom Holdings, Inc. Upon satisfaction of the terms and subject to the conditions set forth in the Purchase Agreement, we will acquire the Acxiom Marketing Solutions business for $2,300.0 in cash, subject to customary adjustments (the “AMS Acquisition”). The consummation of the transaction is subject to customary closing conditions, including, among other things, approval of Acxiom’s stockholders, certain regulatory approvals and completion of a series of internal Acxiom reorganization transactions. The transaction is anticipated to close in the fourth quarter of 2018.
As previously disclosed, we have entered into a commitment letter with Citigroup Global Markets, Inc. (on behalf of various Citi affiliates) and JPMorgan Chase Bank, N.A. (the “Commitment Parties”), dated as of July 2, 2018, pursuant to which, subject to certain terms and conditions, the Commitment Parties have agreed to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to $2,300.0 to fund the consideration for the AMS Acquisition (the "Bridge Facility"). We expect that, prior to the consummation of the AMS Acquisition, we will enter into debt financing arrangements with third-party lenders and engage in debt securities offerings, which will be used to fund the AMS Acquisition and related expenses in lieu of funding under the Bridge Facility. The commitment with respect to the Bridge Facility is subject to certain customary closing conditions, including the consummation of the AMS Acquisition in accordance with the terms of the Purchase Agreement.

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
RECENT ACCOUNTING STANDARDS, by reference to Note 15 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most favorably impacted our results during the first half of 2018 were the Euro and British Pound Sterling.
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
On July 2, 2018, we announced that we entered into a definitive agreement with Acxiom Corporation (“Acxiom”) under which we will acquire the Acxiom Marketing Solutions business unit (the “AMS Business”) in a cash transaction valued at $2,300.0. The transaction is anticipated to close in the fourth quarter of 2018.
The deal combines our media, creative, marketing services and analytics capabilities, global scale and consumer insights with the AMS Business's expertise in data management. The AMS Business will represent approximately 8% of the combined company's net revenues, diversifying IPG's revenue base by client and practice discipline, and adding long-term, contracted revenue streams.
See Note 16 to the unaudited Consolidated Financial Statements and “Liquidity and Capital Resources-Liquidity Outlook-Acquisition of Acxiom Marketing Solutions” below for further details regarding the acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,			Six months ended June 30, 2018
Statement of Operations Data	2018	2017	% Increase/ (Decrease)	2018	2017	% Increase/ (Decrease)
REVENUE:
Net revenue	$1,948.2	$1,834.6	6.2%	$3,722.2	$3,509.9	6.0%
Billable expenses	443.6	351.2	26.3%	838.7	739.7	13.4%
Total revenue	$2,391.8	$2,185.8	9.4%	$4,560.9	$4,249.6	7.3%

OPERATING INCOME	$249.2	$225.7	10.4%	$288.0	$260.4	10.6%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$145.8	$107.7		$131.7	$132.4

Earnings per share available to IPG common stockholders:
Basic	$0.38	$0.27		$0.34	$0.34
Diluted	$0.37	$0.27		$0.34	$0.33

Operating Ratios
Organic change in net revenue	5.6%			4.7%

Operating margin on net revenue	12.8%	12.3%		7.7%	7.4%
Operating margin on total revenue	10.4%	10.3%		6.3%	6.1%

Expenses as a % of net revenue:
Salaries and related expenses	66.4%	67.0%		70.5%	70.7%
Office and other direct expenses	17.1%	17.4%		17.7%	18.0%
Selling, general and administrative expenses	1.5%	1.1%		1.7%	1.6%
Depreciation and amortization	2.3%	2.3%		2.4%	2.3%
Our organic net revenue increase of 5.6% for the second quarter of 2018 and 4.7% for the first half of 2018 were driven by growth throughout all geographic regions, primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare and financial services sectors, partially offset by decreases in the food and beverage and technology and telecom sectors. During the second quarter of 2018, our operating margin on net revenue grew to 12.8% from 12.3% in the prior-year period and during the first half of 2018, our operating margin on net revenue increased to 7.7% from 7.4% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expenses, excluding billable expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended June 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2018	Organic	Total
Consolidated	$1,834.6	$24.9	$(14.9)	$103.6	$1,948.2	5.6%	6.2%
Domestic	1,127.6	0.0	(8.5)	52.4	1,171.5	4.6%	3.9%
International	707.0	24.9	(6.4)	51.2	776.7	7.2%	9.9%
United Kingdom	141.7	10.4	2.8	20.8	175.7	14.7%	24.0%
Continental Europe	154.6	12.8	(6.8)	18.1	178.7	11.7%	15.6%
Asia Pacific	205.3	5.3	(0.2)	3.8	214.2	1.9%	4.3%
Latin America	85.7	(6.5)	(1.1)	3.9	82.0	4.6%	(4.3)%
Other	119.7	2.9	(1.1)	4.6	126.1	3.8%	5.3%
The organic increase during the second quarter of 2018 in our domestic market was driven by growth across nearly all disciplines, most notably at our media and advertising businesses. In our international markets, the organic increase was driven by growth across all geographic regions, most notably in the United Kingdom and Continental Europe regions, primarily at our media and advertising businesses, as well as solid growth at our digital specialist agencies across nearly all geographic regions.

		Components of Change				Change
	Six months ended June 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2018	Organic	Total
Consolidated	$3,509.9	$74.4	$(26.6)	$164.5	$3,722.2	4.7%	6.0%
Domestic	2,184.7	0.0	(18.4)	97.5	2,263.8	4.5%	3.6%
International	1,325.2	74.4	(8.2)	67.0	1,458.4	5.1%	10.1%
United Kingdom	276.9	26.6	4.3	31.4	339.2	11.3%	22.5%
Continental Europe	295.5	33.2	(9.3)	18.0	337.4	6.1%	14.2%
Asia Pacific	379.0	14.6	(0.5)	(0.1)	393.0	0.0%	3.7%
Latin America	154.7	(7.6)	(2.4)	11.2	155.9	7.2%	0.8%
Other	219.1	7.6	(0.3)	6.5	232.9	3.0%	6.3%
The organic increases in our domestic and international markets were primarily driven by factors similar to those noted above for the second quarter of 2018, as well as a strong performance at our media businesses in the Latin America region.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Increase/ (Decrease)	2018	2017	% Increase/ (Decrease)
Salaries and related expenses	$1,292.9	$1,228.9	5.2%	$2,623.2	$2,480.6	5.7%

As a % of net revenue:
Salaries and related expenses	66.4%	67.0%		70.5%	70.7%
Base salaries, benefits and tax	55.8%	57.1%		58.9%	59.6%
Incentive expense	3.2%	2.8%		3.8%	3.7%
Severance expense	1.0%	1.1%		1.3%	1.2%
Temporary help	4.3%	3.9%		4.4%	4.1%
All other salaries and related expenses	2.1%	2.1%		2.1%	2.1%
Net revenue growth of 6.2% outpaced the increase of salaries and related expenses of 5.2% during the second quarter of 2018 as compared to the prior-year period, primarily driven by leverage in base salaries, benefits and tax, partially offset by higher incentive expense and higher temporary help to support business growth primarily in our domestic market and in the United Kingdom.
Net revenue growth of 6.0% outpaced the increase of salaries and related expenses of 5.7% during the first half of 2018 as compared to the prior-year period. The increase was primarily driven by factors similar to those noted above for the second quarter of 2018.
Office and Other Direct Expenses

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Increase/ (Decrease)	2018	2017	% Increase/ (Decrease)
Office and other direct expenses	$333.3	$318.4	4.7%	$657.1	$631.1	4.1%

As a % of net revenue:
Office and other direct expenses	17.1%	17.4%		17.7%	18.0%
Occupancy expense	6.6%	6.9%		6.9%	7.1%
All other office and other direct expenses [1]	10.5%	10.5%		10.8%	10.9%

1
Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Net revenue growth of 6.2% outpaced the increase of office and other direct expenses of 4.7% during the second quarter of 2018 as compared to the prior-year period, primarily driven by leverage in occupancy expense.
Net revenue growth of 6.0% outpaced the increase of office and other direct expenses of 4.1% during the first half of 2018 as compared to the prior-year period, primarily driven by leverage in occupancy expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a percentage of net revenue increased to 1.5% in the second quarter of 2018 from 1.1% in the prior-year period, primarily as a result of higher incentive expense due to improved financial performance. SG&A as a percentage of net revenue increased to 1.7% in the first half of 2018 from 1.6% in the prior-year period, primarily as a result of higher incentive expense due to improved financial performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue remained flat in the second quarter of 2018 and in the first half of 2018 as compared to the prior-year periods.

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cash interest on debt obligations	$(24.4)	$(20.5)	$(43.9)	$(39.1)
Non-cash interest	(1.7)	(5.2)	(2.1)	(7.5)
Interest expense	(26.1)	(25.7)	(46.0)	(46.6)
Interest income	4.7	4.7	8.7	9.9
Net interest expense	(21.4)	(21.0)	(37.3)	(36.7)
Other expense, net	(16.3)	(15.4)	(40.7)	(14.6)
Total (expenses) and other income	$(37.7)	$(36.4)	$(78.0)	$(51.3)
Other Expense, Net
Results of operations for the three and six months ended June 30, 2018 and 2017 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net losses on sales of businesses	$(19.8)	$(13.1)	$(44.2)	$(12.2)
Other	3.5	(2.3)	3.5	(2.4)
Total other expense, net	$(16.3)	$(15.4)	$(40.7)	$(14.6)
Net losses on sales of businesses – During the three and six months ended June 30, 2018 and 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our Integrated Agency Networks ("IAN") operating segment.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income before income taxes	$211.5	$189.3	$210.0	$209.1
Provision for income taxes	$63.6	$81.6	$76.3	$81.3
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and six months ended June 30, 2018, our effective income tax rates were negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we received a minimal tax benefit, partially offset by additional research and development credits based on the conclusion of multi-year studies.
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
For the three and six months ended June 30, 2017, our effective income tax rates were negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit. For the six months ended June

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

30, 2017, our effective income tax rate was positively impacted by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and six months ended June 30, 2018 were $0.38 and $0.34, respectively, compared to $0.27 and $0.34 for the three and six months ended June 30, 2017, respectively. Diluted earnings per share for the three and six months ended June 30, 2018 were $0.37 and $0.34, respectively, compared to $0.27 and $0.33 for the three and six months ended June 30, 2017, respectively.
For the three and six months ended June 30, 2018, net income available to IPG common stockholders included net losses of $19.8 and $43.8, respectively, on sales of businesses, and the classification of certain assets as held for sale, primarily in our international markets, resulting in a negative impact of $0.05 and $0.11, respectively, on both basic and diluted earnings per share.
For the three and six months ended June 30, 2017, net income available to IPG common stockholders included net losses of $13.1 and $12.2, respectively, on sales of businesses, and the classification of certain assets as held for sale, primarily in our international markets, resulting in a negative impact of $0.03 on basic and diluted earnings per share for both periods.

Segment Results of Operations – Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
As discussed in Note 12 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2018: IAN and Constituency Management Group ("CMG"). We also report results for the "Corporate and other" group.
IAN
Net Revenue

		Components of Change				Change
	Three months ended June 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2018	Organic	Total
Consolidated	$1,534.0	$19.4	$(16.8)	$92.5	$1,629.1	6.0%	6.2%
Domestic	926.3	0.0	(9.1)	46.1	963.3	5.0%	4.0%
International	607.7	19.4	(7.7)	46.4	665.8	7.6%	9.6%
The organic increase was primarily attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare sector. The organic increase in our domestic market was driven by growth at our media and advertising businesses. The international organic increase was driven by growth across all geographic regions, most notably in the United Kingdom and Continental Europe regions primarily at our media and advertising businesses as well as solid growth at our digital specialist agencies across nearly all geographic regions.

		Components of Change				Change
	Six months ended June 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2018	Organic	Total
Consolidated	$2,925.1	$60.3	$(26.8)	$151.8	$3,110.4	5.2%	6.3%
Domestic	1,788.3	0.0	(17.3)	90.3	1,861.3	5.0%	4.1%
International	1,136.8	60.3	(9.5)	61.5	1,249.1	5.4%	9.9%
The organic revenue increases in our domestic and international markets were primarily driven by factors similar to those noted above for the second quarter of 2018, as well as a strong performance at our media businesses in the Latin America region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Operating Income

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Segment operating income	$238.2	$195.9	21.6%	$295.2	$246.0	20.0%
Operating margin on net revenue	14.6%	12.8%		9.5%	8.4%

Operating margin expanded during the second quarter of 2018 when compared to the second quarter of 2017, as the net revenue growth of 6.2%, the organic component of which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses. The net revenue growth outpaced the increase in salaries and related expenses as compared to the prior period, primarily due to leverage in base salaries, benefits and tax, partially offset by higher temporary help to support business growth, primarily in our domestic market and in the United Kingdom, and higher incentive expense. The growth in net revenue also outpaced the increase in office and other direct expenses as compared to the prior-year period, primarily driven by leverage in occupancy expense. Depreciation and amortization as a percentage of net revenue remained flat as compared to the prior-year period.
Operating margin expanded during the first half of 2018 when compared to the first half of 2017, as the net revenue growth of 6.3%, the organic component of which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses, primarily driven by factors similar to those noted above for the second quarter of 2018.
CMG
Net Revenue

		Components of Change				Change
	Three months ended June 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2018	Organic	Total
Consolidated	$300.6	$5.5	$1.9	$11.1	$319.1	3.7%	6.2%
Domestic	201.3	0.0	0.6	6.3	208.2	3.1%	3.4%
International	99.3	5.5	1.3	4.8	110.9	4.8%	11.7%
The organic increase was primarily attributable to net client wins, most notably in the technology and telecom sector. The organic increase in our domestic and international markets were driven by growth throughout nearly all disciplines, most notably at our public relations agencies.

		Components of Change				Change
	Six months ended June 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2018	Organic	Total
Consolidated	$584.8	$14.1	$0.2	$12.7	$611.8	2.2%	4.6%
Domestic	396.4	0.0	(1.1)	7.2	402.5	1.8%	1.5%
International	188.4	14.1	1.3	5.5	209.3	2.9%	11.1%
The organic increase was primarily attributable to net client wins, most notably in the technology and telecom sector. The organic increase in our domestic market was primarily driven by growth at our sports marketing and event businesses, partially offset by declines at our public relations agencies. The organic revenue increase in our international markets was primarily driven by factors similar to those noted above for the second quarter of 2018.
Segment Operating Income

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Segment operating income	$42.0	$51.5	(18.4)%	$61.4	$73.6	(16.6)%
Operating margin on net revenue	13.2%	17.1%		10.0%	12.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Operating margin decreased during the second quarter of 2018 when compared to the second quarter of 2017, as the increase in operating expenses, excluding billable expenses, primarily driven by the year-over-year change in contingent acquisition obligations, outpaced net revenue growth of 6.2%, the organic component of which was discussed in detail above.
Operating margin decreased during the first half of 2018 when compared to the first half of 2017, as the increase in operating expenses, excluding billable expenses, primarily driven by year-over-year change in adjustments to contingent acquisition obligations, outpaced net revenue growth of 4.6%, the organic component of which was discussed in detail above.
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
Corporate and other expenses increased by $9.3 to $31.0 during the second quarter of 2018 as compared to the prior-year period. During the first half of 2018, corporate and other expenses increased by $9.4 to $68.6 compared to the first half of 2017.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2018	2017
Net income, adjusted to reconcile to net cash used in operating activities [1]	$291.6	$300.5
Net cash used in working capital [2]	(837.5)	(438.6)
Changes in other non-current assets and liabilities using cash	(11.8)	(15.0)
Net cash used in operating activities	$(557.7)	$(153.1)
Net cash used in investing activities	(57.6)	(96.0)
Net cash provided by (used in) financing activities	341.0	(199.4)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net cash used in operating activities during the first half of 2018 was $557.7, which was an increase of $404.6 as compared to the first half of 2017, primarily as a result of an increase in working capital usage of $398.9. Working capital in 2017 benefited from the spending patterns of our clients compared to 2018. The working capital usage in both periods was primarily attributable to our media businesses.
Investing Activities
Net cash used in investing activities during the first half of 2018 primarily consisted of payments for capital expenditures of $61.5, related mostly to leasehold improvements and computer software and hardware.
Financing Activities
Net cash provided by financing activities during the first half of 2018 was driven by an increase in short-term borrowings of $669.3, primarily an increase of outstanding commercial paper, partially offset by the payment of dividends of $161.2 and the repurchase of 5.0 shares of our common stock for an aggregate cost of $114.5, including fees.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $27.5 during the first half of 2018.
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
Notable funding requirements include:

•
Debt service – As of June 30, 2018, we had outstanding short-term borrowings of $757.6 primarily from our commercial paper program and uncommitted lines of credit used primarily to fund seasonal working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2022 through 2024.

•
AMS Acquisition – In connection with the AMS Acquisition (as defined below), we are required to make a cash payment of $2,300.0 at the closing of the transaction, which is currently expected to occur in the fourth quarter of 2018. We have entered into a commitment letter under which the lenders have agreed to provide a bridge loan in an aggregate principal amount of up to $2,300.0 to fund the consideration for the acquisition. We expect that, prior to the consummation of the AMS Acquisition, we will enter into debt financing arrangements with third-party lenders and engage in debt securities offerings, which will be used to fund the AMS Acquisition in lieu of any bridge loans.

•
Other Acquisitions – We paid cash of $8.3, net of cash acquired of $0.4, for acquisitions completed in the first half of 2018. We also paid $0.2 in up-front payments and $34.2 in deferred payments for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $65.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $4.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

•
Dividends – In the first half of 2018, we paid a quarterly cash dividend of $0.21 per share on our common stock, which corresponded to a dividend payment of $161.2. Assuming we continue to pay a quarterly dividend of $0.21 per share, and there is no significant change in the number of outstanding shares as of June 30, 2018, we would expect to pay approximately $321.0 over the next twelve months.

Acquisition of Acxiom Marketing Solutions
On July 2, 2018, we entered into a Membership Interest Purchase Agreement under the terms of which we will acquire the Acxiom Marketing Solutions business from Acxiom Corporation for $2,300.0 in cash, subject to customary adjustments (the “AMS Acquisition”). The transaction is subject to customary closing conditions, including, among other things, approval of Acxiom’s stockholders, certain regulatory approvals and completion of a series of internal Acxiom reorganization transactions. The transaction is anticipated to close in the fourth quarter of 2018.
As previously disclosed, we have entered into a commitment letter with Citigroup Global Markets, Inc. (on behalf of various Citi affiliates) and JPMorgan Chase Bank, N.A. (the “Commitment Parties”), dated as of July 2, 2018, pursuant to which, subject to certain terms and conditions, the Commitment Parties have agreed to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to $2,300.0  to fund the consideration for the AMS Acquisition. We expect that, prior to the consummation of the AMS Acquisition, we will enter into debt financing arrangements with third-party lenders and engage in debt securities offerings, which will be used to fund the AMS Acquisition and related expenses in lieu of funding under any bridge loans. There can be no guarantee that we will be able to access these sources of financing on commercially reasonable terms, or at all.
While our second quarter results include only a small amount of expenses related to this transaction, we anticipate that one-time transaction-related expenses will be greater in our third quarter. The indebtedness we expect to incur to fund the AMS Acquisition will significantly increase our outstanding debt levels and corresponding interest expense.
For further information on the AMS Acquisition, see Note 16 to the unaudited Consolidated Financial Statements.
Share Repurchase Program
In February 2018, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2017. As of June 30, 2018, $341.0, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.
We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. On July 2, 2018, in connection with the announcement of the AMS Acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels expected in conjunction with the AMS acquisition.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2018, there were no borrowings under the Credit Agreement; however, we had $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5.
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2018. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of June 30, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	June 30, 2018	EBITDA Reconciliation	June 30, 2018
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$966.0
Actual interest coverage ratio	16.55x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	258.9
Actual leverage ratio	1.67x	EBITDA [1]	$1,224.9

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended.

We also have uncommitted lines of credit with various banks, which permit borrowings at variable interest rates and which are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,127.0, under which we had outstanding borrowings of $81.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2018 was $94.0, with a weighted-average interest rate of approximately 4.8%.
Commercial Paper
We have a commercial paper program under which the Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of June 30, 2018, there was $676.0 commercial paper outstanding. The average amount outstanding under the program during the second quarter of 2018 was $988.0, with a weighted-average interest rate of 2.5% and a weighted-average maturity of thirty days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2018, the amount netted was $2,251.3.
DEBT CREDIT RATINGS
Our debt credit ratings as of July 16, 2018, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB+
Outlook	Under Review	Negative	Negative
We are rated investment-grade by Moody's Investors Service, S&P Global Ratings and Fitch Ratings. The most recent update to our outlook occurred in July 2018 when Moody's Investors Service changed from Stable to Under Review, and S&P Global Ratings and Fitch Ratings changed from Stable to Negative. Moody's Investors Service placed both short-term and long-term ratings on review for downgrade, S&P Global Ratings placed both short-term and long-term ratings on CreditWatch with negative implications and Fitch Ratings placed long-term rating on Rating Watch Negative. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

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
RECENT ACCOUNTING STANDARDS
See Note 15 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first half of 2018. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of June 30, 2018, and December 31, 2017, approximately 61% and 94%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of June 30, 2018. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 14 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. For example, these risks now include the Company’s ability to successfully complete the pending acquisition of the AMS Business (as defined below), including timely receipt of all stockholder and regulatory approvals, and realization of the anticipated benefits of the transaction. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The Risk Factors included in our 2017 Annual Report on Form 10-K have not materially changed other than as set forth below.

•
We may fail to complete the proposed acquisition of the Acxiom Marketing Solutions business (the “AMS Business”) from Acxiom Corporation (“Acxiom”) and, even if the acquisition is successfully completed, the anticipated benefits to our stockholders may not be realized.

On July 2, 2018, we entered into a Membership Interest Purchase Agreement under the terms of which we will acquire the AMS Business for $2.3 billion in cash (the “AMS Acquisition”). The transaction is subject to customary closing conditions, including, among other things, approval of Acxiom’s stockholders, certain regulatory approvals and completion of a series of internal Acxiom reorganization transactions.
There can be no assurance that Acxiom’s stockholders or the relevant regulators will approve the AMS Acquisition or that the other closing conditions will be satisfied. If the AMS Acquisition is not completed for any reason, we will be subject to risks, including the following:
•the current market price of our common stock may reflect a market assumption that the Acquisition will occur, and a failure to complete the AMS Acquisition could result in a decline in the market price of our common stock;
•we expect to incur substantial transaction costs relating to the AMS Acquisition (including significant legal, accounting and financial advisory fees), and these substantial costs may not be recoverable by us;
•we may experience disruption to our business, including the diversion of our management and employees from day-to-day operations because of matters related to the AMS Acquisition (including integration planning), which could also adversely affect our results of operations.
Moreover, uncertainty arising during the pendency of the AMS Acquisition, including as a result of any delays in obtaining required approvals for any reason, could negatively impact the AMS Business’s relationships with its clients.
In the event that the proposed AMS Acquisition is successfully completed, there can be no assurance that the anticipated benefits to our stockholders will be realized if the AMS Business fails to perform as expected. Failure to realize the benefits of the AMS Acquisition could negatively impact our stock price and our future business and financial results after the AMS Acquisition.

•	If completed, following the AMS Acquisition, we will have a substantial amount of additional debt, and the cost of servicing that debt could adversely affect our business.

We intend to finance the purchase price and related transaction expenses with debt financing. The indebtedness we expect to incur to fund the AMS Acquisition will significantly increase our outstanding debt levels and will require us to dedicate a substantial portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. If we are unable to generate sufficient funds to meet our obligations under our existing or new credit facilities and any debt securities we issue in connection with the AMS Acquisition, we may be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash through the sale of our common stock or convertible securities. We cannot assure you that we would be able to obtain refinancing on terms as favorable as our current financing or that any restructuring, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet our obligations. If we were to raise additional funds through the issuance of equity or convertible securities, that issuance could also result in substantial dilution to existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2018 to June 30, 2018:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	747,893	$23.48	745,219	$383,101,087
May 1 - 31	800,013	$23.50	795,555	$364,402,162
June 1 - 30	1,017,301	$23.31	1,003,502	$341,010,444
Total	2,565,207	$23.42	2,544,276

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 2,674 Withheld Shares in April 2018, 4,458 Withheld Shares in May 2018 and 13,799 Withheld Shares in June 2018, for a total of 20,931 Withheld Shares during the three-month period.

2
The average price per share for each of the months in the fiscal quarter and for the three month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase programs, described in Note 7 to the unaudited Consolidated Financial Statements, by (b) the sum of the number of Withheld Shares and the number of shares acquired in our share repurchase programs.

3
On February 14, 2018, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase programs. On July 2, 2018, in connection with the announcement of the acquisition of the Acxiom Marketing Solutions business, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels expected in conjunction with the AMS acquisition.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Membership Interest Purchase Agreement, dated as of July 2, 2018, by and among Acxiom Corporation, The Interpublic Group of Companies, Inc. (the “Company”), LiveRamp, Inc. and Acxiom Holdings, Inc., is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company which was filed with the Securities and Exchange Commission on July 6, 2018.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: July 25, 2018

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 25, 2018