Form 10-Q
period 2018-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2018-10-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of October 15, 2018 was 384,351,500.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE
This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and our quarterly reports on Form 10-Q. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
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

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world; and

•	failure to realize the anticipated benefits on the acquisition of the Acxiom business.
Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and our quarterly reports on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUE:
Net revenue	$1,895.7	$1,832.5	$5,617.9	$5,342.4
Billable expenses	401.8	375.7	1,240.5	1,115.4
Total revenue	2,297.5	2,208.2	6,858.4	6,457.8

OPERATING EXPENSES:
Salaries and related expenses	1,251.4	1,218.8	3,874.6	3,699.4
Office and other direct expenses	317.0	302.9	974.1	934.0
Billable expenses	401.8	375.7	1,240.5	1,115.4
Cost of services	1,970.2	1,897.4	6,089.2	5,748.8
Selling, general and administrative expenses	21.6	13.6	85.5	69.1
Depreciation and amortization	44.0	42.2	134.0	124.5
Total operating expenses	2,035.8	1,953.2	6,308.7	5,942.4

OPERATING INCOME	261.7	255.0	549.7	515.4

EXPENSES AND OTHER INCOME:
Interest expense	(27.6)	(21.0)	(73.6)	(67.6)
Interest income	5.3	4.1	14.0	14.0
Other expense, net	(15.3)	(9.9)	(56.0)	(24.5)
Total (expenses) and other income	(37.6)	(26.8)	(115.6)	(78.1)

Income before income taxes	224.1	228.2	434.1	437.3
Provision for income taxes	60.7	54.9	137.0	136.2
Income of consolidated companies	163.4	173.3	297.1	301.1
Equity in net income (loss) of unconsolidated affiliates	0.1	(1.0)	(1.9)	0.1
NET INCOME	163.5	172.3	295.2	301.2
Net (income) loss attributable to noncontrolling interests	(2.5)	(2.6)	(2.5)	0.9
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$161.0	$169.7	$292.7	$302.1

Earnings per share available to IPG common stockholders:
Basic	$0.42	$0.44	$0.76	$0.77
Diluted	$0.41	$0.43	$0.75	$0.76

Weighted-average number of common shares outstanding:
Basic	382.6	389.5	383.2	391.2
Diluted	388.4	397.2	388.4	398.6

Dividends declared per common share	$0.21	$0.18	$0.63	$0.54

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
NET INCOME	$163.5	$172.3	$295.2	$301.2

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(27.9)	30.3	(121.9)	116.2
Reclassification adjustments recognized in net income	3.3	1.5	16.7	1.8
	(24.6)	31.8	(105.2)	118.0

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.0	(0.1)	0.0	0.0
Recognition of previously unrealized gains included in net income	0.0	(0.7)	0.0	(0.7)
Income tax effect	0.0	0.1	0.0	0.1
	0.0	(0.7)	0.0	(0.6)

Derivative instruments:
Recognition of previously unrealized losses in net income	0.6	0.5	1.7	1.6
Income tax effect	(0.2)	(0.2)	(0.5)	(0.6)
	0.4	0.3	1.2	1.0

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	0.0	8.2	(1.4)	9.0
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.8	1.7	5.7	5.2
Settlement and curtailment losses included in net income	0.1	4.0	0.3	4.0
Other	0.0	0.0	(0.4)	(0.6)
Income tax effect	(0.1)	(2.8)	0.0	(3.4)
	1.8	11.1	4.2	14.2
Other comprehensive (loss) income, net of tax	(22.4)	42.5	(99.8)	132.6
TOTAL COMPREHENSIVE INCOME	141.1	214.8	195.4	433.8
Less: comprehensive income (loss) attributable to noncontrolling interests	2.0	2.5	0.2	(0.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$139.1	$212.3	$195.2	$434.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$1,860.2	$790.9
Accounts receivable, net of allowance of $46.5 and $42.7, respectively	4,009.1	4,585.0
Accounts receivable, billable to clients	1,995.9	1,747.4
Assets held for sale	5.7	5.7
Other current assets	459.6	346.5
Total current assets	8,330.5	7,475.5
Property and equipment, net of accumulated depreciation of $1,026.8 and $1,036.2, respectively	602.9	650.4
Deferred income taxes	270.2	234.0
Goodwill	3,784.7	3,820.4
Other non-current assets	524.8	524.4
TOTAL ASSETS	$13,513.1	$12,704.7

LIABILITIES:
Accounts payable	$5,515.1	$6,420.2
Accrued liabilities	571.0	674.7
Contract liabilities	514.4	484.7
Short-term borrowings	82.6	84.9
Current portion of long-term debt	0.1	2.0
Liabilities held for sale	8.5	8.8
Total current liabilities	6,691.7	7,675.3
Long-term debt	3,261.4	1,285.6
Deferred compensation	438.5	476.6
Other non-current liabilities	791.6	768.8
TOTAL LIABILITIES	11,183.2	10,206.3

Redeemable noncontrolling interests (see Note 5)	159.7	252.1

STOCKHOLDERS’ EQUITY:
Common stock	39.1	38.6
Additional paid-in capital	1,041.8	955.2
Retained earnings	2,158.4	2,104.5
Accumulated other comprehensive loss, net of tax	(925.3)	(827.8)
	2,314.0	2,270.5
Less: Treasury stock	(176.1)	(59.0)
Total IPG stockholders’ equity	2,137.9	2,211.5
Noncontrolling interests	32.3	34.8
TOTAL STOCKHOLDERS’ EQUITY	2,170.2	2,246.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,513.1	$12,704.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions) (Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$295.2	$301.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	134.0	124.5
Provision for uncollectible receivables	9.4	9.5
Amortization of restricted stock and other non-cash compensation	59.7	59.8
Net amortization of bond discounts and deferred financing costs	4.2	4.2
Deferred income tax (benefit) provision	(22.9)	18.8
Net losses on sales of businesses	50.0	20.9
Other	4.2	16.1
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	443.6	875.8
Accounts receivable, billable to clients	(303.0)	(166.9)
Other current assets	(100.6)	(63.9)
Accounts payable	(766.9)	(961.7)
Accrued liabilities	(186.5)	(287.8)
Contract liabilities	46.1	(68.1)
Other non-current assets and liabilities	6.8	(21.4)
Net cash used in operating activities	(326.7)	(139.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(105.7)	(108.7)
Acquisitions, net of cash acquired	(12.0)	(22.6)
Other investing activities	1.1	(9.2)
Net cash used in investing activities	(116.6)	(140.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,994.2	0.0
Exercise of stock options	9.1	12.1
Common stock dividends	(241.6)	(211.2)
Repurchases of common stock	(117.1)	(216.0)
Acquisition-related payments	(30.4)	(49.1)
Tax payments for employee shares withheld	(28.8)	(38.4)
Distributions to noncontrolling interests	(13.4)	(16.9)
Repayment of long-term debt	(4.9)	(23.6)
Net (decrease) increase in short-term borrowings	(4.6)	429.9
Other financing activities	(11.9)	0.1
Net cash provided by (used in) financing activities	1,550.6	(113.1)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(35.3)	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	1,072.0	(392.2)
Cash, cash equivalents and restricted cash at beginning of period	797.7	1,100.2
Cash, cash equivalents and restricted cash at end of period	$1,869.7	$708.0
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net income				292.7			292.7	2.5	295.2
Other comprehensive loss					(97.5)		(97.5)	(2.3)	(99.8)
Reclassifications related to redeemable noncontrolling interests								7.1	7.1
Distributions to noncontrolling interests								(13.4)	(13.4)
Change in redemption value of redeemable noncontrolling interests			41.8	4.5			46.3		46.3
Repurchases of common stock						(117.1)	(117.1)		(117.1)
Common stock dividends				(241.6)			(241.6)		(241.6)
Stock-based compensation	4.7	0.5	63.3				63.8		63.8
Exercise of stock options	1.4	0.1	9.1				9.2		9.2
Shares withheld for taxes	(1.2)	(0.1)	(28.9)				(29.0)		(29.0)
Other			1.3	(1.7)			(0.4)	3.6	3.2
Balance at September 30, 2018	391.1	$39.1	$1,041.8	$2,158.4	$(925.3)	$(176.1)	$2,137.9	$32.3	$2,170.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,839.9	$(964.4)	$(63.3)	$2,050.8	$39.6	$2,090.4
Net income				302.1			302.1	(0.9)	301.2
Other comprehensive income					132.0		132.0	0.6	132.6
Reclassifications related to redeemable noncontrolling interests								7.3	7.3
Distributions to noncontrolling interests								(17.5)	(17.5)
Change in redemption value of redeemable noncontrolling interests				(4.6)			(4.6)		(4.6)
Repurchases of common stock						(216.0)	(216.0)		(216.0)
Common stock dividends				(211.2)			(211.2)		(211.2)
Stock-based compensation	5.6	0.6	62.9				63.5		63.5
Exercise of stock options	1.1	0.1	12.1				12.2		12.2
Shares withheld for taxes	(1.6)	(0.2)	(38.5)				(38.7)		(38.7)
Other				(1.1)			(1.1)	(2.3)	(3.4)
Balance at September 30, 2017	399.4	$39.9	$1,235.7	$1,925.1	$(832.4)	$(279.3)	$2,089.0	$26.8	$2,115.8

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
Billable expenses predominantly include pass-through expenses related to event and advertising production costs for performance obligations where we have determined that we are acting as principal that are rebilled to our clients, as well as out-of-pocket costs. Out-of-pocket costs often include expenses related to airfare, mileage, hotel stays, out-of-town meals and telecommunication charges for client service staff. We record these billable expenses within total revenue with a corresponding offset to operating expenses.
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
For media contracts that can be canceled by the customer at any time without compensation, the entity does not have an enforceable right to the payment until media airs, at which point revenue is recognized.
Timing of Recognition
We have determined that we generally satisfy our performance obligations over time, except for certain less-frequent commission-based contracts, which are recognized at a point in time, typically the date of broadcast or publication. Fees are generally recognized based on proportional performance utilizing periodically updated estimates to complete.
Performance Obligations
Our client contracts may include various goods and services that are capable of being distinct, are distinct within the context of the contract and are therefore accounted for as separate performance obligations. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price. Our events businesses include creative services related to the conception and planning of custom marketing events as well as activation services which entail the carrying out of the event, including, but not limited to, set-up, design and staffing. Additionally, our public relations businesses include a broad range of services, such as strategic planning, social media strategy and the monitoring and development of communication strategies, among others. While our contracts in these businesses may include some or all of these services, we typically identify only one performance obligation in the assessment of our events and public relations contracts as there is a significant integration of these services into a combined output such that they are not distinct within the context of the contract.
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
If the third-party supplier, rather than IPG, is primarily responsible for the performance and deliverable to our customer, then we generally act as the agent and solely arrange for the third-party supplier to provide services to the customer. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less pass-through expenses charged to a customer.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As Revised [1]	ASC 606 Adjustments	As Adjusted	As Revised [1]	ASC 606 Adjustments	As Adjusted
REVENUE:
Net revenue	$1,796.6	$35.9	$1,832.5	$5,282.3	$60.1	$5,342.4
Billable expenses	106.0	269.7	375.7	259.1	856.3	1,115.4
Total revenue	1,902.6	305.6	2,208.2	5,541.4	916.4	6,457.8

OPERATING EXPENSES:
Salaries and related expenses	1,218.8	—	1,218.8	3,699.4	—	3,699.4
Office and other direct expenses	302.9	—	302.9	934.0	—	934.0
Billable expenses	106.0	269.7	375.7	259.1	856.3	1,115.4
Cost of services	1,627.7	269.7	1,897.4	4,892.5	856.3	5,748.8
Selling, general and administrative expenses	13.6	—	13.6	69.1	—	69.1
Depreciation and amortization	42.2	—	42.2	124.5	—	124.5
Total operating expenses	1,683.5	269.7	1,953.2	5,086.1	856.3	5,942.4

OPERATING INCOME	219.1	35.9	255.0	455.3	60.1	515.4

EXPENSES AND OTHER INCOME:
Interest expense	(21.0)	—	(21.0)	(67.6)	—	(67.6)
Interest income	4.1	—	4.1	14.0	—	14.0
Other expense, net	(9.9)	—	(9.9)	(24.5)	—	(24.5)
Total (expenses) and other income	(26.8)	—	(26.8)	(78.1)	—	(78.1)

Income before income taxes	192.3	35.9	228.2	377.2	60.1	437.3
Provision for income taxes	42.5	12.4	54.9	115.8	20.4	136.2
Income of consolidated companies	149.8	23.5	173.3	261.4	39.7	301.1
Equity in net (loss) income of unconsolidated affiliates	(1.0)	—	(1.0)	0.1	—	0.1
NET INCOME	148.8	23.5	172.3	261.5	39.7	301.2
Net (income) loss attributable to noncontrolling interests	(2.6)	—	(2.6)	0.9	—	0.9
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$146.2	$23.5	$169.7	$262.4	$39.7	$302.1

Earnings per share available to IPG common stockholders:
Basic	$0.38	$0.06	$0.44	$0.67	$0.10	$0.77
Diluted	$0.37	$0.06	$0.43	$0.66	$0.10	$0.76

Weighted-average number of common shares outstanding:
Basic	389.5	—	389.5	391.2	—	391.2
Diluted	397.2	—	397.2	398.6	—	398.6

Dividends declared per common share	$0.18		$0.18	$0.54		$0.54

1	These amounts have been revised for the new presentation as described in Note 1.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2017
	As Reported	ASC 606 Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261.5	$39.7	$301.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	124.5	—	124.5
Provision for uncollectible receivables	9.5	—	9.5
Amortization of restricted stock and other non-cash compensation	59.8	—	59.8
Net amortization of bond discounts and deferred financing costs	4.2	—	4.2
Deferred income tax provision	(1.6)	20.4	18.8
Net losses on sales of businesses	20.9	—	20.9
Other	16.1	—	16.1
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	875.8	—	875.8
Expenditures billable to clients	(165.9)	165.9	—
Accounts receivable, billable to clients	—	(166.9)	(166.9)
Other current assets	(48.2)	(15.7)	(63.9)
Accounts payable	(986.4)	24.7	(961.7)
Accrued liabilities	(287.8)	—	(287.8)
Contract liabilities	—	(68.1)	(68.1)
Other non-current assets and liabilities	(21.4)	—	(21.4)
Net cash used in operating activities	(139.0)	—	(139.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(140.5)	—	(140.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	(113.1)	—	(113.1)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	0.4	—	0.4
Net decrease in cash, cash equivalents and restricted cash	(392.2)	—	(392.2)
Cash, cash equivalents and restricted cash at beginning of period	1,100.2	—	1,100.2
Cash, cash equivalents and restricted cash at end of period	$708.0	$—	$708.0
Retained earnings as of December 31, 2016 and September 30, 2017 increased by $35.6 and $75.3, respectively, as a result of the adoption of ASC 606. Accumulated other comprehensive loss, net of tax, as of December 31, 2016 and September 30, 2017 decreased by $1.9 and increased by $0.3, respectively, as a result of the adoption of the ASC 606.
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
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2018	2017	2018	2017
United States	$1,407.1	$1,340.8	$4,203.5	$4,006.8
International:
United Kingdom	220.9	201.7	626.9	542.7
Continental Europe	177.5	171.6	564.3	506.1
Asia Pacific	267.3	259.9	803.0	740.7
Latin America	95.3	94.9	267.8	265.2
Other	129.4	139.3	392.9	396.3
Total International	890.4	867.4	2,654.9	2,451.0
Total Consolidated	$2,297.5	$2,208.2	$6,858.4	$6,457.8

	Three months ended September 30,		Nine months ended September 30,
Net revenue:	2018	2017	2018	2017
United States	$1,160.9	$1,109.6	$3,424.7	$3,294.3
International:
United Kingdom	174.0	160.0	513.2	436.9
Continental Europe	152.0	150.7	489.4	446.2
Asia Pacific	210.6	203.7	603.6	582.7
Latin America	84.0	86.9	239.9	241.6
Other	114.2	121.6	347.1	340.7
Total International	734.8	722.9	2,193.2	2,048.1
Total Consolidated	$1,895.7	$1,832.5	$5,617.9	$5,342.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2018	2017	2018	2017
United States	$1,064.2	$1,006.2	$3,150.6	$2,998.4
International	710.5	696.6	2,122.1	1,983.5
Total IAN	$1,774.7	$1,702.8	$5,272.7	$4,981.9

Net revenue:
United States	$952.9	$913.1	$2,814.2	$2,701.4
International	627.6	618.3	1,876.7	1,755.1
Total IAN	$1,580.5	$1,531.4	$4,690.9	$4,456.5

CMG	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2018	2017	2018	2017
United States	$342.9	$334.6	$1,052.9	$1,008.4
International	179.9	170.8	532.8	467.5
Total CMG	$522.8	$505.4	$1,585.7	$1,475.9

Net revenue:
United States	$208.0	$196.5	$610.5	$592.9
International	107.2	104.6	316.5	293.0
Total CMG	$315.2	$301.1	$927.0	$885.9

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2018	December 31, 2017
Accounts receivable, net of allowance of $46.5 and $42.7, respectively	$4,009.1	$4,585.0
Accounts receivable, billable to clients	1,995.9	1,747.4
Contract assets	57.8	11.5
Contract liabilities (deferred revenue)	514.4	484.7
Contract assets are primarily comprised of contract incentives that are generally satisfied annually under the terms of our contracts and are transferred to accounts receivable when the right to payment becomes unconditional. Contract liabilities relate to advance consideration received from customers under the terms of our contracts primarily related to reimbursements of third party expenses, whether we act as principal or agent, and to a lesser extent, periodic retainer fees, both of which are generally recognized shortly after billing.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2018		December 31, 2017
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
3.50% Senior Notes due 2020 (less unamortized discount and issuance costs of $0.9 and $2.9, respectively)	3.89%	$496.2	$500.1	$—	$—
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.3 and $3.2, respectively)	3.98%	496.5	500.8	—	—
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.1 and $0.9, respectively)	4.13%	248.0	249.9	247.6	259.0
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.7 and $1.8, respectively)	4.32%	497.5	494.9	497.1	513.2
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.6 and $2.3, respectively)	4.24%	497.1	501.6	496.7	524.2
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.7 and $4.4, respectively)	4.78%	493.9	500.6	—	—
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.8 and $5.6, respectively)	5.48%	491.6	497.3	—	—
Other notes payable and capitalized leases		40.7	40.7	46.2	46.2
Total long-term debt		3,261.5		1,287.6
Less: current portion		0.1		2.0
Long-term debt, excluding current portion		$3,261.4		$1,285.6

1	See Note 13 for information on the fair value measurement of our long-term debt.
Debt Transactions
Bridge Facility Commitment
On July 2, 2018, we entered into a Membership Interest Purchase Agreement (the "Acxiom Purchase Agreement") to acquire the Acxiom Marketing Solutions business from Acxiom Corporation for $2,300.0 in cash, subject to final customary adjustments (the “Acxiom Acquisition”). On that same date, we entered into a commitment letter for a 364-day senior unsecured bridge loan facility in aggregate principal amount of up to $2,300.0 to fund the Acxiom Acquisition (the "Bridge Facility Commitment") in the event we were unable otherwise to secure financing for the planned acquisition. By its terms, the Bridge Facility Commitment was terminated when we secured financing for the acquisition under the Term Loan Agreement and with the issuance of the Senior Notes (as defined and discussed below).
Term Loan Agreement
To provide financing for the Acxiom Acquisition, on July 27, 2018, we entered into a Term Loan Agreement with third-party lenders for $500.0 (the "Term Loan Agreement"). By its terms, any funding under the Term Loan Agreement would occur substantially concurrently with the consummation date of the Acxiom Acquisition (the "Acxiom Closing Date"), may be used solely to finance the payment of the cash consideration payable under Acxiom Purchase Agreement and to pay related fees and expenses, and will mature on the three-year anniversary of the Acxiom Closing Date. See Note 16 for further details regarding the closing of the Acxiom Acquisition.
Senior Notes
On September 21, 2018, we issued a total of $2,000.0 in aggregate principal amount of unsecured senior notes (in four separate series of $500.0 each, together, the "Senior Notes") for purposes of financing the Acxiom Acquisition. Upon issuance, the Senior Notes were reflected on our Consolidated Balance Sheets net of discount in the amount of $5.8 and net of the capitalized debt

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

issuance costs, including commissions and offering expenses, in the amount of $16.1, both of which will be amortized in interest expense through the respective maturity dates of each series of Senior Notes using the effective interest method. Interest is payable semi-annually in arrears on April 1st and October 1st of each year, commencing on April 1, 2019.
The issuance was comprised of the following four series of notes:

Senior Notes	Par Value	Discount at Issuance	Net Price at Issuance	Issuance Cost	Net Proceeds
3.50% Senior Notes Due 2020	$500.0	$1.0	$499.0	$2.9	$496.1
3.75% Senior Notes Due 2021	500.0	0.3	499.7	3.2	496.5
4.65% Senior Notes Due 2028	500.0	1.7	498.3	4.4	493.9
5.40% Senior Notes Due 2048	500.0	2.8	497.2	5.6	491.6
Total	$2,000.0	$5.8	$1,994.2	$16.1	$1,978.1
Proceeds from the issuance of the Senior debt may be used to finance the Acxiom Acquisition or for general corporate purposes, including repayment of commercial paper balances. During the third quarter ended September 30, 2018, we repaid a portion of our commercial paper borrowings and uncommitted lines of credit in the amount of $800.0 and $59.0, respectively. We retained the remainder to fund the Acxiom Acquisition.
Consistent with our other debt securities, the newly issued Senior Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity. We may redeem each series of the Senior Notes at any time in whole or from time to time in part in accordance with the provisions of the indenture, including the applicable supplemental indenture, under which such series of Senior Notes was issued. If the Acxiom Acquisition had been terminated or had not closed on or prior to June 30, 2019, we would have been required to redeem the Senior Notes due 2020, 2021 and 2028 at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. Additionally, upon the occurrence of a change of control repurchase event with respect to the Senior Notes, each holder of the Senior Notes has the right to require the Company to purchase that holder’s Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, unless the Company has exercised its option to redeem all the Senior Notes. For further information on the closing of the Acxiom Acquisition, see Note 16.
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2018, there were no borrowings under the Credit Agreement; however, we had $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2018.
On July 27, 2018, we entered into Amendment No. 1 to our Credit Agreement (the "Amendment"). The Amendment increased the maximum leverage ratio covenant to (i) 4.00 to 1.00 for the first, second and third fiscal quarters ending after the Acxiom Closing Date, (ii) 3.75 to 1.00 for the fourth, fifth, sixth and seventh full fiscal quarters ending after the Acxiom Closing Date and (iii) 3.50 to 1.00 for the eighth full fiscal quarter ending after the Acxiom Closing Date and thereafter. The Amendment further excludes any debt securities issued to finance the Acxiom Acquisition for purposes of determining compliance with the aforementioned leverage ratios until the Acxiom Closing Date to the extent that the cash proceeds from the issuance of such debt securities are either held in escrow on customary terms or are held by the Company as unrestricted cash or cash equivalents.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,157.0, under which we had outstanding borrowings of $66.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2018 was $100.6, with a weighted-average interest rate of approximately 4.3%.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Commercial Paper
We have a commercial paper program under which the Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of September 30, 2018, there was $16.0 of commercial paper outstanding. The average amount outstanding under the program during the third quarter of 2018 was $735.7, with a weighted-average interest rate of 2.4% and a weighted-average maturity of fifteen days.

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
During the first nine months of 2018, we completed three acquisitions, including a full-service digital agency based in Brazil, an entertainment marketing and brand licensing agency in the fashion and lifestyle sector based in the U.K., and a content-focused social creative agency based in the U.K. All three of our acquisitions were included in the CMG operating segment. During the first nine months of 2018, we recorded $24.0 of goodwill and intangible assets related to our acquisitions.
During the first nine months of 2017, we completed seven acquisitions, including a strategic communications agency based in the U.K., an independent creative agency based in the U.K., a retail branding and design firm based in the U.S., a content creation and marketing agency based in the Netherlands, an independent media agency and digital consultancy based in Finland, and an integrated marketing communications agency based in Canada. All seven of our acquisitions were included in the IAN operating segment. During the first nine months of 2017, we recorded $48.1 of goodwill and intangible assets related to our acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2018	2017
Cost of investment: current-year acquisitions	$12.3	$28.1
Cost of investment: prior-year acquisitions	30.6	50.0
Less: net cash acquired	(0.5)	(6.4)
Total cost of investment	42.4	71.7
Operating payments [1]	18.3	37.5
Total cash paid for acquisitions [2]	$60.7	$109.2

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

2
Of the total cash paid for acquisitions, $12.0 and $22.6 for the nine months ended September 30, 2018 and 2017, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows, as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $30.4 and $49.1 for the nine months ended September 30, 2018 and 2017, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2018	2017
Balance at beginning of period	$252.1	$252.8
Change in related noncontrolling interests balance	(15.5)	(9.5)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	3.4
Redemptions	(33.7)	(18.5)
Redemption value adjustments	(43.2)	9.8
Balance at end of period	$159.7	$238.0

Note 6:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income available to IPG common stockholders	$161.0	$169.7	$292.7	$302.1

Weighted-average number of common shares outstanding - basic	382.6	389.5	383.2	391.2
Dilutive effect of stock options and restricted shares	5.8	7.7	5.2	7.4
Weighted-average number of common shares outstanding - diluted	388.4	397.2	388.4	398.6

Earnings per share available to IPG common stockholders:
Basic	$0.42	$0.44	$0.76	$0.77
Diluted	$0.41	$0.43	$0.75	$0.76

Note 7:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2018	December 31, 2017
Salaries, benefits and related expenses	$340.1	$441.7
Acquisition obligations	52.3	42.0
Office and related expenses	49.4	53.2
Interest	19.0	16.4
Other	110.2	121.4
Total accrued liabilities	$571.0	$674.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2018 and 2017 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net losses on sales of businesses	$(5.8)	$(8.7)	$(50.0)	$(20.9)
Other	(9.5)	(1.2)	(6.0)	(3.6)
Total other expense, net	$(15.3)	$(9.9)	$(56.0)	$(24.5)
Net losses on sales of businesses – During the three and nine months ended September 30, 2018 and 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable, and accounts payable, as held for sale within our IAN and CMG operating segments.
Other – During the three and nine months ended September 30, 2018, the amounts recognized are primarily a result of transaction-related costs from the Acxiom Acquisition.

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
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
	2018	2017
Number of shares repurchased	5.1	9.4
Aggregate cost, including fees	$117.1	$216.0
Average price per share, including fees	$23.03	$22.92
On July 2, 2018, in connection with the announcement of the Acxiom Acquisition, we announced the suspension for a period of time of share repurchases under the repurchase programs. As of September 30, 2018, $338.4, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date.

Note 8:  Income Taxes
For the three and nine months ended September 30, 2018, our effective income tax rates were negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, by losses on sales of businesses, and the classification of certain assets as held for sale, for which we received a minimal tax benefit, by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries, and by tax expense related to the true-up of our December 31, 2017 tax reform estimates as permitted by SEC Staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). This was partially offset by a tax benefit related to foreign tax credits from a distribution of unremitted earnings. The nine months ended September 30, 2018 also included research and development credits based on the conclusion of multi-year studies.
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations. At December 31, 2017, provisional amounts were recorded as permitted by SAB 118. As of September 30, 2018, we have finalized our calculations of the impact of the Tax Act and have revised our estimates as required by SAB 118. This resulted in a net increase of $16.7, primarily attributable to our estimate of the tax imposed on the deemed repatriation of unremitted foreign earnings.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. During the third quarter ended September 30, 2018, as a result of our increased debt and associated servicing commitments in connection with the Acxiom Acquisition that was consummated on October 1, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $440.0 of undistributed foreign earnings from certain international entities are no longer subject to the permanent reinvestment assertion. We recorded a tax expense of $17.3 representing our estimate of the tax costs associated with this change to our assertion. We have not changed our permanent reinvestment assertion with respect to any other international entities as the related historical earnings and profits will fund international operations and investments.
The Tax Act imposed a new tax on certain foreign earnings generated in 2018 and forward. These global intangible low-taxed income ("GILTI") tax rules are complex. U.S. GAAP allows us to choose an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. The Company has elected to account for the GILTI tax as a current expense.
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
The total amount of gross unrecognized tax benefits as of September 30, 2018 was $342.5. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $317.2. During the three and nine months ended September 30, 2018, the net increase to our unrecognized tax benefits was $36.6 and $70.5, respectively. The increase is primarily due to tax positions taken during a prior year.
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

Note 9:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the nine months ended September 30, 2018.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (shares or units)	1.9	$23.62
Performance-based stock (shares)	2.9	$21.13
Restricted stock units (settled in cash)	0.1	$23.63
Total stock-based compensation awards	4.9
During the nine months ended September 30, 2018, the Compensation Committee granted performance cash awards under the 2014 PIP and restricted cash awards under the 2009 Restricted Cash Plan with a total annual target value of $56.1 and $20.5, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2017	$(585.3)	$(6.8)	$(235.7)	$(827.8)
Other comprehensive loss before reclassifications	(119.6)	0.0	(0.6)	(120.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	16.7	1.2	4.8	22.7
Balance as of September 30, 2018	$(688.2)	$(5.6)	$(231.5)	$(925.3)

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2016	$(718.6)	$0.6	$(8.4)	$(238.0)	$(964.4)
Other comprehensive income before reclassifications	115.6	0.0	0.0	6.3	121.9
Amount reclassified from accumulated other comprehensive loss, net of tax	1.8	(0.6)	1.0	7.9	10.1
Balance as of September 30, 2017	$(601.2)	$0.0	$(7.4)	$(223.8)	$(832.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2018	2017	2018	2017
Foreign currency translation adjustments	$3.3	$1.5	$16.7	$1.8	Other expense, net
Gains on available-for-sale securities	0.0	(0.7)	0.0	(0.7)	Other expense, net
Losses on derivative instruments	0.6	0.5	1.7	1.6	Interest expense
Amortization of defined benefit pension and postretirement plan items	1.9	5.7	6.0	9.2	Other expense, net
Tax effect	(0.6)	(0.6)	(1.7)	(1.8)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$5.2	$6.4	$22.7	$10.1

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended September 30,	2018	2017	2018	2017	2018	2017
Service cost	$0.0	$0.0	$1.1	$1.0	$0.0	$0.0
Interest cost	1.2	1.3	3.1	3.4	0.3	0.3
Expected return on plan assets	(1.7)	(1.5)	(4.5)	(4.5)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.1	4.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.0	(0.1)
Unrecognized actuarial losses	0.4	0.3	1.4	1.4	0.0	0.0
Net periodic cost	$(0.1)	$0.1	$1.2	$5.4	$0.3	$0.2

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine months ended September 30,	2018	2017	2018	2017	2018	2017
Service cost	$0.0	$0.0	$3.1	$2.9	$0.0	$0.0
Interest cost	3.4	3.8	9.9	10.0	0.8	0.9
Expected return on plan assets	(5.0)	(4.6)	(14.2)	(13.2)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.3	4.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	1.2	1.1	4.4	4.1	0.1	0.0
Net periodic cost	$(0.4)	$0.3	$3.6	$7.9	$0.8	$0.8
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2018, we contributed $8.2 and $14.3 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2018, we expect to contribute approximately $0.4 and $5.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 12:  Segment Information
As of September 30, 2018, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss). Segment information is presented consistently with the basis described in our 2017 Annual Report on Form 10-K.    Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total revenue:
IAN	$1,774.7	$1,702.8	$5,272.7	$4,981.9
CMG	522.8	505.4	1,585.7	1,475.9
Total	$2,297.5	$2,208.2	$6,858.4	$6,457.8

Net revenue:
IAN	$1,580.5	$1,531.4	$4,690.9	$4,456.5
CMG	315.2	301.1	927.0	885.9
Total	$1,895.7	$1,832.5	$5,617.9	$5,342.4

Segment operating income (loss):
IAN	$236.3	$216.9	$531.5	$462.9
CMG	48.0	53.2	109.4	126.8
Corporate and other	(22.6)	(15.1)	(91.2)	(74.3)
Total	261.7	255.0	549.7	515.4

Interest expense, net	(22.3)	(16.9)	(59.6)	(53.6)
Other expense, net	(15.3)	(9.9)	(56.0)	(24.5)
Income before income taxes	$224.1	$228.2	$434.1	$437.3

Depreciation and amortization
IAN	$36.9	$35.1	$110.1	$101.7
CMG	6.1	5.6	18.2	17.6
Corporate and other	1.0	1.5	5.7	5.2
Total	$44.0	$42.2	$134.0	$124.5

Capital expenditures:
IAN	$35.2	$29.3	$82.9	$77.9
CMG	4.2	6.2	7.2	12.9
Corporate and other	4.8	4.3	15.6	17.9
Total	$44.2	$39.8	$105.7	$108.7

	September 30, 2018	December 31, 2017
Total assets:
IAN	$10,559.1	$10,978.0
CMG	1,515.0	1,427.4
Corporate and other	1,439.0	299.3
Total	$13,513.1	$12,704.7

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2018. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2018				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$96.9	$0.0	$0.0	$96.9	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$139.7	$139.7

	December 31, 2017				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$201.6	$0.0	$0.0	$201.6	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$147.0	$147.0

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $7.3 from December 31, 2017 to September 30, 2018 is primarily due to payments, partially offset by new acquisitions and option exercises. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,245.2	$40.7	$3,285.9	$0.0	$1,296.4	$46.2	$1,342.6
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
Guarantees
As discussed in our 2017 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of September 30, 2018 and December 31, 2017, the amount of parent company guarantees on lease obligations was $851.7 and $829.2, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $333.8 and $308.8, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $204.6 and $182.2, respectively.

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

Note 16:  Subsequent Events
Acxiom Acquisition Closing
On October 1, 2018, pursuant to the terms of the Acxiom Purchase Agreement, IPG completed the Acxiom Acquisition for $2,300.0 in cash, subject to customary closing adjustments. On that date, in connection with the consummation of the Acxiom Acquisition, the conditions to the closing of the Term Loan Agreement were satisfied and the Company borrowed $500.0 thereunder, due in 2021. The proceeds of such borrowing, together with proceeds from the issuance of the Senior Notes, were used to fund the Acxiom Acquisition and related fees and expenses. No additional amounts are available for borrowing under the Term Loan Agreement. In addition, with the consummation of the Acxiom Acquisition, the changes to the leverage ratio covenant in our Credit Agreement contemplated by the Amendment became effective.
During the third quarter ended September 30, 2018, we recorded $11.0 in "Selling, general and administrative expenses," $3.7 in "Interest expense," $0.4 in "Interest income" and $10.3 in "Other expense, net," for transaction-related costs. We expect to incur additional amounts during the fourth quarter of 2018. We have not yet completed purchase accounting for the Acxiom Acquisition.

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most favorably impacted our results during the first nine months of 2018 were the Euro and British Pound Sterling.
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
On October 1, 2018, IPG completed the acquisition of the Acxiom Marketing Solutions business unit (the “Acxiom Business”) for $2,300.0 in cash, subject to final customary closing adjustments (the “Acxiom Acquisition”). The deal combines our media, creative, marketing services and analytics capabilities, global scale and consumer insights with the Acxiom Business's expertise in data management. The Acxiom Business will represent approximately 8% of the combined company's net revenues, diversifying IPG's revenue base by client and practice discipline, and adding long-term, contracted revenue streams. See Note 16 to the unaudited Consolidated Financial Statements and “Liquidity and Capital Resources-Liquidity Outlook-Acxiom Acquisition” below for further details regarding the Acxiom Acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,			Nine months ended September 30, 2018
Statement of Operations Data	2018	2017	% Increase/ (Decrease)	2018	2017	% Increase/ (Decrease)
REVENUE:
Net revenue	$1,895.7	$1,832.5	3.4%	$5,617.9	$5,342.4	5.2%
Billable expenses	401.8	375.7	6.9%	1,240.5	1,115.4	11.2%
Total revenue	$2,297.5	$2,208.2	4.0%	$6,858.4	$6,457.8	6.2%

OPERATING INCOME	$261.7	$255.0	2.6%	$549.7	$515.4	6.7%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$161.0	$169.7		$292.7	$302.1

Earnings per share available to IPG common stockholders:
Basic	$0.42	$0.44		$0.76	$0.77
Diluted	$0.41	$0.43		$0.75	$0.76

Operating Ratios
Organic change in net revenue	5.4%			4.9%

Operating margin on net revenue	13.8%	13.9%		9.8%	9.6%
Operating margin on total revenue	11.4%	11.5%		8.0%	8.0%

Expenses as a % of net revenue:
Salaries and related expenses	66.0%	66.5%		69.0%	69.2%
Office and other direct expenses	16.7%	16.5%		17.3%	17.5%
Selling, general and administrative expenses	1.1%	0.7%		1.5%	1.3%
Depreciation and amortization	2.3%	2.3%		2.4%	2.3%
Our organic net revenue increase of 5.4% for the third quarter of 2018 and 4.9% for the first nine months of 2018 were driven by growth throughout nearly all geographic regions, primarily attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare and financial services sectors, partially offset by decreases in the food and beverage sector. During the third quarter of 2018, our operating margin on net revenue slightly decreased compared to the prior-year period due to $11.0 of transaction costs related to the Acxiom Acquisition. During the first nine months of 2018, our operating margin on net revenue increased to 9.8% from 9.6% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expenses, excluding billable expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended September 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2018	Organic	Total
Consolidated	$1,832.5	$(23.5)	$(12.2)	$98.9	$1,895.7	5.4%	3.4%
Domestic	1,109.6	0.0	(4.0)	55.3	1,160.9	5.0%	4.6%
International	722.9	(23.5)	(8.2)	43.6	734.8	6.0%	1.6%
United Kingdom	160.0	1.1	2.1	10.8	174.0	6.8%	8.8%
Continental Europe	150.7	(2.8)	(4.7)	8.8	152.0	5.8%	0.9%
Asia Pacific	203.7	(6.7)	(1.6)	15.2	210.6	7.5%	3.4%
Latin America	86.9	(12.1)	(1.6)	10.8	84.0	12.4%	(3.3)%
Other	121.6	(3.0)	(2.4)	(2.0)	114.2	(1.6)%	(6.1)%
The 5.0% organic increase during the third quarter of 2018 in our domestic market was driven by growth across nearly all disciplines, most notably at our media and advertising businesses. In our international markets, the 6.0% organic increase was driven by growth across nearly all geographic regions, primarily at our media and advertising businesses and our digital specialist agencies.

		Components of Change				Change
	Nine months ended September 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2018	Organic	Total
Consolidated	$5,342.4	$50.9	$(38.8)	$263.4	$5,617.9	4.9%	5.2%
Domestic	3,294.3	0.0	(22.4)	152.8	3,424.7	4.6%	4.0%
International	2,048.1	50.9	(16.4)	110.6	2,193.2	5.4%	7.1%
United Kingdom	436.9	27.7	6.4	42.2	513.2	9.7%	17.5%
Continental Europe	446.2	30.4	(14.0)	26.8	489.4	6.0%	9.7%
Asia Pacific	582.7	7.9	(2.1)	15.1	603.6	2.6%	3.6%
Latin America	241.6	(19.7)	(4.0)	22.0	239.9	9.1%	(0.7)%
Other	340.7	4.6	(2.7)	4.5	347.1	1.3%	1.9%
The organic increases in our domestic and international markets were primarily driven by factors similar to those noted above for the third quarter of 2018, including strong performance at our advertising businesses in the United Kingdom and at our media businesses in the Continental Europe, United Kingdom and Latin America regions.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Increase/ (Decrease)	2018	2017	% Increase/ (Decrease)
Salaries and related expenses	$1,251.4	$1,218.8	2.7%	$3,874.6	$3,699.4	4.7%

As a % of net revenue:
Salaries and related expenses	66.0%	66.5%		69.0%	69.2%
Base salaries, benefits and tax	56.8%	57.3%		58.2%	58.8%
Incentive expense	2.7%	2.1%		3.4%	3.1%
Severance expense	0.6%	0.8%		1.0%	1.1%
Temporary help	4.4%	3.9%		4.4%	4.0%
All other salaries and related expenses	1.5%	2.4%		2.0%	2.2%
Net revenue growth of 3.4% outpaced the increase of salaries and related expenses of 2.7% during the third quarter of 2018 as compared to the prior-year period, primarily driven by leverage in base salaries, benefits and tax, partially offset by higher incentive expense and higher temporary help to support business growth.
Net revenue growth of 5.2% outpaced the increase of salaries and related expenses of 4.7% during the first nine months of 2018 as compared to the prior-year period. The increase was primarily driven by factors similar to those noted above for the third quarter of 2018.
Office and Other Direct Expenses

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Increase/ (Decrease)	2018	2017	% Increase/ (Decrease)
Office and other direct expenses	$317.0	$302.9	4.7%	$974.1	$934.0	4.3%

As a % of net revenue:
Office and other direct expenses	16.7%	16.5%		17.3%	17.5%
Occupancy expense	7.0%	7.1%		6.9%	7.1%
All other office and other direct expenses [1]	9.7%	9.4%		10.4%	10.4%

1
Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Office and other direct expenses increased by 4.7% compared to net revenue growth of 3.4% during the third quarter of 2018 as compared to the prior-year period, primarily driven by certain allowances, new business development costs, and data costs within our media businesses to support our investment in data and technology.
Net revenue growth of 5.2% outpaced the increase of office and other direct expenses of 4.3% during the first nine months of 2018 as compared to the prior-year period, primarily driven by leverage in occupancy expense, partially offset by new business development costs, and data costs within our media businesses to support our investment in data and technology.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a percentage of net revenue increased to 1.1% in the third quarter of 2018 from 0.7% in the prior-year period and increased to 1.5% in the first nine months of 2018 from 1.3% in the prior-year period, primarily as a result of transaction costs related to the Acxiom Acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue remained flat in the third quarter of 2018 and in the first nine months of 2018 as compared to the prior-year periods.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cash interest on debt obligations	$(27.0)	$(21.0)	$(70.9)	$(60.1)
Non-cash interest	(0.6)	—	(2.7)	(7.5)
Interest expense	(27.6)	(21.0)	(73.6)	(67.6)
Interest income	5.3	4.1	14.0	14.0
Net interest expense	(22.3)	(16.9)	(59.6)	(53.6)
Other expense, net	(15.3)	(9.9)	(56.0)	(24.5)
Total (expenses) and other income	$(37.6)	$(26.8)	$(115.6)	$(78.1)
Net Interest Expense
For the three and nine months ended September 30, 2018 and 2017, net interest expense increased by $5.4 and $6.0 as compared to the respective prior-year periods due to increased short-term borrowings and higher interest rates. For the nine months ended September 30, 2018, this was partially offset by decreased non-cash interest expense from revaluations of mandatorily redeemable noncontrolling interests.
Other Expense, Net
Results of operations for the three and nine months ended September 30, 2018 and 2017 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net losses on sales of businesses	$(5.8)	$(8.7)	$(50.0)	$(20.9)
Other	(9.5)	(1.2)	(6.0)	(3.6)
Total other expense, net	$(15.3)	$(9.9)	$(56.0)	$(24.5)
Net losses on sales of businesses – During the three and nine months ended September 30, 2018 and 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our Integrated Agency Networks ("IAN") and Constituency Management Group ("CMG") operating segments.
Other – During the three and nine months ended September 30, 2018, the amounts recognized are primarily a result of transaction-related costs from the Acxiom Acquisition.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income before income taxes	$224.1	$228.2	$434.1	$437.3
Provision for income taxes	$60.7	$54.9	$137.0	$136.2
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2018, our effective income tax rates were negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

allowances, by losses on sales of businesses, and the classification of certain assets as held for sale, for which we received a minimal tax benefit, by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries, and by tax expense related to the true-up of our December 31, 2017 tax reform estimates as permitted by SEC Staff issued Staff Accounting Bulletin No. 118 ("SAB 118"). This was partially offset by a tax benefit related to foreign tax credits from a distribution of unremitted earnings. The nine months ended September 30, 2018 also included research and development credits based on the conclusion of multi-year studies.
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations. At December 31, 2017, provisional amounts were recorded as permitted by SAB 118. As of September 30, 2018, we have finalized our calculations of the impact of the Tax Act and have revised our estimates as required by SAB 118. This resulted in a net increase of $16.7, primarily attributable to our estimate of the tax imposed on the deemed repatriation of unremitted foreign earnings.
The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. During the third quarter ended September 30, 2018, as a result of our increased debt and associated servicing commitments in connection with the Acxiom Acquisition that was consummated on October 1, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $440.0 of undistributed foreign earnings from certain international entities are no longer subject to the permanent reinvestment assertion. We recorded a tax expense of $17.3 representing our estimate of the tax costs associated with this change to our assertion. We have not changed our permanent reinvestment assertion with respect to any other international entities as the related historical earnings and profits will fund international operations and investments.
The Tax Act imposed a new tax on certain foreign earnings generated in 2018 and forward. These global intangible low-taxed income ("GILTI") tax rules are complex. U.S. GAAP allows us to choose an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. The Company has elected to account for the GILTI tax as a current expense.
For the three and nine months ended September 30, 2017, our effective income tax rates were positively impacted by a benefit of $31.2 related to foreign tax credits from distributions of unremitted earnings, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a full tax benefit. For the nine months ended September 30, 2017, our effective income tax rate was positively impacted by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2018 were $0.42 and $0.76, respectively, compared to $0.44 and $0.77 for the three and nine months ended September 30, 2017, respectively. Diluted earnings per share for the three and nine months ended September 30, 2018 were $0.41 and $0.75, respectively, compared to $0.43 and $0.76 for the three and nine months ended September 30, 2017, respectively.
For the three and nine months ended September 30, 2018, net income available to IPG common stockholders included net losses of $5.1 and $48.9, respectively, on sales of businesses, and the classification of certain assets as held for sale, primarily in our international markets, resulting in a negative impact of $0.01 and $0.13, respectively, on both basic and diluted earnings per share. For the three and nine months ended September 30, 2018, net income available to IPG common stockholders also included transaction costs related to the Acxiom Acquisition of $18.4 and $19.5, respectively, resulting in negative impact of $0.05 on both basic and diluted earnings per share.
For the three and nine months ended September 30, 2017, net income available to IPG common stockholders included $31.2 related to foreign tax credits from distributions of unremitted earnings, resulting in a positive impact of $0.08 on basic and diluted earnings per share for both periods. For the three and nine months ended September 30, 2017, net income available to IPG common stockholders included net losses of $7.0 and $19.2, respectively, on sales of businesses, and the classification of certain assets as held for sale, primarily in our international markets, resulting in negative impacts of $0.02 and $0.05, respectively, to basic and diluted earnings per share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations – Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
As discussed in Note 12 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2018: IAN and CMG. We also report results for the "Corporate and other" group.
IAN
Net Revenue

		Components of Change				Change
	Three months ended September 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2018	Organic	Total
Consolidated	$1,531.4	$(21.9)	$(16.3)	$87.3	$1,580.5	5.7%	3.2%
Domestic	913.1	0.0	(5.5)	45.3	952.9	5.0%	4.4%
International	618.3	(21.9)	(10.8)	42.0	627.6	6.8%	1.5%
The organic increase was primarily attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare sector. The organic increase in our domestic market was driven across all of our major networks. The international organic increase was driven by growth across nearly all geographic regions, primarily at our media and advertising businesses and our digital specialist agencies.

		Components of Change				Change
	Nine months ended September 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2018	Organic	Total
Consolidated	$4,456.5	$38.4	$(43.1)	$239.1	$4,690.9	5.4%	5.3%
Domestic	2,701.4	0.0	(22.8)	135.6	2,814.2	5.0%	4.2%
International	1,755.1	38.4	(20.3)	103.5	1,876.7	5.9%	6.9%
The organic revenue increases in our domestic and international markets were primarily driven by factors similar to those noted above for the third quarter of 2018, including strong performance at our advertising businesses in the United Kingdom and at our media businesses in the Continental Europe, United Kingdom and Latin America regions.
Segment Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Segment operating income	$236.3	$216.9	8.9%	$531.5	$462.9	14.8%
Operating margin on net revenue	15.0%	14.2%		11.3%	10.4%

Operating margin expanded during the third quarter of 2018 when compared to the third quarter of 2017, as the net revenue growth of 3.2%, the organic component of which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses. The net revenue growth outpaced the increase in salaries and related expenses as compared to the prior period, primarily due to leverage in base salaries, benefits and tax, partially offset by higher incentive expense and higher temporary help to support business growth. The growth in net revenue also outpaced the increase in office and other direct expenses as compared to the prior-year period, primarily driven by leverage in occupancy expense, partially offset by certain allowances and data costs within our media businesses to support our investment in data and technology. Depreciation and amortization as a percentage of net revenue remained flat as compared to the prior-year period.
Operating margin expanded during the first nine months of 2018 when compared to the first nine months of 2017, as the net revenue growth of 5.3%, the organic component of which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses. The net revenue growth outpaced the increase in salaries and related expenses as compared to the prior period, primarily driven by factors similar to those noted above for the third quarter of 2018. The growth in net revenue also outpaced the increase in office and other direct expenses as compared to the prior-year period, primarily driven by leverage in occupancy expense and year-over-year change in contingent acquisition obligations, partially offset by data costs within our media

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

businesses to support our investment in data and technology. Depreciation and amortization as a percentage of net revenue remained flat as compared to the prior-year period.
CMG
Net Revenue

		Components of Change				Change
	Three months ended September 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2018	Organic	Total
Consolidated	$301.1	$(1.6)	$4.1	$11.6	$315.2	3.9%	4.7%
Domestic	196.5	0.0	1.5	10.0	208.0	5.1%	5.9%
International	104.6	(1.6)	2.6	1.6	107.2	1.5%	2.5%
The organic increase was primarily attributable to net client wins, most notably in the technology and telecom sector. The organic increases were driven by growth at our public relations agencies and sports marketing business, most notably in our domestic market and the United Kingdom.

		Components of Change				Change
	Nine months ended September 30, 2017	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2018	Organic	Total
Consolidated	$885.9	$12.5	$4.3	$24.3	$927.0	2.7%	4.6%
Domestic	592.9	0.0	0.4	17.2	610.5	2.9%	3.0%
International	293.0	12.5	3.9	7.1	316.5	2.4%	8.0%
The organic revenue increase in our domestic and international markets were primarily driven by factors similar to those noted above for the third quarter of 2018.
Segment Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Segment operating income	$48.0	$53.2	(9.8)%	$109.4	$126.8	(13.7)%
Operating margin on net revenue	15.2%	17.7%		11.8%	14.3%
Operating margin decreased during the third quarter of 2018 when compared to the third quarter of 2017, as the increase in operating expenses, excluding billable expenses, primarily driven by higher salaries and related expenses to support business growth and new business development costs, outpaced net revenue growth of 4.7%, the organic component of which was discussed in detail above.
Operating margin decreased during the first nine months of 2018 when compared to the first nine months of 2017, as the increase in operating expenses, excluding billable expenses, primarily driven by the year-over-year change in contingent acquisition obligations as well as factors similar to those noted above for the third quarter of 2018, outpaced net revenue growth of 4.6%, the organic component of which was discussed in detail above.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Corporate and other expenses increased by $7.5 to $22.6 during the third quarter of 2018 as compared to the prior-year period, primarily due to transaction costs related to the Acxiom Acquisition of $11.0. During the first nine months of 2018, corporate and other expenses increased by $16.9 to $91.2 as compared to the prior-year period, likewise primarily due to transaction costs related to the Acxiom Acquisition of $12.4.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2018	2017
Net income, adjusted to reconcile to net cash used in operating activities [1]	$533.8	$555.0
Net cash used in working capital [2]	(867.3)	(672.6)
Changes in other non-current assets and liabilities using cash	6.8	(21.4)
Net cash used in operating activities	$(326.7)	$(139.0)
Net cash used in investing activities	(116.6)	(140.5)
Net cash provided by (used in) financing activities	1,550.6	(113.1)

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
Net cash used in operating activities during the first nine months of 2018 was $326.7, which was an increase of $187.7 as compared to the first nine months of 2017, primarily as a result of an increase in working capital usage of $194.7. Working capital in 2017 benefited from the spending patterns of our clients compared to 2018. The working capital usage in both periods was primarily attributable to our media businesses.
Investing Activities
Net cash used in investing activities during the first nine months of 2018 primarily consisted of payments for capital expenditures of $105.7, related mostly to leasehold improvements and computer software and hardware.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financing Activities
Net cash provided by financing activities during the first nine months of 2018 was driven by net proceeds from long-term debt issued to finance the Acxiom Acquisition, partially offset by the payment of dividends of $241.6 and the repurchase of 5.1 shares of our common stock for an aggregate cost of $117.1, including fees.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $35.3 during the first nine months of 2018. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Brazilian Real, Indian Rupee, and South African Rand as of September 30, 2018 as compared to December 31, 2017.
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
Notable funding requirements include:

•
Debt service – As of September 30, 2018, we had outstanding short-term borrowings of $82.6 primarily from our uncommitted lines of credit and commercial paper program used primarily to fund seasonal working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2020 through 2048. On September 21, 2018, we issued $2,000.0 in aggregate principal amount of unsecured senior notes (in four separate series) for purposes of financing the Acxiom Acquisition. See Note 4 to the unaudited Consolidated Financial Statements for further information.

•
Other Acquisitions – We paid cash of $11.8, net of cash acquired of $0.5, for acquisitions completed in the first nine months of 2018. We also paid $0.2 in up-front payments and $48.7 in deferred payments for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $53.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $30.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first nine months of 2018, we paid a quarterly cash dividend of $0.21 per share on our common stock, which corresponded to a dividend payment of $241.6. Assuming we continue to pay a quarterly dividend of $0.21 per share, and there is no significant change in the number of outstanding shares as of September 30, 2018, we would expect to pay approximately $322.0 over the next twelve months.

Acxiom Acquisition
On October 1, 2018, pursuant to the terms of the Membership Interest Purchase Agreement dated as of July 2, 2018, we completed the Acxiom Acquisition for $2,300.0 in cash, subject to final customary closing adjustments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

In connection with the Acxiom Acquisition, on September 21, 2018, we issued $2,000.0 total in aggregate principal amount of unsecured senior notes (the "Senior Notes"). Additionally, we borrowed $500.0 on October 1, 2018 through debt financing arrangements with third-party lenders under a three-year term loan agreement (the "Term Loan Agreement"). The combined proceeds from the Senior Notes and the Term Loan Agreement were used to fund the $2,300.0 cash payment and the expenses related to closing the Acxiom Acquisition on October 1, 2018 (the "Acxiom Closing Date"), with remaining proceeds used for general corporate purposes, including repayment of commercial paper and uncommitted lines of credit balances.
Our third quarter results include after-tax transaction-related costs of $18.4. The indebtedness incurred to fund the Acxiom Acquisition has significantly increased our outstanding debt levels and will result in corresponding higher interest expense going forward. See Notes 4 and 16 to the unaudited Consolidated Financial Statements for further information.
Share Repurchase Program
In February 2018, our Board of Directors (the "Board") authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock, which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2017. As of September 30, 2018, $338.4, excluding fees, remains available for repurchase under the share repurchase programs. The share repurchase programs have no expiration date. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means.
On July 2, 2018, in connection with the announcement of the Acxiom Acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the Acxiom Acquisition.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Agreements
We maintain a committed corporate credit facility, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2018, there were no borrowings under the Credit Agreement; however, we had $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5.
On July 27, 2018, we entered into Amendment No. 1 to our Credit Agreement (the "Amendment"). The Amendment increased the maximum leverage ratio covenant to (i) 4.00 to 1.00 for the first, second and third fiscal quarters ending after the Acxiom Closing Date, (ii) 3.75 to 1.00 for the fourth, fifth, sixth and seventh full fiscal quarters ending after the Acxiom Closing Date and (iii) 3.50 to 1.00 for the eighth full fiscal quarter ending after the Acxiom Closing Date and thereafter. The Amendment further excludes any debt securities issued to finance the Acxiom Acquisition for purposes of determining compliance with the aforementioned leverage ratios until the Acxiom Closing Date to the extent that the cash proceeds from the issuance of such debt securities are either held in escrow on customary terms or are held by the Company as unrestricted cash or cash equivalents.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2018. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of September 30, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2018	EBITDA Reconciliation	September 30, 2018
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$972.7
Actual interest coverage ratio	15.59x	Add:
Leverage ratio (not greater than) [1]	3.50x	Depreciation and amortization	260.6
Actual leverage ratio [2]	1.80x	EBITDA [1]	$1,233.3

1
The interest coverage ratio is defined as EBITDA (as defined in the Credit Agreement), to net interest expense for the four quarters then ended. The leverage ratio is defined as debt, as of the last day of such fiscal quarter (subject to adjustment as set forth in the Credit Agreement) to EBITDA for the four quarters then ended.

2
Pursuant to Amendment No. 1 to the Credit Agreement, disregards $1,119.2 of senior debt, equivalent to the net proceeds from issuance of the Senior Notes and held as cash or cash equivalents at quarter end, pending consummation of the Acxiom Acquisition.

We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,157.0, under which we had outstanding borrowings of $66.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2018 was $100.6, with a weighted-average interest rate of approximately 4.3%.
Commercial Paper
We have a commercial paper program under which the Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of September 30, 2018, there was $16.0 of commercial paper outstanding. The average amount outstanding under the program during the third quarter of 2018 was $735.7, with a weighted-average interest rate of 2.4% and a weighted-average maturity of fifteen days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2018, the amount netted was $2,085.4.
DEBT CREDIT RATINGS
Our debt credit ratings as of October 15, 2018, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB+
Outlook	Stable	Negative	Stable
A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid, and our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2017 other than those in connection with the adoption of the new revenue standard as detailed in Note 2 to the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.
RECENT ACCOUNTING STANDARDS
See Note 15 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first nine months of 2018. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2018, and December 31, 2017, approximately 96% and 94%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of September 30, 2018. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 14 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2017 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2018, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2018 to September 30, 2018:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	126,884	$23.46	110,000	$338,421,933
August 1 - 31	—	$—	—	$338,421,933
September 1 - 30	1,543	$22.59	—	$338,421,933
Total	128,427	$23.45	110,000

1
Included shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 16,884 Withheld Shares in July 2018, no Withheld Shares in August 2018 and 1,543 Withheld Shares in September 2018, for a total of 18,427 Withheld Shares during the three-month period.

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

3
On February 14, 2018, we announced that our Board of Directors had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock, in addition to amounts available on existing authorizations. There is no expiration date associated with the share repurchase programs. On July 2, 2018, in connection with the announcement of the acquisition of the Acxiom Marketing Solutions business, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels expected in conjunction with the Acxiom Acquisition.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Membership Interest Purchase Agreement, dated as of July 2, 2018, by and among Acxiom Corporation, The Interpublic Group of Companies, Inc. (the “Company”), LiveRamp, Inc. and Acxiom Holdings, Inc., is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on July 6, 2018.

4.1
Fifth Supplemental Indenture, dated as of September 21, 2018, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on September 21, 2018.

4.2
Sixth Supplemental Indenture, dated as of September 21, 2018, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on September 21, 2018.

4.3
Seventh Supplemental Indenture, dated as of September 21, 2018, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on September 21, 2018.

4.4
Eighth Supplemental Indenture, dated as of September 21, 2018, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on September 21, 2018.

4.5	Form of Global Note representing 3.500% Senior Notes due 2020 (included as part of Exhibit 4.1).

4.6	Form of Global Note representing 3.750% Senior Notes due 2021 (included as part of Exhibit 4.2).

4.7	Form of Global Note representing 4.650% Senior Notes due 2028 (included as part of Exhibit 4.3).

4.8	Form of Global Note representing 5.400% Senior Notes due 2048 (included as part of Exhibit 4.4).

10.1
Credit Agreement, dated as of July 27, 2018, among the Company, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint leader arrangers and joint bookrunners, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on August 2, 2018.

10.2
Amendment No. 1 to the Credit Agreement, dated as of July 27, 2018, among the Company, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Citibank, N.A., as agent for the lenders, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company that was filed with the Securities and Exchange Commission on August 2, 2018.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 25, 2018

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 25, 2018