Form 10-K
period 2018-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2019-02-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 29, 2018, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $9.0 billion. The number of shares of the registrant’s common stock outstanding as of February 13, 2019 was 384,912,527.
DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of the Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world; and

•	failure to realize the anticipated benefits of the acquisition of the Acxiom business.
Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in this report.

PART I

Item 1.	Business
The Interpublic Group of Companies, Inc. ("Interpublic," the "Company," "IPG," "we," "us" or "our") was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The Company has operated under the Interpublic name since January 1961.

About Us
We are one of the world’s premier global advertising and marketing services companies. Through our 54,000 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With offices in over 110 countries, we can operate in a single region or deliver global integrated programs.
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

•
McCann Worldgroup is a leading global marketing solutions network united across more than 100 countries by a single vision: to help brands play a meaningful role in people’s lives. The network, ranked by the 2018 Global Effie Index as the world’s most creatively effective network in the world, is comprised of agencies that emphasize creativity, innovation and performance. Agencies aligned with McCann Worldgroup to deliver fully integrated solutions include: McCann (advertising), MRM//McCann (digital marketing/relationship management), Momentum Worldwide (total brand experience), McCann Health (professional/dtc communications), CRAFT (production), PMK-BNC (entertainment/brand/popular culture), Weber Shandwick (public relations) and FutureBrand (consulting/design).

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

•
MullenLowe Group is a creatively driven integrated marketing communications network with a strong entrepreneurial heritage and challenger mentality. A global creative boutique of distinctive diverse agencies, MullenLowe Group is present in more than 65 markets. With a hyperbundled-operating model, global specialisms include expertise in brand strategy, and through-the-line advertising with MullenLowe; digital transformation with MullenLowe Profero; media and communications planning and buying with MullenLowe Mediahub; customer experience activation with MullenLowe Open; and consumer and corporate PR with MullenLowe PR and MullenLowe salt. The group is focused on delivering an “Unfair Share of Attention” for clients and is consistently ranked among the most awarded creative and effective agency networks in the world, and in 2018 was named to the Ad Age Agency A-List.

•
IPG Mediabrands, the global media and data arm of IPG, manages tens of billions of dollars in marketing investment on behalf of its clients, employing over 12,000 marketing communication specialists in over 100 countries. The agency group delivers business results for clients by providing strategic counsel and advisory services to navigate the fast-evolving consumer and media landscape. These solutions are developed and executed through integrated, data-driven marketing strategies. Full-service and global agencies within the IPG Mediabrands network include UM and Initiative. Additional leading brands and specialist business units include Cadreon, Healix, IPG Media Lab, MAGNA, Orion Holdings, Rapport and Reprise.

•
We also have exceptional global marketing specialists across a range of disciplines. Our industry-leading public relations agencies such as Weber Shandwick, Golin, DeVries Global, Axis, Creation and Current Marketing have expertise in every significant area of communication management. Jack Morton is a global brand experience agency, and FutureBrand is a leading brand consultancy. Octagon is a global sports, entertainment and lifestyle marketing agency. Our digital specialist agencies, led by R/GA, Huge and MRM//McCann, are among the industry's most award-winning digital agencies. Our premier healthcare communications specialists reside within our global creative networks.

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

•
Acxiom, which IPG acquired in 2018, provides the data foundation for many of the world’s largest and most sophisticated marketers. Acxiom’s solutions help clients organize, cleanse and store data in a secure and compliant fashion and will substantially enhance our ability to provide marketing insights and actions to our clients.

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

•
Future-facing acquisition: In adding Acxiom to our organization in 2018, we directly address the data-centric ecosystem where all of our clients must now operate. Media and marketing is increasingly centered around the ability to manage data to create deeper direct customer relationships, and Acxiom provides the tools for us to help our clients connect with individual consumers at scale.

•
Investment in emerging and strategic markets: We strengthened our position in emerging markets by driving organic growth as well as completing strategic acquisitions in Asia, Europe, Latin America, and North America.

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

In 2018, IPG was named the Holding Company of the Year at the North American Effie Awards; McCann Worldgroup was named Agency Network of the Year; McCann New York was named Most Effective Agency Office of the Year and received the Grand Effie for The Power of SHE, "Fearless Girl." At the 2018 Cannes Lions Festival of Creativity, for the third consecutive year an IPG agency took home the most prestigious network honor in healthcare marketing as FCB Health was named Healthcare Network of the Year. IPG agencies also won two of the Cannes Festival’s highest honors - the Grand Prix in Innovation as well as the Grand Prix in eCommerce; these are the two newest prizes at the Festival, recognizing transformational work for clients in high-growth disciplines.
In the U.S. market, IPG once again led the industry in Advertising Age’s annual "A-List," a ranking of the industry's ten most innovative and creative agencies. McCann, R/GA and MullenLowe ranked among the industry's best-performing agencies and MRM//McCann was named the "Agency of the Year" in the BtoB category. Additionally, IPG agencies Momentum Worldwide and Weber Shandwick were identified as "Agency Standouts" in the awards issue, and FCB received a top ranking as an "Agency to Watch." Ad Age selects agencies based on account wins, quality of work and business results delivered on behalf of their clients.

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
To meet the changing needs of the marketplace, we have been active in making new acquisitions and minority investments in specialty digital assets. In addition, we have consistently invested in existing assets such as Cadreon (audience management platform), the IPG Media Lab, Huge, MRM//McCann and R/GA, which serve as key digital partners to many of the agencies within IPG.
Fast-Growth and Strategic Regions
We continue to invest and expand our presence in high-growth and strategic geographic regions. In recent years, we have made significant investments in Brazil, India and China, further strengthening our position in these important developing markets. Our operations in India are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with offices across 13 countries. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands and opportunistically acquire specialty offerings. Additional areas of investment include key strategic markets in North America, Asia Pacific, Latin America and Africa.
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
We began our formal programs over a decade ago. Since then, IPG has seen dramatic improvements in the diversity of our workforce, and further progress is a management priority. In the U.S., IPG exceeded the ad industry’s representation rates for women and minorities for both professional-level and management positions in the most recent filings. An environment that encourages respect and trust is key to a creative business like ours, and IPG believes a competitive advantage comes with having a variety of perspectives and beliefs in its workforce.
Acquisition Strategy
A disciplined acquisition strategy, focused on high-growth capabilities and regions of the world, is one component of growing our services in today's rapidly-changing marketing services and media landscape. When an outstanding resource or a strong tactical fit becomes available, we have been opportunistic over the years in making tuck-in, niche acquisitions that enhance our service offerings.
In 2018, we pursued and completed the transformative acquisition of its Marketing Solutions business ("Acxiom") from Acxiom Holdings, Inc. (the "Acxiom Acquisition"). By adding Acxiom to our offering, we have positioned our company for a future in which data-driven marketing solutions are increasingly core to brands' success. With Acxiom, we can go to market as a trusted, high-value partner that will deliver on the promise of combining data management and marketing services to drive measurable business outcomes for our clients.
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies. In 2018, aside from Acxiom, M&A activity brought approximately 140 employees into the fold in markets including Brazil, Israel and the U.K. The acquisitions improved our positioning in critical disciplines such as content creation, especially for social media, digital and entertainment marketing.

Financial Objectives
Our financial goals include competitive organic revenue growth and operating margin expansion excluding net interest, other expense, provision for income taxes, and amortization of acquired intangibles, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and deliver long-term shareholder value.

Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). IAN is comprised of McCann Worldgroup, FCB, MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group, which includes three months of results from Acxiom. See Note 14 in Item 8, Financial Statements and Supplementary Data for further information.

Sources of Revenue
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our existing clients and our ability to win new clients. Most of our client contracts are individually negotiated, and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days or less.
Revenues for the creation and production of advertising or the planning and placement of media are determined primarily on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients include an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed-upon qualitative or quantitative metrics within specified time periods. Commissions are earned based on services provided.
We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing, and corporate and brand identity services.
In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients, as is customary in the advertising and marketing industries. To the extent possible, we pay production and media charges after we have received funds from our clients, and in some instances we agree with the provider that we will only be liable to pay the production and media costs after the client has paid us for the charges. Generally, we act as the client’s agent rather than the primary obligor in these arrangements.

Our revenue is typically lowest in the first quarter and highest in the fourth quarter.

	Consolidated Total Revenues for the Three Months Ended [1]
	2018		2017
(Amounts in Millions)		% of Total		% of Total
March 31	$2,169.1	22.3%	$2,063.8	22.8%
June 30	2,391.8	24.6%	2,185.8	24.2%
September 30	2,297.5	23.7%	2,208.2	24.4%
December 31	2,856.0	29.4%	2,589.8	28.6%
	$9,714.4		$9,047.6

1
Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("ASC 606") using the full retrospective transition method and revised its Consolidated financial statements for the years ended December 31, 2017 and 2016, however the Company did not restate results from 2016 by quarter. For the year ended December 31, 2016, the restated total revenue was $9,056.2. See Note 1 and 2 in Item 8, Financial Statements and Supplementary Data, for further detail on the ASC 606 adoption.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on net revenue accounted for approximately 18% of net revenue in 2018 and 20% in 2017. Our largest client accounted for approximately 4% of net revenue for both 2018 and 2017. Based on net revenue for the year ended December 31, 2018, our largest client sectors (in alphabetical order) were auto and transportation, healthcare and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
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
Digital marketing services are a dynamic and growing sector of our business. Our service offerings in this area are covered by laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations, including data shared between countries or regions in which we operate. While we maintain policies and operational procedures to promote effective privacy protection and data management, existing and proposed laws and regulations in this area, such as the General Data Protection Regulation (“GDPR”) in the European Union, the California Consumer Privacy Act (“CCPA”) going into effect in 2020 and other different forms of privacy legislation under consideration across the markets in which we operate, can impact the development, efficacy and profitability of internet-based and other digital marketing. Limitations on the scheduling, content or delivery of direct marketing activities can likewise impact the activities of our agencies offering those services.
With agencies and clients located in over 110 countries worldwide, we are also subject to laws governing our international operations. These include broad anti-corruption laws such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery

Act (2010), which generally prohibit the making or offering of improper payments to government officials and political figures. Export controls and economic sanctions regimes, such as those maintained by the U.S. government and comparable ones by the member states of the European Union, impose limitations on the Company’s ability to operate in certain geographic regions or to seek or service certain potential clients. Likewise, our Treasury operations must comply with exchange controls, restrictions on currency repatriation and the control requirements of applicable anti-money-laundering statutes.

Personnel
As of December 31, 2018, we employed approximately 54,000 people, of whom approximately 22,500 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

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

Executive Officers of IPG

Name	Age	Office
Michael I. Roth [1]	73	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	55	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	52	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	47	Senior Vice President, Audit and Chief Risk Officer
Ellen Johnson	53	Senior Vice President of Finance and Treasurer
Philippe Krakowsky	56	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	58	Executive Vice President and Chief Financial Officer

1	Also a Director
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
Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. In 2017, Mr. Carroll assumed additional responsibilities as Chief Financial Officer for the Constituency Management Group (CMG). Mr. Carroll served as Senior Vice President and Controller of McCann Worldgroup from November 2005 to March 2006. Prior to joining us, Mr. Carroll served in various Chief Accounting Officer and Controller roles. Prior to that time, he served as a Financial Vice President at Lucent Technologies, Inc. and began his professional career at PricewaterhouseCoopers from October 1991 to September 2000. Mr. Carroll has been a director of the T. Howard Foundation since 2015.
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
The advertising and marketing communications business is highly competitive and constantly changing. Our agencies and media services compete with other agencies and other providers of creative, marketing or media services to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants.
Competitive challenges also arise from rapidly-evolving and new technologies in the marketing and advertising space, creating opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements. As data-driven marketing solutions become increasingly core to the success of our brands, any failure to keep up with rapidly changing technologies and standards in this space could harm our competitive position.
The client’s perception of the quality of our agencies’ creative work, its confidence in our ability to protect the confidentiality of their and their customers’ data and its relationships with key personnel at the Company or our agencies are important factors that affect our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services and technologies may also be an important competitive consideration. On the other hand, because an agency’s principal asset is its people, freedom of entry into the industry is almost unlimited, and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.

•	Clients may terminate or reduce their relationships with us on short notice.
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue accounted for approximately 18% of revenue in 2018. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
We are exposed to risks associated with weak or uncertain regional or global economic conditions and increased disruption in the financial markets. The global economy continues to be challenging in some markets. Uncertainty about the continued strength of the global economy generally, or economic conditions in certain regions, and a degree of caution on the part of some marketers, can have an effect on the demand for advertising and marketing communication services. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

•	We may lose or fail to attract and retain key employees and management personnel.
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and factors which may be beyond our control. Changes to U.S. or other immigration policies that restrain the flow of professional talent may inhibit our ability to staff our offices or projects. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility and significant use of third-party or temporary workers to staff new, growing or temporary assignments. If we were to fail to attract key personnel or lose them to competitors or clients, or fail to manage our workforce effectively, our business and results of operations could be adversely affected.

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
We are a global business, with agencies located in over 110 countries, including every significant world market. Operations outside the United States represent a significant portion of our revenues, approximately 40% in 2018. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, and difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, including the FCPA and the U.K. Anti-Bribery Act (2010), which can be comprehensive, complex and stringent, in all jurisdictions where we operate, certain of which present heightened compliance challenges. Export controls and economic sanctions, such as those maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury, can impose limitations on our ability to operate in certain geographic regions or to seek or service certain potential clients. These restrictions can place us at a competitive disadvantage with respect to those competitors who may not be subject to comparable restrictions. Failure to comply or to implement business practices that sufficiently prevent corruption or violation of sanctions laws could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm.
Given our substantial operations in the United Kingdom and Continental Europe, we face continued uncertainty surrounding the form and consequences of the implementation of the U.K.’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” It is possible that Brexit and changes resulting from Brexit, particularly in the event the U.K. and the European Union fail to come to an agreement on the terms of the U.K. exit, will cause increased regulatory and legal complexities and negative economic impacts. These impacts and any increased restrictions on the free movement of labor, capital, goods and services between the United Kingdom and the remaining members of the European Union, could create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, and have an adverse effect on our business, financial results and operations.
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

Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based, digital and targeted marketing. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. The costs of compliance with these laws may increase in the future as a result of the implementation of new laws or regulations, such as the GDPR and the CCPA, or changes in interpretations of current ones, such as the interpretation of existing consumer protection laws as imposing restrictions on the online collection, storage and use of personal data. If we are unable to transfer data between countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in penalties or significant legal liability. Legislators, agencies and other governmental units may also continue to initiate proposals to ban the advertising of specific products, such as alcohol or tobacco, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues. Governmental action, including judicial rulings, on the relative responsibilities of clients and their marketing agencies for the content of their marketing can also impact our operations. Furthermore, we could suffer reputational risk as a result of governmental or legal action or from undertaking work that may be challenged by consumer groups or considered controversial.

•	We face risks associated with our acquisitions and other investments.
We regularly undertake acquisitions and other investments that we believe will enhance our service offerings to our clients. On October 1, 2018, we completed the acquisition of Acxiom for approximately $2.3 billion, including customary closing adjustments. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, we may be unsuccessful in ascertaining or evaluating all such risks. Though we typically structure our acquisitions to provide for future contingent purchase payments that are based on the future performance of the acquired entity, our forecasts of the investment’s future performance also factor into the initial consideration. When actual financial results differ, our returns on the investment could be adversely affected.
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
We rely extensively and increasingly on information technologies and infrastructure to manage our business, including digital storage of marketing strategies and client information, develop new business opportunities and digital products, and process business transactions. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, phishing attacks and other attempts to gain access to confidential or personal data, denial of service attacks or other malicious activities is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. Our business, which increasingly involves the collection, use and transmission of customer data, may make us and our agencies attractive targets for malicious third-party attempts to access this data. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase our potential vulnerability to such breakdowns, malicious intrusions or attacks.

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
As of December 31, 2018, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $4.9 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see Critical Accounting Estimates in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The Credit Agreement and the $500 million term loan we entered into to provide financing for the Acxiom acquisition (the “Term Loan”) each contain financial covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenants would be more difficult to achieve if we were to experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. If we were unable to comply with any of the financial covenants contained in the Credit Agreement and the Term Loan, we could be required to seek an amendment or waiver from our lenders, and our costs under these agreements could increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement and the Term Loan could be terminated, and any outstanding amounts could be subject to acceleration.
Furthermore, if our business or financial needs lead us to seek new or additional sources of liquidity, there can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all. For further discussion of our liquidity profile and outlook, see Liquidity and Capital Resources in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	In connection with the Acxiom acquisition, we incurred a substantial amount of additional debt.
On October 1, 2018, we completed the acquisition of Acxiom for approximately $2.3 billion, including customary closing adjustments. The indebtedness we incurred to fund the Acxiom Acquisition significantly increased our outstanding debt levels and will require us to dedicate a substantial portion of our cash flow to servicing this debt. As of December 31, 2018, $1.4 billion of this new indebtedness matures within three years. If we are unable to generate sufficient funds to meet our obligations under our credit facilities or the debt securities we issued in connection with the acquisition, we may be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash through the sale of our common stock or convertible securities. We cannot assure you that we would be able to obtain refinancing on terms as favorable as our current financing or that any restructuring, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet our obligations. If we were to raise additional funds through the issuance of equity or convertible securities, that issuance could also result in substantial dilution to existing stockholders.

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
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 15 in Item 8, Financial Statements and Supplementary Data for further information on our lease commitments.

Item 3.	Legal Proceedings
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, we believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Note 15 in Item 8, Financial Statements and Supplementary Data for further information relating to our legal matters.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “IPG”. As of February 13, 2019, there were approximately 10,000 registered holders of our outstanding common stock.
On February 13, 2019, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.235 per share, payable on March 15, 2019 to holders of record as of the close of business on March 1, 2019. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.
Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2018 to December 31, 2018.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	3,824	$23.30	—	$338,421,933
November 1 - 30	1,750	$23.77	—	$338,421,933
December 1 - 31	—	—	—	$338,421,933
Total	5,574	$23.45	—

1
The total number of shares of our common stock, par value $0.10 per share, repurchased were withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the "Withheld Shares").

2
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum in the applicable period of the aggregate value of the tax withholding obligations by the sum of the number of Withheld Shares.

3
In February 2017, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2017 Share Repurchase Program"). In February 2018, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2017 Share Repurchase Program. On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition, and no shares were repurchased pursuant to the share repurchase programs in the periods reflected. There are no expiration dates associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)

Years ended December 31,	2018 [1]	2017	2016	2015	2014
Statement of Operations Data
Revenue:
Net revenue [2,3]	$8,031.6	$7,473.5	$7,452.3	N/A	N/A
Billable expenses [2,3]	1,682.8	1,574.1	1,603.9	N/A	N/A
Total Revenue [2,3]	9,714.4	9,047.6	9,056.2	7,613.8	7,537.1
Operating Expenses:
Salaries and related expenses [3]	5,298.3	4,990.7	4,942.2	4,765.8	4,723.4
Office and other direct expenses [3]	1,355.1	1,268.8	1,274.9	1,682.5	1,721.0
Billable expenses [2,3]	1,682.8	1,574.1	1,603.9	N/A	N/A
Cost of services [3]	8,336.2	7,833.6	7,821.0	6,448.3	6,444.4
Selling, general and administrative expenses [3]	166.5	118.5	138.6	133.8	141.3
Depreciation and amortization [3]	202.9	157.1	160.2	156.9	163.0
Total operating expenses [2,3]	8,705.6	8,109.2	8,119.8	6,739.0	6,748.7
Operating income [2]	1,008.8	938.4	936.4	874.8	788.4
Provision for income taxes [2,4]	199.2	271.3	196.9	282.8	216.5
Net income [2,5]	637.7	570.4	629.0	480.5	505.4
Net income available to IPG common stockholders [2,5]	618.9	554.4	605.0	454.6	477.1

Earnings per share available to IPG common stockholders:
Basic [2,6]	$1.61	$1.42	$1.52	$1.11	$1.14
Diluted [2,6]	$1.59	$1.40	$1.48	$1.09	$1.12

Weighted-average number of common shares outstanding:
Basic	383.3	389.6	397.9	408.1	419.2
Diluted	389.0	397.3	408.0	415.7	425.4

Dividends declared per common share	$0.84	$0.72	$0.60	$0.48	$0.38

Other Financial Data
Net cash provided by operating activities	$565.1	$881.8	$512.8	$688.5	$696.5

As of December 31,	2018	2017	2016	2015	2014
Balance Sheet Data
Cash and cash equivalents and marketable securities	$673.5	$791.0	$1,100.6	$1,509.7	$1,667.2
Total assets [2]	15,620.3	12,704.7	12,511.8	12,585.1	12,736.6
Total debt	3,734.0	1,372.5	1,690.3	1,745.1	1,705.5
Total liabilities [2]	13,019.6	10,206.3	10,168.6	10,331.4	10,328.0
Total stockholders’ equity [2]	2,432.8	2,246.3	2,090.4	2,001.8	2,151.2

1	On October 1, 2018, the Company completed its acquisition of Acxiom. See Note 6 in Item 8, Financial Statements and Supplementary Data, for further detail on the acquisition.

2
Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("ASC 606") using the full retrospective transition method and revised its Consolidated financial statements for the years ended December 31, 2017 and 2016. See Note 1 and 2 in Item 8, Financial Statements and Supplementary Data, for further detail on the ASC 606 adoption.

3
The Company has revised the presentation of its Consolidated Statements of Operations, which disaggregates net revenue and billable expenses within total revenue and separately presents cost of services; selling, general and administrative expenses; and depreciation and amortization within operating expenses. The revised presentation does not impact total revenue, total operating expenses or operating income.

4
The year ended December 31, 2018 included a benefit of $12.1 from transaction costs directly related to the acquisition of Acxiom, a benefit of $23.4 related to various discrete tax items, and a benefit of $4.8 related to amortization of acquired intangibles. The year ended December 31, 2017 included a benefit of $36.0 related to the net effect of the Tax Cuts and Jobs Act. The year ended December 31, 2016 included a net reversal of valuation allowances of $12.2, a benefit of $23.4 related to the conclusion and settlement of a tax examination of previous years and a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns. The year ended December 31, 2014 included a net reversal of valuation allowances of $67.6.

5
The years ended December 31, 2018, 2017, 2016 and 2015 included after-tax losses of $ $59.7, $16.7, $39.0 and $47.1, respectively, on sales of businesses. The year ended December 31, 2018 included after-tax transaction costs directly related to the acquisition of Acxiom of $36.5, after-tax amortization of acquired intangibles of $32.8, and the positive impact of various discrete tax items of $23.4. The year ended December 31, 2014 included after-tax losses of $6.6 related to our early extinguishment of debt.

6
Refer to "Earnings Per Share" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further detail on the basic and diluted earnings per share impacts for the years ended December 31, 2018, 2017, and 2016. Basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from losses on sales of businesses. Basic and diluted earnings per share for the year ended December 31, 2014 included a positive impact of $0.16 per share from the net reversal of valuation allowances on deferred tax assets in Continental Europe. Basic and diluted earnings per share for the year ended December 31, 2014 also included a negative impact of $0.01 and $0.02 per share, respectively, from a loss on early extinguishment of debt, net of tax.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2018 compared to 2017 and 2017 compared to 2016.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 16 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2018 or that have not yet been required to be implemented and may be applicable to our future operations.
NON-GAAP FINANCIAL MEASURE provides a reconciliation of non-GAAP financial measures with the most directly comparable generally accepted accounting principles in the United States ("U.S. GAAP") financial measures and sets forth the reasons we believe that presentation of the non-GAAP financial measure contained therein provides useful information to investors regarding our results of operations and financial condition.

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
Our financial goals include competitive organic net revenue growth and operating margin expansion excluding net interest, other expense, provision for income taxes, and amortization of acquired intangibles, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most favorably impacted our results during the year ended December 31, 2018 were the Euro and British Pound Sterling. The foreign currencies that most adversely impacted our results during the year ended December 31, 2018 were the Argentine Peso and Brazilian Real.
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
On October 1, 2018 (the "Closing Date"), pursuant to the terms of the Membership Interest Purchase Agreement, dated as of July 2, 2018, the Company completed the acquisition of Acxiom Holdings, Inc.’s Marketing Solutions business through the acquisition of 100% of the equity interests of Acxiom for $2,327.9, subject to customary closing adjustments (the "Acxiom Acquisition"). The purpose of the acquisition is to combine the Company's media, creative, marketing services and analytics capabilities, global scale and consumer insights, with Acxiom's expertise in identity, data, integrations and data stewardship. See Note 6 in Item 8, Financial Statements and Supplementary Data for further detail on the acquisition.
The metrics that we use to evaluate our financial performance include organic change in net revenue as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated net revenue. EBITA, as defined and discussed within the Non-GAAP Financial Measure section of the MD&A, is an additional measure related to profitability used by management. In certain of our discussions, we analyze net revenue by geographic region and by business sector, in which we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated net revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table presents a summary of our financial performance for the years ended December 31, 2018, 2017 and 2016.

	Years ended December 31,			Change
				2018 vs 2017	2017 vs 2016
Statement of Operations Data	2018	2017	2016	% Increase/ (Decrease)	% Increase/ (Decrease)
REVENUE:
Net revenue	$8,031.6	$7,473.5	$7,452.3	7.5%	0.3%
Billable expenses	1,682.8	1,574.1	1,603.9	6.9%	(1.9)%
Total revenue	$9,714.4	$9,047.6	$9,056.2	7.4%	(0.1)%

OPERATING INCOME [1]	$1,008.8	$938.4	$936.4	7.5%	0.2%

EBITA [1,2]	$1,046.4	$959.5	$958.3	9.1%	0.1%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$618.9	$554.4	$605.0

Earnings per share available to IPG common stockholders:
Basic [1]	$1.61	$1.42	$1.52
Diluted [1]	$1.59	$1.40	$1.48

Operating Ratios
Organic change in net revenue	5.5%	1.5%

Operating margin on net revenue [1]	12.6%	12.6%	12.6%
Operating margin on total revenue [1]	10.4%	10.4%	10.3%

EBITA margin on net revenue [1,2]	13.0%	12.8%	12.9%

Expenses as a % of net revenue:
Salaries and related expenses	66.0%	66.8%	66.3%
Office and other direct expenses	16.9%	17.0%	17.1%
Selling, general and administrative expenses [1]	2.1%	1.6%	1.9%
Depreciation and amortization	2.5%	2.1%	2.1%

1	In 2018, calculations include transaction costs of $35.0 related to the Acxiom Acquisition.

2	EBITA is a financial measure that is not defined by U.S. GAAP. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
Our organic net revenue increase of 5.5% for the year ended December 31, 2018 was driven by growth throughout all geographic regions, and attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare sector, partially offset by decreases in the food and beverage sector. During the year ended December 31, 2018, our operating margin on net revenue remained flat compared to the prior-year period and included $35.0 of transaction costs and $16.7 of amortization of acquired intangibles related to the Acxiom Acquisition.
Our restated organic net revenue increase of 1.5% for the year ended December 31, 2017, was driven by growth throughout nearly all geographic regions, primarily attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare and auto and transportation sectors, partially offset by decreases in the financial and technology and telecom sectors. During the year ended December 31, 2017, our operating margin on net revenue remained flat compared to the prior-year period as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("ASC 606"). See Note 1 and 2 in Item 8, Financial Statements and Supplementary Data, for further detail on the ASC 606 adoption.

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

	Year ended December 31, 2017	Components of Change			Year ended December 31, 2018	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,473.5	$15.9	$128.2	$414.0	$8,031.6	5.5%	7.5%
Domestic	4,458.8	0.0	139.9	226.3	4,825.0	5.1%	8.2%
International	3,014.7	15.9	(11.7)	187.7	3,206.6	6.2%	6.4%
United Kingdom	613.1	24.1	15.3	59.2	711.7	9.7%	16.1%
Continental Europe	687.8	27.8	(14.7)	36.6	737.5	5.3%	7.2%
Asia Pacific	866.9	(2.0)	(2.0)	33.9	896.8	3.9%	3.4%
Latin America	350.8	(35.6)	(6.1)	41.0	350.1	11.7%	(0.2)%
Other	496.1	1.6	(4.2)	17.0	510.5	3.4%	2.9%
The organic increase in our domestic market was driven by growth across all disciplines, most notably at our advertising and media businesses. In our international markets, the organic increase was driven by growth across all geographic regions and nearly all disciplines, primarily at our media and advertising businesses and our digital specialist agencies, including strong performance at our advertising businesses in the United Kingdom and at our media businesses in the Continental Europe, Latin America and United Kingdom regions. Consolidated net acquisitions includes $181.7 net revenue from Acxiom, which we acquired on October 1, 2018.

	Year ended December 31, 2016	Components of Change			Year ended December 31, 2017	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,452.3	$0.8	$(94.5)	$114.9	$7,473.5	1.5%	0.3%
Domestic	4,443.2	0.0	(67.1)	82.7	4,458.8	1.9%	0.4%
International	3,009.1	0.8	(27.4)	32.2	3,014.7	1.1%	0.2%
United Kingdom	604.3	(31.6)	13.9	26.5	613.1	4.4%	1.5%
Continental Europe	682.0	9.2	(18.0)	14.6	687.8	2.1%	0.9%
Asia Pacific	887.7	2.9	1.7	(25.4)	866.9	(2.9)%	(2.3)%
Latin America	367.8	14.3	(27.6)	(3.7)	350.8	(1.0)%	(4.6)%
Other	467.3	6.0	2.6	20.2	496.1	4.3%	6.2%
The organic increase in our domestic market was mainly driven by strong growth at our media and advertising businesses, partially offset by weakness in our public relations and digital specialist agencies. In our international markets, the organic revenue increase was primarily driven by growth at our media businesses and public relations agencies across nearly all regions and our advertising businesses in the United Kingdom, partially offset by decreases at our advertising businesses in the Asia Pacific and Latin America regions and our digital specialist agencies in the United Kingdom.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Salaries and Related Expenses

	Years ended December 31,			Change
				2018 vs 2017	2017 vs 2016
	2018	2017	2016	% Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and related expenses	$5,298.3	$4,990.7	$4,942.2	6.2%	1.0%

As a % of net revenue:
Salaries and related expenses	66.0%	66.8%	66.3%
Base salaries, benefits and tax	54.9%	56.1%	54.6%
Incentive expense	3.7%	3.3%	3.9%
Severance expense	0.9%	1.0%	0.9%
Temporary help	4.2%	3.9%	3.8%
All other salaries and related expenses	2.3%	2.5%	3.1%
Net revenue growth of 7.5% outpaced the increase in salaries and related expenses of 6.2% in 2018 as compared to the prior-year period, primarily driven by leverage in base salaries, benefits and tax, partially offset by higher incentive expense as a result of improved financial performance and higher temporary help to support business growth. The Acxiom Acquisition did not have a significant impact on the ratios presented above.
Salaries and related expenses increased by 1.0% compared to net revenue growth of 0.3% in 2017 as compared to 2016, primarily driven by deleveraging in base salaries, benefits and tax, partially offset by lower incentive expense and a decrease in acquisition-related contractual compensation, which is classified within all other salaries and related expenses in the table above.

Office and Other Direct Expenses

	Years ended December 31,			Change
				2018 vs 2017	2017 vs 2016
	2018	2017	2016	% Increase/ (Decrease)	% Increase/ (Decrease)
Office and other direct expenses	$1,355.1	$1,268.8	$1,274.9	6.8%	(0.5)%

As a % of net revenue:
Office and other direct expenses	16.9%	17.0%	17.1%
Occupancy expense	6.5%	6.8%	6.6%
All other office and other direct expenses [1]	10.4%	10.2%	10.5%

1
Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Net revenue growth of 7.5% outpaced the increase in office and other direct expenses of 6.8% in 2018 as compared to the prior-year period, primarily driven by leverage in occupancy expense, partially offset by an increase in client service costs from Acxiom and year-over-year change in contingent acquisition obligations.
Net revenue growth of 0.3% outpaced the decrease in office and other direct expenses of 0.5% in 2017 as compared to 2016, primarily driven by leverage in year-over-year change in contingent acquisition obligations, partially offset by higher occupancy costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a percentage of net revenue increased to 2.1% in 2018 from 1.6% in the prior-year period, primarily as a result of transaction costs related to the Acxiom Acquisition and higher incentive expense. SG&A as a percentage of net revenue decreased to 1.6% in 2017 from 1.9% in 2016, primarily as a result of lower incentive expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue increased to 2.5% in 2018 from 2.1% in 2017, primarily due to amortization of acquired intangibles from Acxiom, which we expect to have a material non-cash impact going forward, estimated to be between $65.0 and $75.0 annually. Depreciation and amortization as a percentage of net revenue remained flat in 2017 as compared to 2016. For the years ended December 31, 2018, 2017 and 2016, amortization of acquired intangibles was $37.6, $21.1 and $21.9, respectively.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2018	2017	2016
Cash interest on debt obligations	$(118.4)	$(81.9)	$(78.4)
Non-cash interest	(4.6)	(8.9)	(12.2)
Interest expense	(123.0)	(90.8)	(90.6)
Interest income	21.8	19.4	20.1
Net interest expense	(101.2)	(71.4)	(70.5)
Other expense, net	(69.6)	(26.2)	(40.3)
Total (expenses) and other income	$(170.8)	$(97.6)	$(110.8)
Net Interest Expense
For 2018, net interest expense increased by $29.8 as compared to 2017, primarily attributable to increased cash interest expense from the issuance of $2,500.0 of long-term debt in September and October of 2018 in order to finance the Acxiom Acquisition as well as increased short-term borrowings and higher interest rates throughout the year. This was partially offset by decreased non-cash interest expense from revaluations of mandatorily redeemable noncontrolling interests. For 2017, net interest expense increased by $0.9 as compared to 2016.

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2018	2017	2016
Net losses on sales of businesses	$(61.9)	$(24.1)	$(41.4)
Other	(7.7)	(2.1)	1.1
Total other expense, net	$(69.6)	$(26.2)	$(40.3)
Net losses on sales of businesses – During 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our Integrated Agency Networks ("IAN") and the Constituency Management Group ("CMG") reportable segments. The businesses held for sale as of year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. During 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our IAN reportable segment. During 2016, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within both our IAN and CMG reportable segments.
Other – During 2018, the amounts recognized were primarily a result of transaction-related costs from the Acxiom Acquisition.

INCOME TAXES

	Years ended December 31,
	2018	2017	2016
Income before income taxes	$838.0	$840.8	$825.6
Provision for income taxes	$199.2	$271.3	$196.9
Effective income tax rate	23.8%	32.3%	23.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Effective Tax Rate
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2018, our effective income tax rate of 23.8% was positively impacted by U.S. tax incentives, foreign tax credits from a distribution of unremitted earnings, the net reversal of valuation allowance in Continental Europe and research and development credits. The effective income tax rate was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, non-deductible losses on sales of businesses and assets held for sale, by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries, and by tax expense related to the true-up of our December 31, 2017 tax reform estimates as permitted by SEC Staff issued Accounting Bulletin No. 118 (“SAB 118”).
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations. At December 31, 2017, provisional amounts were recorded as permitted by SAB 118. We have finalized our calculations of the impact of the Tax Act and have revised our estimates as required by SAB 118. This resulted in a net tax expense of $13.4, primarily attributable to our estimate of the tax imposed on the deemed repatriation of unremitted foreign earnings.
The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded income taxes on such amounts. In light of our increased debt and associated servicing commitments in connection with the Acxiom Acquisition that was consummated on October 1, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $435.0 of undistributed foreign earnings from certain international entities are no longer subject to the permanent reinvestment assertion. We recorded a tax expense of $10.8 representing our estimate of the tax costs associated with this change to our assertion. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments.
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
In 2017, our effective income tax rate of 32.3% was positively impacted by a net benefit of $36.0 as a result of the Tax Act, as well as excess tax benefits on employee share-based payments, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
In 2016, our effective income tax rate of 23.8% was positively impacted by a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns for tax years 2014 and 2015 primarily related to foreign tax credits and, to a lesser extent, research and development credits based on the conclusion of multi-year studies; the settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4; the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe; excess tax benefits on employee share-based payments; and various changes in state income tax laws as well as the recognition of previously unrecognized state tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by the revaluation of deferred tax assets as a result of a statutory tax rate change in Continental Europe, losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.
See Note 9 in Item 8, Financial Statements and Supplementary Data for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2018, 2017 and 2016 were $1.61, $1.42 and $1.52 per share, respectively. Diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 were $1.59, $1.40 and $1.48 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2018 included a negative impact of $0.16 and $0.15, respectively, from losses on sales of businesses and the classification of certain assets as held for sale primarily in our international markets, a negative impact of $0.10 and $0.09, respectively, from transaction costs directly related to the acquisition of Acxiom, and a negative impact of $0.09 and $0.08, respectively, from the amortization of acquired intangibles, partially offset by a positive impact of $0.06 and $0.06, respectively, from various discrete tax items.
Basic and diluted earnings per share for the year ended December 31, 2017 included a negative impact of $0.05 from the amortization of acquired intangibles, and a negative impact of $0.04 from losses on sales of businesses and the classification of certain assets as held for sale, offset by a net positive impact of $0.09 as a result of the Tax Act. Basic and diluted earnings per

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

share for the year ended December 31, 2016 included a net positive impact of $0.20 from the various discrete tax items, partially offset by a negative impact of $0.10 from losses on sales of businesses and the classification of certain assets as held for sale and $0.05 from the amortization of acquired intangibles.

Segment Results of Operations
As discussed in Note 14 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2018: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
Net Revenue

	Year ended December 31, 2017	Components of Change			Year ended December 31, 2018	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,266.7	$6.9	$(61.1)	$373.3	$6,585.8	6.0%	5.1%
Domestic	3,660.6	0.0	(27.9)	200.0	3,832.7	5.5%	4.7%
International	2,606.1	6.9	(33.2)	173.3	2,753.1	6.6%	5.6%
The organic increase was attributable to net client wins and net higher spending from existing clients, most notably in the healthcare sector, partially offset by decreases in the food and beverage sector. The organic increase in our domestic market was driven by growth across all of our major networks. The international organic increase was driven by growth across all geographic regions and all disciplines, primarily at our media and advertising businesses and our digital specialist agencies, including strong performance at our advertising businesses in the United Kingdom and at our media businesses in the Continental Europe, Latin America and United Kingdom regions.

	Year ended December 31, 2016	Components of Change			Year ended December 31, 2017	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,201.4	$6.3	$(65.3)	$124.3	$6,266.7	2.0%	1.1%
Domestic	3,600.3	0.0	(47.4)	107.7	3,660.6	3.0%	1.7%
International	2,601.1	6.3	(17.9)	16.6	2,606.1	0.6%	0.2%
The organic revenue increase was primarily attributable to growth within the healthcare and auto and transportation sectors, partially offset by decreases in the financial services and technology and telecom sectors. The organic increase in our domestic market was mainly driven by strong growth at our media and advertising businesses, partially offset by a decline within our digital specialist agencies. In our international markets, the organic increase was primarily driven by strong growth at our media businesses across all regions, most notably in Canada within our Other region, as well as our advertising businesses in the United Kingdom, partially offset by decreases at our advertising businesses in the Asia Pacific and Latin America regions. The organic growth in our media and advertising businesses was also positively impacted by the achievement of contractual performance-related incentives.

Segment Operating Income

	Years ended December 31,			Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Segment operating income	$982.8	$875.1	$894.3	12.3%	(2.1)%
Operating margin	14.9%	14.0%	14.4%

Operating margin increased during 2018 when compared to 2017, as net revenue growth of 5.1%, the organic component of which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses, primarily driven by leverage in base salaries, benefits and tax and occupancy expense, partially offset by higher incentive expense as a result of improved financial performance and higher temporary help to support business growth. Depreciation and amortization as a percentage of net revenue remained relatively flat as compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Operating margin decreased during 2017 when compared to 2016, as the increase in operating expenses, excluding billable expenses, primarily driven by deleveraging in base salaries, benefits and tax and occupancy expense, partially offset by lower incentive expense, outpaced net revenue growth of 1.1%, the organic component of which was discussed in detail above. Depreciation and amortization as a percentage of net revenue remained flat as compared to the prior-year period.

CMG
Net Revenue

	Year ended December 31, 2017	Components of Change			Year ended December 31, 2018	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,206.8	$9.0	$7.6	$40.7	$1,264.1	3.4%	4.7%
Domestic	798.2	0.0	0.1	26.3	824.6	3.3%	3.3%
International	408.6	9.0	7.5	14.4	439.5	3.5%	7.6%
The organic increase was attributable to net client wins and net higher spending from existing clients, most notably in the technology and telecom sector. The organic increases were driven by growth across all geographic regions, primarily at our public relations agencies and sports marketing business, most notably in our domestic market.

	Year ended December 31, 2016	Components of Change			Year ended December 31, 2017	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,250.9	$(5.5)	$(29.2)	$(9.4)	$1,206.8	(0.8)%	(3.5)%
Domestic	842.9	0.0	(19.7)	(25.0)	798.2	(3.0)%	(5.3)%
International	408.0	(5.5)	(9.5)	15.6	408.6	3.8%	0.1%
The organic revenue decrease in our domestic market was mainly driven by decreases in our public relations agencies and branding businesses, partially offset by growth at our sports marketing business. In our international markets, the organic increase was primarily driven by growth at our public relations and sports marketing business across nearly all regions, partially offset by a decrease in our events business in the United Kingdom.

Segment Operating Income

	Years ended December 31,			Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Segment operating income	$175.0	$189.9	$189.3	(7.8)%	0.3%
Operating margin	13.8%	15.7%	15.1%
Operating margin decreased during 2018 when compared to 2017, due to the increase in operating expenses, excluding billable expenses, primarily driven by the year-over-year change in contingent acquisition obligations. Depreciation and amortization as a percentage of net revenue remained flat as compared to the prior-year period.
Operating margin increased during 2017 when compared to 2016, as the decrease in operating expenses, excluding billable expenses, surpassed the decrease in net revenue growth of 3.5%, the organic component of which was discussed in detail above. The decrease in operating expenses was primarily driven by leverage in year-over-year change in contingent acquisition obligations as well as lower discretionary bonus, partially offset by deleveraging in base salaries, benefits and tax. Depreciation and amortization as a percentage of net revenue remained flat as compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

CORPORATE AND OTHER
Corporate and other is primarily comprised of selling, general and administrative expenses as well as three months of results from Acxiom in 2018. Selling, general and administrative expenses includes corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
As of December 31, 2018, Corporate and other includes Acxiom, which was acquired on October 1, 2018 and had total and net revenue of $181.7 for the three months ended December 31, 2018, while we are evaluating the internal reporting structure of our Company along with the Acxiom business.
Corporate and other expenses increased by $22.4 to $149.0 during 2018 as compared to 2017, primarily due to transaction costs of $35.0 and depreciation and amortization expense related to the Acxiom Acquisition. Corporate and other expenses in 2017 decreased by $20.6 to $126.6 compared to 2016, primarily due to lower incentive expense.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2018	2017	2016
Net income, adjusted to reconcile to net cash provided by operating activities [1]	$1,013.0	$852.1	$1,018.6
Net cash (used in) provided by working capital [2]	(431.1)	5.3	(410.3)
Changes in other non-current assets and liabilities	(16.8)	24.4	(95.5)
Net cash provided by operating activities	$565.1	$881.8	$512.8
Net cash used in investing activities	(2,491.5)	(196.2)	(263.9)
Net cash provided by (used in) financing activities	1,853.2	(1,004.9)	(666.4)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, accounts receivable billable to clients, other current assets, accounts payable and accrued liabilities.

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
Net cash provided by operating activities during 2018 was $565.1, which was a decrease of $316.7 as compared to 2017, primarily as a result of an increase in working capital usage of $436.4. Working capital in 2018 was impacted by the spending levels of our clients as compared to 2017. The working capital usage in both periods was primarily attributable to our media businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Net cash provided by operating activities during 2017 was $881.8, which was an increase of $369.0 as compared to 2016, primarily as a result of an improvement in working capital usage of $415.6. Working capital in 2017 benefited from the spending patterns of our clients compared to 2016.

Investing Activities
Net cash used in investing activities during 2018 consisted of payments for acquisitions of $2,309.8, related mostly to the Acxiom Acquisition, and payments for capital expenditures of $177.1, related mostly to leasehold improvements and computer hardware and software.
Net cash used in investing activities during 2017 primarily consisted of payments for capital expenditures of $155.9, related mostly to leasehold improvements and computer hardware and software.

Financing Activities
Net cash provided by financing activities during 2018 was driven by net proceeds from long-term debt of $2,494.2 primarily to finance the Acxiom Acquisition, partially offset by the payment of dividends of $322.1, the repurchase of 5.1 shares of our common stock for an aggregate cost of $117.1, including fees, and the repayment of long-term debt of $104.8.
Net cash used in financing activities during 2017 was primarily driven by the redemption of all $300.0 in aggregate principal amount of the 2.25% Senior Notes due 2017, the repurchase of 13.7 shares of our common stock for an aggregate cost of $300.1, including fees, and the payment of dividends of $280.3.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in an a net decrease of $47.3 in 2018. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, South African Rand, and Indian Rupee as of December 31, 2018 compared to December 31, 2017.
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
Notable funding requirements include:

•
Debt service – As of December 31, 2018, we had outstanding short-term borrowings of $73.7 from our uncommitted lines of credit used primarily to fund seasonal working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2020 through 2048. On September 21, 2018, we issued $2,000.0 in aggregate principal amount of unsecured senior notes (in four separate series of $500.0 each, together the "Senior Notes"). On October 1, 2018, we borrowed an additional $500.0 through debt financing arrangements with third-party lenders under a three-year term loan agreement (the "Term Loan Agreement"), $100.0 of which we repaid on December 3, 2018. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

•
Acquisitions – We paid cash of $2,309.6, net of cash acquired of $13.8, for acquisitions completed in 2018. We also paid $0.2 in up-front payments and $53.1 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $66.0 in 2019 related to prior-year acquisitions. We may also be required to pay approximately $25.0 in 2019 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – During 2018, we paid four quarterly cash dividends of $0.21 per share on our common stock, which corresponded to aggregate dividend payments of $322.1. On February 13, 2019, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.235 per share, payable on March 15, 2019 to holders of record as of the close of business on March 1, 2019. Assuming we pay a quarterly dividend of $0.235 per share and there is no significant change in the number of outstanding shares as of December 31, 2018, we would expect to pay approximately $360.0 over the next twelve months.

Acxiom Acquisition
On October 1, 2018, pursuant to the terms of the Membership Interest Purchase Agreement dated as of July 2, 2018, we completed the Acxiom Acquisition for $2,327.9, subject to customary closing adjustments. The combined proceeds from the Senior Notes and the Term Loan Agreement were used to fund the transaction. See Note 6 in Item 8, Financial Statements and Supplementary Data for further information.
The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2018 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2019	2020	2021	2022	2023
Long-term debt [1]	$0.1	$496.9	$896.8	$248.2	$497.7	$1,520.6	$3,660.3
Interest payments on long-term debt [1]	157.1	141.6	121.0	93.9	73.6	799.7	1,386.9
Non-cancelable operating lease obligations [2]	344.3	319.1	280.1	241.2	183.4	714.1	2,082.2
Contingent acquisition payments [3]	95.8	50.6	66.5	10.4	13.7	5.2	242.2
Uncertain tax positions [4]	18.0	184.6	48.1	23.4	6.5	54.8	335.4
Total	$615.3	$1,192.8	$1,412.5	$617.1	$774.9	$3,094.4	$7,707.0

1
Amounts represent maturity at book value and interest payments based on contractual obligations. We may at our option and at any time redeem all or some of any outstanding series of our senior notes reflected in this table at the redemption prices set forth in the applicable supplemental indentures under which such senior notes were issued. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information.

2	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.

3
We have structured certain acquisitions with additional contingent purchase price obligations based on factors including future performance of the acquired entity. See Note 5 and Note 15 in Item 8, Financial Statements and Supplementary Data for further information.

4	The amounts presented are estimates due to inherent uncertainty of tax settlements, including the ability to offset liabilities with tax loss carryforwards.

Share Repurchase Program
In February 2018, the Board authorized a share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock , which was in addition to the remaining amount available to be repurchased from the $300.0 authorization made by the Board in February 2017. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of the repurchases in future periods will depend on market conditions and other funding requirements.
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of December 31, 2018, $338.4, excluding fees, remains available for repurchase under the share repurchase programs. There is no expiration date associated with the share repurchase programs.

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
At December 31, 2018, we held $264.3 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any income taxes on such amounts. In light of our increased debt and associated servicing commitments in connection with the Acxiom Acquisition that was consummated on October 1, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $435.0 of undistributed foreign earnings from certain international entities are no longer subject to the permanent reinvestment assertion. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments.

Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2018, there were no borrowings under the Credit Agreement; however, we had $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5.
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
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2018, the applicable margin was 0.10% for base rate advances and 1.10% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2018, was 0.15% on the aggregate lending commitment under the Credit Agreement.
The table below sets forth the financial covenants in effect as of December 31, 2018, which apply to both the Credit Agreement and the Term Loan Agreement.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants [1]	December 31, 2018	EBITDA Reconciliation [1]	December 31, 2018
Interest coverage ratio (not less than)	5.00x	Operating income	1,110.7
Actual interest coverage ratio	7.93x	Add:
Leverage ratio (not greater than)	4.00x	Depreciation and amortization	320.7
Actual leverage ratio	2.61x	EBITDA	$1,431.4

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement and the Term Loan Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended. Pursuant to Amendment No. 1 to the Credit Agreement, the maximum leverage ratio increased to 4.00x after the Acxiom Closing Date on October 1, 2018. The inclusion of Acxiom results, as required per the Credit Agreement and the Term Loan Agreement, did not impact compliance with our covenants.

As of December 31, 2018, we were in compliance with all of our covenants in the Credit Agreement and the Term Loan Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from the applicable lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, these facilities could be terminated and our lenders could accelerate payments of any

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the Credit Agreement.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,173.1, under which we had outstanding borrowings of $73.7 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2018 was $96.4, with a weighted-average interest rate of approximately 4.5%.

Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of December 31, 2018, there was no commercial paper outstanding. The average amount outstanding under the program was $648.7 in 2018, with a weighted-average interest rate of 2.4% and a weighted-average maturity of twenty-two days.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2018 and 2017 the amounts netted were $2,065.8 and $1,412.0, respectively.

DEBT CREDIT RATINGS
Our debt credit ratings as of February 13, 2019 are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB+
Outlook	Stable	Negative	Stable
A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement and Term Loan Agreement fees and borrowing rates are based on a credit ratings grid, and our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings.

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
Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the basis on which we earn fees and commissions vary significantly. Our contracts generally provide for termination by either party on relatively short notice, usually 30 to 90 days. Our payment terms vary by client, and the time between invoicing date and due date is typically not significant. We generally have the legally enforceable right to payment for all services provided through the end of the contract or termination date.
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("ASC 606") using the full retrospective transition method. Under this method, we revised our consolidated financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. We recognize revenue when we determine our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as or when we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that IPG will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We then assess whether we act as an agent or a principal for each identified performance obligation and include revenue within the transaction price for third-party costs when we determine that we act as principal.
Net revenue, primarily consisting of fees, commissions and performance incentives, represents the amount of our gross billings excluding billable expenses charged to a client. Generally, our compensation is based on a negotiated fixed price, rate per hour, a retainer or commission. The majority of our fees are recognized over time as services are performed, utilizing a function of hours incurred and rates per hour, as compared to periodically updated estimates to complete. For certain less-frequent commission-based contracts which contain clauses allowing our clients to terminate the arrangement at any time for no compensation, revenue is recognized at a point in time, typically the date of broadcast or publication.
Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to mutually agreed-upon qualitative and/or quantitative metrics. Performance incentives are treated as variable consideration which is estimated at contract inception and included in revenue based on the most likely amount earned out of a range of potential outcomes. Our estimates are based on a combination of historical award experience, anticipated performance and our best judgment. These estimates are updated on a periodic basis and are not expected to result in a reversal of a significant amount of the cumulative revenue recognized.
The predominant component of billable expenses are third-party vendor costs incurred for performance obligations where we have determined that we are acting as principal. These third-party expenses are generally billed back to our clients. Billable expenses also includes incidental costs incurred in the performance of our services including airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. We record these billable expenses within total revenue with a corresponding offset to operating expenses.
In international markets, we may receive rebates or credits from vendors based on transactions entered into on behalf of clients. Rebates and credits are remitted back to our clients in accordance with our contractual requirements or may be retained by us based on the terms of a particular client contract and local law. Amounts owed back to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.
In certain international markets, our media contracts may allow clients to terminate our arrangement at any time for no compensation to the extent that media has not yet run. For those contracts, we do not recognize revenue until the media runs which is the point in time at which we have a legally enforceable right to compensation.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Our advertising businesses include a wide range of services that involve the creation of an advertising idea, concept, campaign, or marketing strategy in order to promote the client’s brand ("creative services"), and to act as an agent to facilitate the production of advertisements by third-party suppliers ("production services”). Our clients can contract us to perform one or both of these services, as they can derive stand-alone benefit from each. Production services can include formatting creative material for different media and communication mediums including digital, large-scale reproduction such as printing and adaptation services, talent engagement and acquisition, television and radio production, and outdoor billboard production. Our contracts that include both services are typically explicit in the description of which activities constitute the creative advertising services and those that constitute the production services. Both the creative and production services are sold separately, the client can derive utility from each service on its own, we do not provide a significant service of integrating these activities into a bundle, the services do not significantly modify one another, and the services are not highly interrelated or interdependent. As such, we typically identify two performance obligations in the assessment of our advertising contracts.
Our media businesses include services to formulate strategic media plans ("media planning services") and to act as an agent to purchase media (e.g. television and radio spots, outdoor advertising, digital banners, etc.) from vendors on their behalf ("media buying services"). Our contracts that include both services are typically explicit in the description of which activities constitute the planning services and those that constitute the buying services. Both the planning and buying services are sold separately, the client can derive utility from each service on its own, we do not provide a significant service of integrating these activities into a bundle, the services do not significantly modify one another, and the services are not highly interrelated or interdependent.. As such, we typically identify two performance obligations in the assessment of our media contracts.
Our events businesses include creative services related to the conception and planning of custom marketing events as well as activation services which entail the carrying out of the event, including, but not limited to, set-up, design and staffing. Additionally, our public relations businesses include a broad range of services, such as strategic planning, social media strategy and the monitoring and development of communication strategies, among others. While our contracts in these businesses may include some or all of these services, we typically identify only one performance obligation in the assessment of our events and public relations contracts as we provide a significant service of integrating the individual services into a combined service for which the customer has contracted.
Principal vs. Agent
When a third-party is involved in the delivery of our services to the client, we assess whether or not we are acting as a principal or an agent in the arrangement. The assessment is based on whether we control the specified services at any time before they are transferred to the customer. We have determined that in our events and public relations businesses, we generally act as a principal as our agencies provide a significant service of integrating goods or services provided by third parties into the specified deliverable to our clients. In addition, we have determined that we are responsible for the performance of the third-party suppliers, which are combined with our own services, before transferring those services to the customer. In addition, we have determined that we act as principal when providing creative services and media planning services, as we perform a significant integration service in these transactions. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses.
When a third-party is involved in the production of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-party suppliers to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 13 reporting units that were subject to the 2018 annual impairment testing. Our annual impairment review as of October 1, 2018 did not result in an impairment charge at any of our reporting units.
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
For our 2018 and 2017 annual impairment tests, we performed a qualitative impairment assessment for ten and eight reporting units and performed the quantitative impairment test for three and three reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2018 and 2017 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2018 test, the discount rate we used for our reporting units tested ranged between 11.0% and 12.0%, and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For the 2018 test, the revenue growth rates for our reporting units used in our analysis were generally between 3.0% and 5.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2018 and 2017 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%.

	2018 Impairment Test			2017 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$462.1	> 40%	A	$340.7	> 85%
B	$638.5	> 280%	B	$209.1	> 30%
C	$182.1	> 20%	C	$66.8	> 75%
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2018, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2018, discount rates of 3.70% for the domestic pension plan and 3.65% for the domestic postretirement benefit plan and a weighted-average discount rate of 2.36% for the significant foreign pension plans were used to calculate 2018 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the 2018 net pension and postretirement benefit cost by $0.1 and $0.2, respectively.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2018, we used discount rates of 4.35% for the domestic pension plan and 4.30% for the domestic postretirement benefit plan and a weighted-average discount rate of 2.61% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the December 31, 2018 benefit obligation by approximately $22.0 and $23.0, respectively.
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
For 2018, the weighted-average expected rates of return of 7.00% and 4.70% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2019, we plan to use expected rates of return of 7.00% and 4.76% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2018 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 16 in Item 8, Financial Statements and Supplementary Data for further information on certain accounting standards that have been adopted during 2018 or that have not yet been required to be implemented and may be applicable to our future operations.

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholder before Provision for Incomes taxes, Total (Expenses) and Other Income, Equity in Net (Loss) Income of Unconsolidated Affiliates, Net Income Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles which we refer to as “EBITA”.
EBITA should be viewed as supplemental to, and not as an alternative for Net Income Available to IPG Common Stockholders calculated in accordance with U.S. GAAP ("net income") or operating income calculated in accordance with U.S. GAAP ("operating income"). This section also includes reconciliation of this non-GAAP financial measure to the most directly comparable U.S. GAAP financial measures, as presented below.
EBITA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of EBITA help our management identify additional trends in our company’s financial results that may not be shown solely by period-to-period comparisons of net income or operating income. In addition, we may use EBITA in the incentive compensation programs applicable to some of our employees in order to evaluate our Company’s performance. Our management recognizes that EBITA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. Management also reviews operation and net income as well as the specific items that are excluded from EBITA, but included in net income or operating income, as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of EBITA to net income that accompany our disclosure documents containing non-GAAP financial measures, including the reconciliations contained in this MD&A.
We believe that the presentation of EBITA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. In addition, as more fully described below, we believe that providing EBITA, together with a reconciliation of this non-GAAP financial measure to net income, helps investors

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

make comparisons between our Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, EBITA is intended to provide a supplemental way of comparing our Company with other public companies and is not intended as a substitute for comparisons based on net income or operating income. In making any comparisons to other companies, investors need to be aware that companies may use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under the applicable rules of the U.S. Securities and Exchange Commission.
The following is an explanation of the items excluded by us from EBITA but included in net income:

•
Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net (Loss) Income of Unconsolidated Affiliates and Net Income Attributable to Noncontolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

•
Amortization of Acquired Intangibles. Amortization of acquired intangibles is a non-cash expense relating to intangible assets arising from acquisitions that are expensed on a straight-line basis over the estimated useful life of the related assets. We exclude amortization of acquired intangibles because we believe that (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. Accordingly, we believe that this exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that the use of intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense may recur in future periods.

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to EBITA for the years ended December 31, 2018, 2017 and 2016.

	Twelve Months Ended December 31,
	2018	2017	2016

Net Revenue	$8,031.6	$7,473.5	$7,452.3

EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$618.9	$554.4	$605.0

Add Back:
Provision for Income Taxes	199.2	271.3	196.9
Subtract:
Total (Expenses) and Other Income	(170.8)	(97.6)	(110.8)
Equity in Net (Loss) Income of Unconsolidated Affiliates	(1.1)	0.9	0.3
Net Income Attributable to Noncontrolling Interests	(18.8)	(16.0)	(24.0)
Operating Income [1]	1,008.8	938.4	936.4

Add Back:
Amortization of Acquired Intangibles	37.6	21.1	21.9

EBITA [1]	1,046.4	959.5	958.3
EBITA Margin on Net Revenue [1]	13.0%	12.8%	12.9%

1	In 2018, calculations include transaction costs of $35.0 related to the Acxiom Acquisition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 86% and 94% as of December 31, 2018 and 2017, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2018	$(91.3)	$82.5
2017	(20.2)	20.6
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We did not have any interest rate swaps outstanding as of December 31, 2018.
We had $673.5 of cash, cash equivalents and marketable securities as of December 31, 2018 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2018 and 2017, we had interest income of $21.8 and $19.4, respectively. Based on our 2018 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $6.7, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2018 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most favorably impacted our results during the year ended December 31, 2018 were the Euro and British Pound Sterling. The foreign currencies that most adversely impacted our results during the year ended December 31, of 2018 were the Argentine Peso and Brazilian Real. Based on 2018 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2018 levels.
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

Credit and Market Risks
Balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable and accounts receivable billable to clients. We invest our cash primarily in investment-grade, short-term securities and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with respect to accounts receivable are mitigated by our large number of clients and their dispersion across different industries and geographic areas. We perform ongoing credit evaluations on a large number of our clients and maintain an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the periods ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Acxiom LLC from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Acxiom LLC from our audit of internal control over financial reporting. Acxiom LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.2% and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 25, 2019
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2018	2017	2016
REVENUE:
Net revenue	$8,031.6	$7,473.5	$7,452.3
Billable expenses	1,682.8	1,574.1	1,603.9
Total revenue	9,714.4	9,047.6	9,056.2

OPERATING EXPENSES:
Salaries and related expenses	5,298.3	4,990.7	4,942.2
Office and other direct expenses	1,355.1	1,268.8	1,274.9
Billable expenses	1,682.8	1,574.1	1,603.9
Cost of services	8,336.2	7,833.6	7,821.0
Selling, general and administrative expenses	166.5	118.5	138.6
Depreciation and amortization	202.9	157.1	160.2
Total operating expenses	8,705.6	8,109.2	8,119.8

OPERATING INCOME	1,008.8	938.4	936.4

EXPENSES AND OTHER INCOME:
Interest expense	(123.0)	(90.8)	(90.6)
Interest income	21.8	19.4	20.1
Other expense, net	(69.6)	(26.2)	(40.3)
Total (expenses) and other income	(170.8)	(97.6)	(110.8)

Income before income taxes	838.0	840.8	825.6
Provision for income taxes	199.2	271.3	196.9
Income of consolidated companies	638.8	569.5	628.7
Equity in net (loss) income of unconsolidated affiliates	(1.1)	0.9	0.3
NET INCOME	637.7	570.4	629.0
Net income attributable to noncontrolling interests	(18.8)	(16.0)	(24.0)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$618.9	$554.4	$605.0

Earnings per share available to IPG common stockholders:
Basic	$1.61	$1.42	$1.52
Diluted	$1.59	$1.40	$1.48

Weighted-average number of common shares outstanding:
Basic	383.3	389.6	397.9
Diluted	389.0	397.3	408.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2018	2017	2016
NET INCOME	$637.7	$570.4	$629.0

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(149.6)	133.7	(57.8)
Reclassification adjustments recognized in net income	15.7	1.1	3.7
	(133.9)	134.8	(54.1)

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.0	0.0	0.5
Recognition of previously unrealized gains in net income	0.0	(0.7)	(1.3)
Income tax effect	0.0	0.1	0.1
	0.0	(0.6)	(0.7)

Derivative instruments:
Recognition of previously unrealized losses in net income	2.2	2.1	2.0
Income tax effect	(0.7)	(0.5)	(0.8)
	1.5	1.6	1.2

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	12.6	(13.6)	(85.4)
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	7.5	6.9	5.4
Less: settlement and curtailment (gains) losses included in net income	(1.0)	6.8	0.4
Other	(1.0)	2.7	(2.0)
Income tax effect	(1.8)	(0.5)	15.3
	16.3	2.3	(66.3)

Other comprehensive (loss) income, net of tax	(116.1)	138.1	(119.9)
TOTAL COMPREHENSIVE INCOME	521.6	708.5	509.1
Less: comprehensive income attributable to noncontrolling interests	16.0	17.5	22.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$505.6	$691.0	$486.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$673.4	$790.9
Accounts receivable, net of allowance of $42.5 and $42.7, respectively	5,126.6	4,585.0
Accounts receivable, billable to clients	1,900.6	1,747.4
Assets held for sale	5.7	5.7
Other current assets	476.6	346.5
Total current assets	8,182.9	7,475.5
Property and equipment, net	790.9	650.4
Deferred income taxes	247.0	234.0
Goodwill	4,875.9	3,820.4
Other intangible assets	1,094.7	140.7
Other non-current assets	428.9	383.7
TOTAL ASSETS	$15,620.3	$12,704.7

LIABILITIES:
Accounts payable	$6,698.1	$6,420.2
Accrued liabilities	806.9	674.7
Contract liabilities	533.9	484.7
Short-term borrowings	73.7	84.9
Current portion of long-term debt	0.1	2.0
Liabilities held for sale	11.2	8.8
Total current liabilities	8,123.9	7,675.3
Long-term debt	3,660.2	1,285.6
Deferred compensation	422.7	476.6
Other non-current liabilities	812.8	768.8
TOTAL LIABILITIES	13,019.6	10,206.3

Commitments and contingencies (see Note 15)
Redeemable noncontrolling interests (see Note 5)	167.9	252.1

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2018 – 383.6; 2017 – 386.2 shares outstanding: 2018 – 383.6; 2017 – 383.2	38.3	38.6
Additional paid-in capital	895.9	955.2
Retained earnings	2,400.1	2,104.5
Accumulated other comprehensive loss, net of tax	(941.1)	(827.8)
	2,393.2	2,270.5
Less: Treasury stock, at cost: 2018 – 0.0 shares; 2017 – 3.0 shares	—	(59.0)
Total IPG stockholders’ equity	2,393.2	2,211.5
Noncontrolling interests	39.6	34.8
TOTAL STOCKHOLDERS’ EQUITY	2,432.8	2,246.3
TOTAL LIABILITIES AND EQUITY	$15,620.3	$12,704.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$637.7	$570.4	$629.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	202.9	157.1	160.2
Provision for uncollectible receivables	6.5	9.5	16.7
Amortization of restricted stock and other non-cash compensation	82.2	82.0	85.6
Net amortization of bond discounts and deferred financing costs	6.5	5.8	5.6
Deferred income tax provision (benefit)	14.1	(9.5)	44.6
Net losses on sales of businesses	61.9	24.1	41.4
Other	1.2	12.7	35.5
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	(603.8)	37.6	(220.7)
Accounts receivable, billable to clients	(209.5)	(165.5)	(2.2)
Other current assets	(67.2)	50.1	0.5
Accounts payable	428.7	336.4	(147.4)
Accrued liabilities	(24.2)	(241.3)	(61.1)
Contract liabilities	44.9	(12.0)	20.6
Other non-current assets and liabilities	(16.8)	24.4	(95.5)
Net cash provided by operating activities	565.1	881.8	512.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(2,309.8)	(30.6)	(52.0)
Capital expenditures	(177.1)	(155.9)	(200.7)
Other investing activities	(4.6)	(9.7)	(11.2)
Net cash used in investing activities	(2,491.5)	(196.2)	(263.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,494.2	0.0	0.0
Exercise of stock options	15.5	13.1	10.2
Common stock dividends	(322.1)	(280.3)	(238.4)
Repurchases of common stock	(117.1)	(300.1)	(303.3)
Repayment of long-term debt	(104.8)	(324.6)	(1.8)
Acquisition-related payments	(33.7)	(53.7)	(40.8)
Tax payments for employee shares withheld	(29.2)	(38.8)	(23.1)
Net (decrease) increase in short-term borrowings	(17.5)	3.0	(56.2)
Distributions to noncontrolling interests	(16.9)	(20.4)	(13.7)
Other financing activities	(15.2)	(3.1)	0.7
Net cash provided by (used in) financing activities	1,853.2	(1,004.9)	(666.4)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(47.3)	16.8	11.6
Net decrease in cash, cash equivalents and restricted cash	(120.5)	(302.5)	(405.9)
Cash, cash equivalents and restricted cash at beginning of period	797.7	1,100.2	1,506.1
Cash, cash equivalents and restricted cash at end of period	$677.2	$797.7	$1,100.2
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	404.4	$40.4	$1,404.1	$1,437.6	$(845.6)	$(71.0)	$1,965.5	$36.3	$2,001.8
Cumulative effect of accounting change				39.1			39.1		39.1
Net income				605.0			605.0	24.0	629.0
Other comprehensive loss					(118.8)		(118.8)	(1.1)	(119.9)
Reclassifications related to redeemable noncontrolling interests								(5.8)	(5.8)
Distributions to noncontrolling interests								(13.7)	(13.7)
Change in redemption value of redeemable noncontrolling interests				(2.1)			(2.1)		(2.1)
Repurchases of common stock						(303.3)	(303.3)		(303.3)
Retirement of treasury stock	(13.7)	(1.4)	(309.6)			311.0	0.0		0.0
Common stock dividends ($0.60 per share)				(238.4)			(238.4)		(238.4)
Stock-based compensation	3.5	0.4	116.7				117.1		117.1
Exercise of stock options	1.2	0.1	10.2				10.3		10.3
Shares withheld for taxes	(1.1)	(0.1)	(23.2)				(23.3)		(23.3)
Other			1.0	(1.3)			(0.3)	(0.1)	(0.4)
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,839.9	$(964.4)	$(63.3)	$2,050.8	$39.6	$2,090.4
Net income				554.4			554.4	16.0	570.4
Other comprehensive income					136.6		136.6	1.5	138.1
Reclassifications related to redeemable noncontrolling interests			(0.3)				(0.3)	0.9	0.6
Distributions to noncontrolling interests								(20.9)	(20.9)
Change in redemption value of redeemable noncontrolling interests				(7.9)			(7.9)		(7.9)
Repurchases of common stock						(300.1)	(300.1)		(300.1)
Retirement of treasury stock	(13.4)	(1.3)	(303.1)			304.4	0.0		0.0
Common stock dividends ($0.72 per share)				(280.3)			(280.3)		(280.3)
Stock-based compensation	5.7	0.6	86.4				87.0		87.0
Exercise of stock options	1.2	0.1	13.1				13.2		13.2
Shares withheld for taxes	(1.6)	(0.2)	(38.8)				(39.0)		(39.0)
Other			(1.3)	(1.6)			(2.9)	(2.3)	(5.2)
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net income				618.9			618.9	18.8	637.7
Other comprehensive loss					(113.3)		(113.3)	(2.8)	(116.1)
Reclassifications related to redeemable noncontrolling interests								2.4	2.4
Distributions to noncontrolling interests								(16.9)	(16.9)
Change in redemption value of redeemable noncontrolling interests			41.8	1.1			42.9		42.9
Repurchases of common stock						(117.1)	(117.1)		(117.1)
Retirement of treasury stock	(8.1)	(0.8)	(175.3)			176.1	0.0		0.0
Common stock dividends ($0.84 per share)				(322.1)			(322.1)		(322.1)
Stock-based compensation	4.8	0.5	87.0				87.5		87.5
Exercise of stock options	1.9	0.2	15.5				15.7		15.7
Shares withheld for taxes	(1.2)	(0.2)	(29.0)				(29.2)		(29.2)
Other			0.7	(2.3)			(1.6)	3.3	1.7
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$0.0	$2,393.2	$39.6	$2,432.8

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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, some of which are not wholly owned. Investments in companies over which we do not have control, but have the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in companies over which we have neither control nor have the ability to exercise significant influence are recorded at cost, less any impairment, adjusted for subsequent observable price changes. All intercompany accounts and transactions have been eliminated in consolidation.
We have consolidated certain entities meeting the definition of variable interest entities, and the inclusion of these entities does not have a material impact on our Consolidated Financial Statements.
Reclassifications
As of January 1, 2018, the Company has revised the presentation of its Consolidated Statements of Operations, which disaggregates net revenue and billable expenses within total revenue and separately presents cost of services; selling, general and administrative expenses; and depreciation and amortization within operating expenses. The revised presentation does not impact total revenue, total operating expenses or operating income.
Cost of services is comprised of the expenses of our revenue-producing operating segments including salaries and related expenses, office and other direct expenses and billable expenses, as well as an allocation of the centrally managed expenses from Corporate. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
Selling, general and administrative expenses are primarily the unallocated expenses from Corporate, as disclosed further in Note 14, excluding depreciation and amortization.
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
Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the basis on which we earn fees and commissions vary significantly. Our contracts generally provide for termination by either party on relatively short notice, usually 30 to 90 days. Our payment terms vary by client, and the time between invoicing date and due date is typically not significant. We generally have the legally enforceable right to payment for all services provided through the end of the contract or termination date.
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("ASC 606") using the full retrospective transition method. Under this method, we revised our consolidated financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. ASC 606 applies to all contracts with customers, except for contracts

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

that are within the scope of other standards. We recognize revenue when we determine our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as or when we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that IPG will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We then assess whether we act as an agent or a principal for each identified performance obligation and include revenue within the transaction price for third-party costs when we determine that we act as principal. We typically do not capitalize costs to obtain a contract as these amounts would generally be recognized over a period of one year or less.
Net revenue, primarily consisting of fees, commissions and performance incentives, represents the amount of our gross billings excluding billable expenses charged to a client. Generally, our compensation is based on a negotiated fixed price, rate per hour, a retainer or commission. The majority of our fees are recognized over time as services are performed, utilizing a function of hours incurred and rates per hour, as compared to periodically updated estimates to complete. For certain less-frequent commission-based contracts which contain clauses allowing our clients to terminate the arrangement at any time for no compensation, revenue is recognized at a point in time, typically the date of broadcast or publication. We report revenue net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.
Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to mutually agreed-upon qualitative and/or quantitative metrics. Performance incentives are treated as variable consideration which is estimated at contract inception and included in revenue based on the most likely amount earned out of a range of potential outcomes. Our estimates are based on a combination of historical award experience, anticipated performance and our best judgment. These estimates are updated on a periodic basis and are not expected to result in a reversal of a significant amount of the cumulative revenue recognized.
The predominant component of billable expenses are third-party vendor costs incurred for performance obligations where we have determined that we are acting as principal. These third-party expenses are generally billed back to our clients. Billable expenses also includes incidental costs incurred in the performance of our services including airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. We record these billable expenses within total revenue with a corresponding offset to operating expenses.
In international markets, we may receive rebates or credits from vendors based on transactions entered into on behalf of clients. Rebates and credits are remitted back to our clients in accordance with our contractual requirements or may be retained by us based on the terms of a particular client contract and local law. Amounts owed back to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.
In certain international markets, our media contracts may allow clients to terminate our arrangement at any time for no compensation to the extent that media has not yet run. For those contracts, we do not recognize revenue until the media runs which is the point in time at which we have a legally enforceable right to compensation.
Performance Obligations
Our client contracts may include various goods and services that are capable of being distinct, are distinct within the context of the contract and are therefore accounted for as separate performance obligations. We allocate revenue to each performance obligation in the contract at inception based on its relative standalone selling price.
Our advertising businesses include a wide range of services that involve the creation of an advertising idea, concept, campaign, or marketing strategy in order to promote the client’s brand ("creative services"), and to act as an agent to facilitate the production of advertisements by third-party suppliers ("production services”). Our clients can contract us to perform one or both of these services, as they can derive stand-alone benefit from each. Production services can include formatting creative material for different media and communication mediums including digital, large-scale reproduction such as printing and adaptation services, talent engagement and acquisition, television and radio production, and outdoor billboard production. Our contracts that include both services are typically explicit in the description of which activities constitute the creative advertising services and those that constitute the production services. Both the creative and production services are sold separately, the client can derive utility from each service on its own, we do not provide a significant service of integrating these activities into a bundle, the services do not significantly modify one another, and the services are not highly interrelated or interdependent. As such, we typically identify two performance obligations in the assessment of our advertising contracts.
Our media businesses include services to formulate strategic media plans ("media planning services") and to act as an agent to purchase media (e.g. television and radio spots, outdoor advertising, digital banners, etc.) from vendors on their behalf ("media

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

buying services"). Our contracts that include both services are typically explicit in the description of which activities constitute the planning services and those that constitute the buying services. Both the planning and buying services are sold separately, the client can derive utility from each service on its own, we do not provide a significant service of integrating these activities into a bundle, the services do not significantly modify one another, and the services are not highly interrelated or interdependent. As such, we typically identify two performance obligations in the assessment of our media contracts.
Our events businesses include creative services related to the conception and planning of custom marketing events as well as activation services which entail the carrying out of the event, including, but not limited to, set-up, design and staffing. Additionally, our public relations businesses include a broad range of services, such as strategic planning, social media strategy and the monitoring and development of communication strategies, among others. While our contracts in these businesses may include some or all of these services, we typically identify only one performance obligation in the assessment of our events and public relations contracts as we provide a significant service of integrating the individual services into a combined service for which the customer has contracted.
As part of our adoption of ASC 606, we elected not to disclose information about remaining performance obligations that have original expected durations of one year or less. The majority of our contracts are for periods of one-year or less. For those contracts with a term of more than one year, we had approximately $770.0 of unsatisfied performance obligations as of December 31, 2018 which will be recognized as services are performed over the remaining contractual terms.
Principal vs. Agent
When a third-party is involved in the delivery of our services to the client, we assess whether or not we are acting as a principal or an agent in the arrangement. The assessment is based on whether we control the specified services at any time before they are transferred to the customer. We have determined that in our events and public relations businesses, we generally act as a principal as our agencies provide a significant service of integrating goods or services provided by third parties into the specified deliverable to our clients. In addition, we have determined that we are responsible for the performance of the third-party suppliers, which are combined with our own services, before transferring those services to the customer. In addition, we have determined that we act as principal when providing creative services and media planning services, as we perform a significant integration service in these transactions. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses.
When a third-party is involved in the production of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-party to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties.
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
Accounts Receivable, Billable to Clients
Accounts receivable, billable to clients are primarily comprised of production and media costs that have been incurred but have not yet been billed to clients, as well as fees that have been earned which have not yet been billed to clients. Unbilled amounts are presented in expenditures billable to clients regardless of whether they relate to our fees or production and media costs. A provision is made for unrecoverable costs as deemed appropriate.
Accounts Payable
Accounts payable includes all operating payables, including those related to all media and production costs. These payables are due within one year.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Investments
Our non-publicly traded investments and all other publicly traded investments are accounted for using the equity method or are recorded at fair value. We regularly review our investments to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment, with changes to fair value recorded in earnings. We evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. We consider all known quantitative and qualitative factors in determining if a decline in value of an investment has occurred.
Derivatives
We are exposed to market risk related to interest rates, foreign currency rates and certain balance sheet items. From time to time we enter into derivative instruments for risk management purposes, and not for speculative purposes. All derivative instruments are recorded at fair value on our balance sheet. Changes in fair value are immediately included in earnings if the derivatives are not designated as a hedge instrument or if the derivatives do not qualify as effective hedges. For derivatives designated as hedge instruments, we evaluate for hedge accounting both at inception and throughout the hedge period. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income and subsequently reclassified to earnings in our Consolidated Statement of Operations in the same period as the underlying hedged transaction affects earnings.
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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 13 reporting units that were subject to the 2018 annual impairment testing. Our annual impairment review as of October 1, 2018 did not result in an impairment charge for any of our reporting units.
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
The fair value of each reporting unit for 2018 and 2017 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in pre-tax gains of $5.6, $1.9 and $2.1 in for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations. At December 31, 2017, provisional amounts were recorded as permitted by SEC Staff issued Accounting Bulletin No. 118 (“SAB 118”). We have finalized our calculations of the impact of the Tax Act and have revised our estimates as required by SAB 118. See Note 9 for further information.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2018, 2017 and 2016, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.
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
In October 2018, we retired 8.1 shares of our treasury stock, which resulted in a reduction in common stock of $0.8, treasury stock of $176.1 and APIC of $175.3. In October and November 2017, we retired 13.4 shares of our treasury stock, which resulted in a reduction in common stock of $1.3, treasury stock of $304.4 and APIC of $303.1. In October 2016, we retired 13.7 shares of our treasury stock, which resulted in a reduction in common stock of $1.4, treasury stock of $311.0 and APIC of $309.6. There was no effect on total stockholders' equity as a result of these retirements.

Note 2:  Revenue
Adoption of ASC 606
Effective with the adoption of ASC 606 on January 1, 2018 using the full retrospective transition method, the Company revised its consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within the year ended December 31, 2017, as if ASC 606 had been effective for those periods. ASC 606, which accelerates the recognition of revenue primarily as a result of estimating variable consideration, mostly impacts the timing of revenue recognition between quarters, but also can affect, to a lesser extent, the amount of annual revenue recognized. Although ASC 606 results in an increase in the number of performance obligations within certain of our contractual arrangements, the amount or timing of revenue recognized is not materially impacted. ASC 606 also results in an increase in third-party costs being included in revenue and costs, primarily in connection with our events businesses, which has no impact on operating income, net income or cash flows. The increases to retained earnings as of December 31, 2017 and 2016, as well as January 1, 2016, as a result of adopting ASC 606 were not material. The following tables summarize the effects of adopting ASC 606.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31, 2017			Year ended December 31, 2016
	As Revised [1]	ASC 606 Adjustments	As Adjusted	As Revised [1]	ASC 606 Adjustments	As Adjusted
REVENUE:
Net revenue	$7,508.7	$(35.2)	$7,473.5	$7,456.9	$(4.6)	$7,452.3
Billable expenses	373.7	1,200.4	1,574.1	389.7	1,214.2	1,603.9
Total revenue	7,882.4	1,165.2	9,047.6	7,846.6	1,209.6	9,056.2

OPERATING EXPENSES:
Salaries and related expenses	4,990.7	—	4,990.7	4,942.2	—	4,942.2
Office and other direct expenses	1,268.8	—	1,268.8	1,274.9	—	1,274.9
Billable expenses	373.7	1,200.4	1,574.1	389.7	1,214.2	1,603.9
Cost of services	6,633.2	1,200.4	7,833.6	6,606.8	1,214.2	7,821.0
Selling, general and administrative expenses	118.5	—	118.5	138.6	—	138.6
Depreciation and amortization	157.1	—	157.1	160.2	—	160.2
Total operating expenses	6,908.8	1,200.4	8,109.2	6,905.6	1,214.2	8,119.8

OPERATING INCOME	973.6	(35.2)	938.4	941.0	(4.6)	936.4

EXPENSES AND OTHER INCOME:
Interest expense	(90.8)	—	(90.8)	(90.6)	—	(90.6)
Interest income	19.4	—	19.4	20.1	—	20.1
Other expense, net	(26.2)	—	(26.2)	(40.3)	—	(40.3)
Total (expenses) and other income	(97.6)	—	(97.6)	(110.8)	—	(110.8)

Income before income taxes	876.0	(35.2)	840.8	830.2	(4.6)	825.6
Provision for income taxes	281.9	(10.6)	271.3	198.0	(1.1)	196.9
Income of consolidated companies	594.1	(24.6)	569.5	632.2	(3.5)	628.7
Equity in net income of unconsolidated affiliates	0.9	—	0.9	0.3	—	0.3
NET INCOME	595.0	(24.6)	570.4	632.5	(3.5)	629.0
Net income attributable to noncontrolling interests	(16.0)	—	(16.0)	(24.0)	—	(24.0)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$579.0	$(24.6)	$554.4	$608.5	$(3.5)	$605.0

Earnings per share available to IPG common stockholders:
Basic	$1.49	$(0.07)	$1.42	$1.53	$(0.01)	$1.52
Diluted	$1.46	$(0.06)	$1.40	$1.49	$(0.01)	$1.48

Weighted-average number of common shares outstanding:
Basic	389.6	—	389.6	397.9	—	397.9
Diluted	397.3	—	397.3	408.0	—	408.0

1	These amounts have been revised for the new presentation as described in Note 1.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

CONSOLIDATED BALANCE SHEET

	December 31, 2017
	As Reported	ASC 606 Adjustments	As Adjusted
ASSETS:
Cash and cash equivalents	$790.9	$—	$790.9
Accounts receivable, net of allowance of $42.7	4,585.0	—	4,585.0
Expenditures billable to clients	1,747.4	(1,747.4)	—
Accounts receivable, billable to clients	—	1,747.4	1,747.4
Assets held for sale	5.7	—	5.7
Other current assets	335.1	11.4	346.5
Total current assets	7,464.1	11.4	7,475.5
Property and equipment, net of accumulated depreciation of $1,036.2	650.4	—	650.4
Deferred income taxes	236.0	(2.0)	234.0
Goodwill	3,820.4	—	3,820.4
Other intangible assets	140.7	—	140.7
Other non-current assets	383.6	0.1	383.7
TOTAL ASSETS	$12,695.2	$9.5	$12,704.7

LIABILITIES:
Accounts payable	$6,907.8	$(487.6)	$6,420.2
Accrued liabilities	674.7	—	674.7
Contract liabilities	—	484.7	484.7
Short-term borrowings	84.9	—	84.9
Current portion of long-term debt	2.0	—	2.0
Liabilities held for sale	8.8	—	8.8
Total current liabilities	7,678.2	(2.9)	7,675.3
Long-term debt	1,285.6	—	1,285.6
Deferred compensation	476.6	—	476.6
Other non-current liabilities	766.9	1.9	768.8
TOTAL LIABILITIES	10,207.3	(1.0)	10,206.3

Redeemable noncontrolling interests	252.1	—	252.1

STOCKHOLDERS’ EQUITY:
Common stock	38.6	—	38.6
Additional paid-in capital	955.2	—	955.2
Retained earnings	2,093.6	10.9	2,104.5
Accumulated other comprehensive loss, net of tax	(827.4)	(0.4)	(827.8)
	2,260.0	10.5	2,270.5
Less: Treasury stock	(59.0)	—	(59.0)
Total IPG stockholders’ equity	2,201.0	10.5	2,211.5
Noncontrolling interests	34.8	—	34.8
TOTAL STOCKHOLDERS’ EQUITY	2,235.8	10.5	2,246.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,695.2	$9.5	$12,704.7

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2017
	As Reported	ASC 606 Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$595.0	$(24.6)	$570.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	157.1	—	157.1
Provision for uncollectible receivables	9.5	—	9.5
Amortization of restricted stock and other non-cash compensation	82.0	—	82.0
Net amortization of bond discounts and deferred financing costs	5.8	—	5.8
Deferred income tax provision	1.1	(10.6)	(9.5)
Net losses on sales of businesses	24.1	—	24.1
Other	12.7	—	12.7
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	37.6	—	37.6
Expenditures billable to clients	(165.5)	165.5	—
Accounts receivable, billable to clients	—	(165.5)	(165.5)
Other current assets	27.4	22.7	50.1
Accounts payable	311.9	24.5	336.4
Accrued liabilities	(241.3)	—	(241.3)
Contract liabilities	—	(12.0)	(12.0)
Other non-current assets and liabilities	24.4	—	24.4
Net cash provided by operating activities	881.8	—	881.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(196.2)	—	(196.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	(1,004.9)	—	(1,004.9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	16.8	—	16.8
Net decrease in cash, cash equivalents and restricted cash	(302.5)	—	(302.5)
Cash, cash equivalents and restricted cash at beginning of period	1,100.2	—	1,100.2
Cash, cash equivalents and restricted cash at end of period	$797.7	$—	$797.7

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Year ended December 31, 2016
	As Reported	ASC 606 Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$632.5	$(3.5)	$629.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	160.2	—	160.2
Provision for uncollectible receivables	16.7	—	16.7
Amortization of restricted stock and other non-cash compensation	85.6	—	85.6
Net amortization of bond discounts and deferred financing costs	5.6	—	5.6
Deferred income tax provision	45.7	(1.1)	44.6
Net losses on sales of businesses	41.4	—	41.4
Other	35.5	—	35.5
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	(220.7)	—	(220.7)
Expenditures billable to clients	(2.2)	2.2	—
Accounts receivable, billable to clients	—	(2.2)	(2.2)
Other current assets	(4.8)	5.3	0.5
Accounts payable	(126.1)	(21.3)	(147.4)
Accrued liabilities	(61.1)	—	(61.1)
Contract liabilities	—	20.6	20.6
Other non-current assets and liabilities	(95.5)	—	(95.5)
Net cash provided by operating activities	512.8	—	512.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(263.9)	—	(263.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	(666.4)	—	(666.4)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	11.6	—	11.6
Net decrease in cash, cash equivalents and restricted cash	(405.9)	—	(405.9)
Cash, cash equivalents and restricted cash at beginning of period	1,506.1	—	1,506.1
Cash, cash equivalents and restricted cash at end of period	$1,100.2	$—	$1,100.2
Retained earnings as of January 1, 2016, December 31, 2016 and 2017 increased by $39.1, $35.6, and $10.9, respectively, as a result of the adoption of ASC 606. Accumulated other comprehensive loss, net of tax, as of December 31, 2016 and 2017 decreased by $1.9 and $0.4, respectively, as a result of the adoption of the ASC 606.
Disaggregation of Revenue
The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 14.
Integrated Agency Networks
The Integrated Agency Networks ("IAN") segment of IPG principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications and marketing services. Within IAN’s advertising business, we typically identify two performance obligations for creative and production services. Depending on the arrangement, we typically act as the principal for our creative services and as the agent for our production services. Within our media business, we also identify two performance obligations for media planning and media buying services. We typically act as the principal for our media planning services and as the agent for media buying services. Generally, our branding arrangements consist of two performance obligations, and we act as the principal for both performance obligations.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Constituency Management Group
The Constituency Management Group ("CMG") segment generates revenue from providing events and public relations services as well as sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting. In CMG’s events and public relations arrangements, we typically identify one performance obligation, for which we act as the principal in most arrangements. Generally, our branding arrangements consist of two performance obligations, and we act as the principal for both performance obligations.
Corporate and Other
Corporate and other includes Acxiom, which was acquired on October 1, 2018 and had total and net revenue of $181.7 for the three months ended December 31, 2018.
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Years ended December 31,
Total revenue:	2018	2017	2016
United States	$5,851.0	$5,417.3	$5,452.6
International:
United Kingdom	881.4	775.7	788.8
Continental Europe	840.2	780.6	764.1
Asia Pacific	1,170.8	1,106.4	1,076.0
Latin America	389.0	386.6	417.2
Other	582.0	581.0	557.5
Total International	3,863.4	3,630.3	3,603.6
Total Consolidated	$9,714.4	$9,047.6	$9,056.2

	Years ended December 31,
Net revenue:	2018	2017	2016
United States	$4,825.0	$4,458.8	$4,443.2
International:
United Kingdom	711.7	613.1	604.3
Continental Europe	737.5	687.8	682.0
Asia Pacific	896.8	866.9	887.7
Latin America	350.1	350.8	367.8
Other	510.5	496.1	467.3
Total International	3,206.6	3,014.7	3,009.1
Total Consolidated	$8,031.6	$7,473.5	$7,452.3

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

IAN	Years ended December 31,
Total revenue:	2018	2017	2016
United States	$4,279.4	$4,062.3	$4,075.9
International	3,095.0	2,947.3	2,916.9
Total IAN	$7,374.4	$7,009.6	$6,992.8

Net revenue:
United States	$3,832.7	$3,660.6	$3,600.3
International	2,753.1	2,606.1	2,601.1
Total IAN	$6,585.8	$6,266.7	$6,201.4

CMG	Years ended December 31,
Total revenue:	2018	2017	2016
United States	$1,404.0	$1,355.0	$1,376.7
International	754.3	683.0	686.7
Total CMG	$2,158.3	$2,038.0	$2,063.4

Net revenue:
United States	$824.6	$798.2	$842.9
International	439.5	408.6	408.0
Total CMG	$1,264.1	$1,206.8	$1,250.9

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2018	December 31, 2017
Accounts receivable, net of allowance of $42.5 and $42.7, respectively	$5,126.6	$4,585.0
Accounts receivable, billable to clients	1,900.6	1,747.4
Contract assets	67.9	11.5
Contract liabilities (deferred revenue)	533.9	484.7
Contract assets are primarily comprised of contract incentives that are generally satisfied annually under the terms of our contracts and are transferred to accounts receivable when the right to payment becomes unconditional. Contract liabilities relate to advance consideration received from customers under the terms of our contracts primarily related to reimbursements of third-party expenses, whether we act as principal or agent, and to a lesser extent, periodic retainer fees, both of which are generally recognized shortly after billing.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2018		2017
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
3.50% Senior Notes due 2020 (less unamortized discount and issuance costs of $0.8 and $2.6, respectively)	3.89%	$496.6	$499.9	$—	$—
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.3 and $2.9, respectively)	3.98%	496.8	503.2	—	—
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.0 and $0.8, respectively)	4.13%	248.2	250.3	247.6	259.0
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.6 and $1.7, respectively)	4.32%	497.7	491.4	497.1	513.2
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.5 and $2.2, respectively)	4.24%	497.3	492.6	496.7	524.2
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.7 and $4.3, respectively)	4.78%	494.0	494.1	—	—
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.8 and $5.5, respectively)	5.48%	491.7	474.1	—	—
Term Loan due 2021 - LIBOR plus 1.25%		400.0	400.0	—
Other notes payable and capitalized leases		38.0	38.0	46.2	46.2
Total long-term debt		3,660.3		1,287.6
Less: current portion		0.1		2.0
Long-term debt, excluding current portion		$3,660.2		$1,285.6

1	See Note 12 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2018.

2019	$0.1
2020	496.9
2021	896.8
2022	248.2
2023	497.7
Thereafter	1,520.6
Total long-term debt	$3,660.3
For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2018 and 2017, we had total unamortized debt issuance costs of $26.0 and $13.0, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
Debt Transactions
See Note 6 for further information regarding the Company's acquisition of Acxiom (the "Acxiom Acquisition") on October 1, 2018 (the "Closing Date").
Senior Notes
On September 21, 2018, in order to fund the Acxiom Acquisition and related fees and expenses, we issued a total of $2,000.0 in aggregate principal amount of unsecured senior notes (in four separate series of $500.0 each, together, the "Senior Notes").

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Upon issuance, the Senior Notes were reflected on our Consolidated Balance Sheets net of discount of $5.8 and net of the capitalized debt issuance costs, including commissions and offering expenses of $16.1, both of which will be amortized in interest expense through the respective maturity dates of each series of Senior Notes using the effective interest method. Interest is payable semi-annually in arrears on April 1st and October 1st of each year, commencing on April 1, 2019.
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
Term Loan Agreement
On October 1, 2018, in order to fund the Acxiom Acquisition and related fees and expenses, we borrowed $500.0 through debt financing arrangements with third-party lenders under a three-year term loan agreement (the "Term Loan Agreement"), $100.0 of which we paid down on December 3, 2018. Consistent with our other debt securities, the Term Loan Agreement includes covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries. In addition, it requires us to maintain the same financial maintenance covenants as discussed below.
Loans under the Term Loan bear interest at a variable rate based on, at the Company’s option, either the base rate or the Eurodollar rate (each as defined in the Term Loan Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2018, the applicable margin was 0.25% for base rate loans and 1.25% for Eurodollar rate loans.
Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2018 and 2017, there were no borrowings under the Credit Agreement; however, we had $8.5 and $8.4 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.5 and $1,491.6, respectively.
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
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2018, the applicable margin was 0.10% for base rate advances and 1.10% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate that is determined based on our credit ratings, which as of December 31, 2018, was 0.15% on the aggregate lending commitment under the Credit Agreement.
In addition to other and customary covenants, the Credit Agreement and the Term Loan each require that we maintain the financial covenants listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended. We were in compliance with all of our covenants in the Credit Agreement and the Term Loan as of December 31, 2018.

Interest coverage ratio (not less than): [1]	5.00x
Leverage ratio (not greater than): [2]	4.00x

1	The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement and Term Loan Agreement, to net interest expense for the four quarters then ended.

2	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Amended Credit Agreement and Term Loan Agreement, for the four quarters then ended.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2018 and 2017, the Company had uncommitted lines of credit in an aggregate amount of $1,173.1 and $926.2, under which we had outstanding borrowings of $73.7 and $84.9 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2018 and 2017 were $96.4 and $223.8, respectively, with weighted-average interest rates of approximately 4.5% and 2.9%, respectively.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of December 31, 2018, there was no commercial paper outstanding. The average amount outstanding under the program was $648.7 in 2018, with a weighted-average interest rate of 2.4% and a weighted-average maturity of twenty-two days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2018 and 2017 the amounts netted were $2,065.8 and $1,412.0, respectively.

Note 4:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2018	2017	2016
Net income available to IPG common stockholders	$618.9	$554.4	$605.0

Weighted-average number of common shares outstanding - basic	383.3	389.6	397.9
Dilutive effect of stock options and restricted shares	5.7	7.7	10.1
Weighted-average number of common shares outstanding - diluted	389.0	397.3	408.0

Earnings per share available to IPG common stockholders:
Basic	$1.61	$1.42	$1.52
Diluted	$1.59	$1.40	$1.48

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
During 2018, we completed five acquisitions, one of which was included in the IAN reportable segment, three of which were included in the CMG reportable segment, and Acxiom which is included in the "Corporate and other" group. See Note 6 for discussion of our acquisition of Acxiom. These acquisitions include a full-service digital agency based in Brazil, an entertainment marketing and brand licensing agency in the fashion and lifestyle sector based in the U.K., a content-focused social creative agency based in the U.K., a data and technology company based in the U.S., and a content production firm based in Israel. During 2018, we recorded approximately $2,131.0 of goodwill and other intangible assets related to our acquisitions.
During 2017, we completed ten acquisitions, eight of which were included in the IAN reportable segment, and two of which were included in the CMG reportable segment. The most significant acquisitions included a product and service design consultancy based in the U.S., an integrated healthcare marketing communications agency based in the U.S., a content creation and digital agency with offices in the U.S. and the U.K., a mobile consultancy and application development agency based in the U.K., a full-service public relations and digital agency based in China, a search engine optimization and digital content marketing agency based in the U.K., and a mobile focused digital agency based in the U.K. During 2017, we recorded approximately $62.0 of goodwill and other intangible assets related to our acquisitions.
During 2016, we completed ten acquisitions, three of which were included in the IAN reportable segment, and seven of which was included in the CMG reportable segment. The most significant acquisitions included a full-service digital agency in the U.K., a group of creative marketing agencies based in Russia, and a media planning and buying agency with significant digital capabilities in Canada. During 2016, we recorded approximately $149.0 of goodwill and other intangible assets related to our acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2018, 2017 or 2016.
Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2018	2017	2016
Cost of investment: current-year acquisitions [1]	$2,323.4	$36.8	$65.7
Cost of investment: prior-year acquisitions	33.9	54.6	40.7
Less: net cash acquired	(13.8)	(7.1)	(13.6)
Total cost of investment	2,343.5	84.3	92.8
Operating payments [2]	19.4	47.1	19.1
Total cash paid for acquisitions [3]	$2,362.9	$131.4	$111.9

1
The cost of investment: current-year acquisitions line significantly increased in the year ended December 31, 2018, primarily as a result of payments related to the acquisition of Acxiom. See Note 6 for further information on the Acxiom Acquisition.

2
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

3
Of the total cash paid for acquisitions, $2,309.8, $30.6 and $52.0 for the years ended December 31, 2018, 2017 and 2016, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $33.7, $53.7 and $40.8 for the years ended December 31, 2018, 2017 and 2016, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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
For acquisitions we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 15 for further information on contingent acquisition obligations. Redeemable noncontrolling interests are adjusted quarterly, if necessary, to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact retained earnings or additional paid in capital, except for foreign currency translation adjustments. The following table presents changes in our redeemable noncontrolling interests.

	Years ended December 31,
	2018	2017	2016
Balance at beginning of period	$252.1	$252.8	$251.9
Change in related noncontrolling interests balance	(10.7)	(2.8)	4.9
Changes in redemption value of redeemable noncontrolling interests:
Additions	—	7.7	6.8
Redemptions and other	(33.7)	(18.5)	(14.8)
Redemption value adjustments	(39.8)	12.9	4.0
Balance at end of period	$167.9	$252.1	$252.8
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

Note 6: Acxiom Acquisition
On October 1, 2018, pursuant to the terms of the Membership Interest Purchase Agreement dated as of July 2, 2018, the Company completed the acquisition of Acxiom Holdings, Inc.’s Marketing Solutions business ("Acxiom") through the acquisition of 100% of the equity interests of Acxiom for $2,327.9, subject to customary closing adjustments. The purpose of the acquisition is to combine the Company's media, creative, marketing services and analytics capabilities, global scale and consumer insights, with Acxiom's expertise in identity, data, integrations and data stewardship.
The Company funded the acquisition of Acxiom from a term loan agreement with third-party lenders for $500.0 and unsecured senior notes issued for a total of $2,000.0 in aggregate principal amount. See Note 3 for further information regarding the Company's debt.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the closing date:

October 1, 2018
Cash and cash equivalents	$13.3
Accounts receivable	112.9
Accounts receivable, billable to clients	8.3
Other current assets	28.2
Property and equipment, net	159.7
Deferred income taxes	(0.6)
Goodwill	1,110.8
Intangible assets, net	995.0
Other non-current assets	8.3
Accounts payable	(37.1)
Accrued liabilities	(46.9)
Contract liabilities	(23.2)
Other non-current liabilities	(0.8)
Net assets acquired	$2,327.9
The preliminary fair values of the identifiable intangible assets acquired at the closing date are as follows:

	Fair Value	Weighted Average Amortization Period (Years)
Customer lists	$600.0	15.0
Know-how and technology	235.0	9.0
Trade names	160.0	15.0 to indefinite
Total intangible assets	995.0
The preliminary fair value of the customer lists was determined by applying the multi-period excess earnings method, a variation of the income approach. The preliminary fair values of the know-how and technology and the trade names were determined using the relief from royalty method of the income approach. Goodwill generated by the Acxiom Acquisition, the majority of which is tax deductible, primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. We do not believe there will be material adjustments.
The operating results of Acxiom for the period from October 1, 2018 to December 31, 2018, including net revenue of $181.7 and net income available to IPG common stockholders of $20.4, are included in our Consolidated Statements of Operations for the year ended December 31, 2018.
The Company incurred a total of $35.0 in "Selling, general and administrative expenses," $3.7 in "Interest expense," $0.4 in "Interest income" and $10.3 in "Other expense, net," for transaction-related costs in connection with the acquisition.
The following table presents the combined results of the Company and Acxiom for the years ended December 31, 2018 and 2017 on an unaudited pro forma basis, as if the acquisition had occurred on January 1, 2017. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if that acquisition had taken place at the beginning of January 1, 2017. It also does not reflect changes in cost structure or operations resulting from restructuring activities, changes in the business, or future events that may occur after the completion of the acquisition. The pro forma combined results of operations shown below include after-tax nonrecurring transaction-related charges of $27.6 in 2017, and the business combination accounting effects resulting from the acquisition.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	(unaudited)
	December 31,
	2018	2017
Pro forma revenues	$10,230.4	$9,736.1
Pro forma net income	642.2	519.2

Note 7:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2018	2017	2016
Balance at beginning of period	$42.7	$55.7	$54.2
Charges to costs and expenses	6.5	9.5	16.7
Adjustments:
Acquisitions/(dispositions)	2.2	(1.0)	(2.5)
Uncollectible accounts written off	(7.1)	(25.5)	(9.4)
Foreign currency translation adjustments	(1.8)	4.0	(3.3)
Balance at end of period	$42.5	$42.7	$55.7

Property and Equipment

	December 31,
	2018	2017
Furniture and equipment	$681.7	$634.8
Leasehold improvements	629.0	641.5
Internal-use computer software	368.5	331.3
Land and buildings	146.6	79.0
Gross property and equipment	1,825.8	1,686.6
Less: accumulated depreciation	(1,034.9)	(1,036.2)
Total property and equipment, net	$790.9	$650.4
Total depreciation and amortization expense for property and equipment for the years ended December 31, 2018, 2017 and 2016 was $165.3, $136.0 and $138.3, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2018	2017
Salaries, benefits and related expenses	$494.9	$441.7
Acquisition obligations	65.7	42.0
Office and related expenses	52.2	53.2
Interest	43.6	16.4
Other	150.5	121.4
Total accrued liabilities	$806.9	$674.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2018	2017	2016
Net losses on sales of businesses	$(61.9)	$(24.1)	$(41.4)
Other	(7.7)	(2.1)	1.1
Total other expense, net	$(69.6)	$(26.2)	$(40.3)
Net losses on sales of businesses – During 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. The businesses held for sale as of year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. During 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our IAN reportable segment. During 2016, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within both our IAN and CMG reportable segments.
Other – During 2018, the amounts recognized were primarily a result of transaction-related costs from the Acxiom Acquisition.

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
The following table presents our share repurchase activity under our share repurchase programs.

	Years ended December 31,
	2018	2017	2016
Number of shares repurchased	5.1	13.7	13.3
Aggregate cost, including fees	$117.1	$300.1	$303.3
Average price per share, including fees	$23.03	$21.97	$22.76
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of December 31, 2018, $338.4 remained available for repurchase under the share repurchase programs, which has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2018	2017	2016
Cash paid for interest	$88.7	$82.3	$78.8
Cash paid for income taxes, net of refunds [1]	207.9	228.4	244.1

1	Refunds of $24.3, $31.9 and $26.6 were received for the years ended December 31, 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 8:  Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN, CMG and Corporate & other, for the years ended December 31, 2018 and 2017 are listed below.

	IAN	CMG	Corporate & other [1]	Total [2]
Balance as of December 31, 2016	$3,043.8	$630.6	$—	$3,674.4
Acquisitions	39.6	15.5	—	55.1
Foreign currency and other	78.4	12.5	—	90.9
Balance as of December 31, 2017	$3,161.8	$658.6	$—	$3,820.4
Acquisitions	1.2	20.0	1,110.8	1,132.0
Foreign currency and other	(63.3)	(12.0)	(1.2)	(76.5)
Balance as of December 31, 2018	$3,099.7	$666.6	$1,109.6	$4,875.9

1	During 2018, the increase in goodwill is primarily due to the acquisition of Acxiom. See Note 6 for further information on the Acxiom Acquisition.

2	For all periods presented, no goodwill impairment charge has been recorded.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets primarily consist of customer lists and know-how and technology, which have definite lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years, as well as trade names which have both indefinite and definite lives which are subject to amortization on a straight-line basis with estimated useful lives of 15 years. Amortization expense for other intangible assets for the years ended December 31, 2018, 2017 and 2016 was $37.6, $21.1 and $21.9, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2018, 2017 and 2016. During 2018 and 2017, we recorded approximately $999.0 and $7.0 of other intangible assets related to our acquisitions in the respective year. The increase in 2018 is primarily due to the acquisition of Acxiom.
The following table provides a summary of other intangible assets, which are included in our Consolidated Balance Sheets.

	December 31,
	2018			2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$857.2	$(190.9)	$666.3	$267.3	$(172.2)	$95.1
Know-how and technology	235.0	(6.5)	228.5	—	—	—
Trade names	226.2	(36.8)	189.4	68.8	(33.8)	35.0
Other	14.4	(3.8)	10.6	14.4	(3.8)	10.6
Total	$1,332.8	$(238.0)	$1,094.8	$350.5	$(209.8)	$140.7

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2018 is listed below.

	2019	2020	2021	2022	2023
Estimated amortization expense	$87.8	$87.3	$85.6	$82.3	$78.2

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 9:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2018	2017	2016
Domestic	$474.0	$514.8	$502.1
Foreign	364.0	326.0	323.5
Total	$838.0	$840.8	$825.6
The provision for income taxes is listed below.

	Years ended December 31,
	2018	2017	2016
U.S. federal income taxes (including foreign withholding taxes):
Current	$38.1	$154.1	$54.3
Deferred	29.9	(37.6)	35.7
	68.0	116.5	90.0
State and local income taxes:
Current	25.1	18.8	8.2
Deferred	3.4	19.7	(1.6)
	28.5	38.5	6.6
Foreign income taxes:
Current	121.9	107.9	89.8
Deferred	(19.2)	8.4	10.5
	102.7	116.3	100.3
Total	$199.2	$271.3	$196.9
A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$176.0	$294.3	$289.0
State and local income taxes, net of U.S. federal income tax benefit	23.8	23.5	4.3
Impact of foreign operations, including withholding taxes	50.7	(6.7)	(23.9)
U.S. tax incentives	(17.5)	(1.3)	(1.3)
Change in net valuation allowance [1]	(16.9)	1.4	(13.4)
Divestitures	11.7	1.1	9.7
U.S. federal tax credits	(48.1)	(0.4)	(44.6)
Stock compensation	(6.8)	(15.3)	(9.0)
Increase/(decrease) in unrecognized tax benefits	8.4	7.0	(21.8)
Net impact of the Tax Act	13.4	(36.0)	0.0
Statutory tax rate changes	0.0	0.0	11.4
Other	4.5	3.7	(3.5)
Provision for income taxes	$199.2	$271.3	$196.9

Effective income tax rate on operations	23.8%	32.3%	23.8%

1	Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

In 2018, our effective income tax rate of 23.8% was positively impacted by U.S. tax incentives, foreign tax credits from a distribution of unremitted earnings, the net reversal of valuation allowance in Continental Europe and research and development credits. The effective income tax rate was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, non-deductible losses on sales of businesses and assets held for sale, by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries, and by tax expense related to the true-up of our December 31, 2017 tax reform estimates as permitted by SEC Staff issued Accounting Bulletin No. 118 (“SAB 118”).
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations. At December 31, 2017, provisional amounts were recorded as permitted by SAB 118. We have finalized our calculations of the impact of the Tax Act and have revised our estimates as required by SAB 118. This resulted in a tax expense of $13.4, primarily attributable to our estimate of the tax imposed on the deemed repatriation of unremitted foreign earnings.
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
In 2017, our effective income tax rate of 32.3% was positively impacted by a net benefit of $36.0 as a result of the Tax Act as well as excess tax benefits on employee share-based payments, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
In 2016, our effective income tax rate of 23.8% was positively impacted by a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns for tax years 2014 and 2015 primarily related to foreign tax credits and, to a lesser extent, research and development credits based on the conclusion of multi-year studies; the settlement of 2011 and 2012 income tax audits, which included the recognition of certain previously unrecognized tax benefits of $23.4; the reversal of valuation allowances of $12.2 as a consequence of the disposition of certain businesses in Continental Europe; excess tax benefits on employee share-based payments; and various changes in state income tax laws as well as the recognition of previously unrecognized state tax benefits as a result of a lapse in statute of limitations. The positive impacts to our tax rates were partially offset by the revaluation of deferred tax assets as a result of a statutory tax rate change in Continental Europe, losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and by losses on sales of businesses for which we did not receive a full tax benefit.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2018	2017
Postretirement/post-employment benefits	$17.9	$19.5
Deferred compensation	99.8	91.7
Pension costs	22.2	27.6
Basis differences in fixed assets	(71.7)	(52.0)
Rent	27.3	27.5
Interest	48.8	45.8
Accruals and reserves	21.0	18.4
Allowance for doubtful accounts	7.4	10.2
Basis differences in intangible assets	(302.7)	(281.3)
Investments in equity securities	1.2	(3.3)
Tax loss/tax credit carry forwards	345.6	357.9
Prepaid expenses	(6.3)	(1.7)
Deferred revenue	(26.8)	(41.3)
Unremitted foreign earnings	(9.5)	0.0
Other	38.2	43.7
Total deferred tax assets, net	212.4	262.7
Valuation allowance	(211.0)	(243.0)
Net deferred tax assets	$1.4	$19.7
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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2018	2017	2016
Balance at beginning of period	$243.0	$255.6	$275.1
Reversed to costs and expenses	(28.0)	(4.6)	(15.4)
Charged (reversed) to gross tax assets and other accounts [1]	5.1	(27.3)	9.5
Foreign currency translation	(9.1)	19.3	(13.6)
Balance at end of period	$211.0	$243.0	$255.6

1	Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2018, 2017, and 2016, amounts reversed to costs and expenses primarily related to decreases in valuation allowances in Continental Europe for existing deferred tax assets.
As of December 31, 2018, there were $1,149.4 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $994.1 have unlimited carryforward periods and $155.3 have expiration periods from 2019 to 2038. As of December 31, 2018, the Company also had $26.8 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2019 and 2038.
As of December 31, 2018, we had $1,079.1 of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. During the third quarter ended September 30, 2018, as a result of our increased debt and associated servicing

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

commitments in connection with the Acxiom Acquisition that was consummated on October 1, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $435.0 of undistributed foreign earnings from certain international entities are no longer subject to the permanent reinvestment assertion. We recorded a tax expense of $10.8 representing our estimate of the tax costs associated with this change to our assertion. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments.
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2018	2017	2016
Balance at beginning of period	$271.9	$246.7	$226.9
Increases as a result of tax positions taken during a prior year	65.9	6.3	65.0
Decreases as a result of tax positions taken during a prior year	(10.8)	(8.1)	(47.5)
Settlements with taxing authorities	(6.5)	(0.8)	(4.6)
Lapse of statutes of limitation	(1.7)	(3.3)	(11.8)
Increases as a result of tax positions taken during the current year	16.6	31.1	18.7
Balance at end of period	$335.4	$271.9	$246.7
Included in the total amount of unrecognized tax benefits of $335.4 as of December 31, 2018, is $313.5 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2018 and 2017 is $42.4 and $27.9, respectively, of which a detriment of $14.5 and $7.0 is included in our 2018 and 2017 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $15.0 and $25.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. federal income tax audits through 2012, with the exception of 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2007 or non-U.S. income tax audits for years prior to 2009.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Available-for-Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2016	$(718.6)	$0.6	$(8.4)	$(238.0)	$(964.4)
Other comprehensive income (loss) before reclassifications	132.2	0.0	0.0	(9.7)	122.5
Amount reclassified from accumulated other comprehensive loss, net of tax	1.1	(0.6)	1.6	12.0	14.1
Balance as of December 31, 2017	$(585.3)	$0.0	$(6.8)	$(235.7)	$(827.8)
Other comprehensive (loss) income before reclassifications	(146.8)	0.0	0.0	11.4	(135.4)
Amount reclassified from accumulated other comprehensive loss, net of tax	15.7	0.0	1.5	4.9	22.1
Balance as of December 31, 2018	$(716.4)	$0.0	$(5.3)	$(219.4)	$(941.1)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2018	2017	2016
Foreign currency translation adjustments [1]	$15.7	$1.1	$3.7	Other expense, net
Gains on available-for-sale securities	0.0	(0.7)	(1.3)	Other expense, net
Losses on derivative instruments	2.2	2.1	2.0	Interest expense
Amortization of defined benefit pension and postretirement plans items	6.5	13.7	5.8	Other expense, net
Tax effect	(2.3)	(2.1)	(2.1)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$22.1	$14.1	$8.1

1	These foreign currency translation adjustments are primarily a result of the sales of businesses.

Note 11:  Incentive Compensation Plans
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

	Years ended December 31,
	2018	2017	2016
Stock options	$0.0	$0.0	$0.2
Stock-settled awards	24.7	20.5	16.0
Cash-settled awards	0.6	1.0	0.9
Performance-based awards	57.5	61.5	69.4
Employee stock purchase plan	0.9	1.0	0.7
Other [1]	0.9	0.5	0.8
Stock-based compensation expense	$84.6	$84.5	$88.0
Tax benefit	$20.4	$30.4	$32.1

1	Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years after the grant date (or earlier in the case of certain terminations of employment). There were no stock options granted during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, all stock options granted were fully vested and exercisable.
The following table summarizes our stock option activity during 2018.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2018	3.7	$9.44
Exercised	(1.9)	$8.30
Stock options outstanding as of December 31, 2018	1.8	$10.66	2.8	$17.6
There were 1.9, 1.1 and 1.2 stock options exercised in 2018, 2017 and 2016, respectively. The total intrinsic value of stock options exercised during 2018, 2017 and 2016 was $27.9, $15.1 and $15.2, respectively. The cash received from the stock options exercised in 2018, 2017 and 2016 was $29.0, $20.0 and $18.2, which include taxes withheld of $13.3, $6.8, and $7.8, respectively.

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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2018 and 2017.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2018	2017	2016
Stock-Settled Awards:
Awards granted	2.1	0.8	1.1
Weighted-average grant-date fair value (per award)	$23.60	$24.18	$21.87
Total fair value of vested awards distributed	$24.2	$22.6	$17.5
Cash-Settled Awards:
Awards granted	0.1	0.0	0.1
Weighted-average grant-date fair value (per award)	$23.62	$23.33	$22.54
Total fair value of vested awards distributed	$0.8	$0.9	$0.7
Performance-Based Awards:
Awards granted	2.9	4.8	3.3
Weighted-average grant-date fair value (per award)	$21.13	$20.06	$19.58
Total fair value of vested awards distributed	$87.2	$112.4	$27.9
In conjunction with common stock dividends declared in 2018 and 2017, we accrued dividends of $2.4 and $1.5, respectively, on non-vested stock-settled awards and paid dividends of $1.5 and $1.2 for stock-settled awards that vested during 2018 and 2017, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2018 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2018	2.1	$22.78	0.1	$22.52	8.3	$21.05
Granted	2.1	23.60	0.1	23.62	2.9	21.13
Vested	(1.0)	22.18	(0.1)	21.54	(3.6)	21.02
Forfeited	(0.1)	23.67	0.0	23.17	(0.6)	21.06
Non-vested as of December 31, 2018	3.1	$23.51	0.1	$23.47	7.0	$21.10
Total unrecognized compensation expense remaining	$39.4		$1.0		$54.7
Weighted-average years expected to be recognized over	1.6		1.3		1.7
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2018, which resulted in a forfeiture rate consistent with prior years.

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

Cash Awards
During the years ended December 31, 2018, 2017 and 2016, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $20.9, $2.8 and $5.2, respectively. For those same years, we recognized $7.0, $2.5 and $3.1, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2018, 2017 and 2016, the Compensation Committee granted performance awards to be settled in cash under the 2014 PIP with a total target value of $39.9, $38.4, and $37.4, respectively. For those same years, we recognized $37.6, $35.3 and $39.8, respectively, in salaries and related expenses in our Consolidated Statements of Operations.

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

Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 10.0 shares are reserved for issuance under the ESPP, of which 0.8 shares have been issued since the inception of the ESPP through December 31, 2018.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2018 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2018				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$132.1	$0.0	$0.0	$132.1	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$148.4	$148.4

	December 31, 2017				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$201.6	$0.0	$0.0	$201.6	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$147.0	$147.0

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $1.4 from December 31, 2017 to December 31, 2018 is primarily due to acquisitions and exercised put options of $61.8, partially offset by payments of $54.0. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,605.6	$38.0	$3,643.6
Our long-term debt is comprised of senior notes, a term loan and other notes payable. The fair value of our senior notes, which are traded over-the-counter, is based on quoted prices in markets that are not active. Therefore, these senior notes are classified as Level 2 within the fair value hierarchy. Our term loan is a fixed price commitment that cannot be traded on the open market, and therefore is classified as Level 2 within the fair value hierarchy. Our other notes payable are not actively traded, and their fair value is not solely derived from readily observable inputs. The fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore is classified as Level 3 within the fair value hierarchy. See Note 3 for further information on our long-term debt.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 13:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 3,300 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,600 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

	2018	2017	2018	2017	2018	2017
Benefit Obligation
Projected benefit obligation as of January 1	$125.4	$126.6	$582.3	$530.6	$31.8	$32.3
Service cost	0.0	0.0	5.4	4.9	0.0	0.0
Interest cost	4.5	5.1	13.1	13.5	1.1	1.3
Benefits paid	(9.5)	(11.4)	(27.4)	(19.0)	(5.9)	(5.9)
Plan participant contributions	0.0	0.0	0.1	0.2	1.8	1.6
Actuarial (gains) losses	(5.0)	5.1	(47.6)	20.3	(1.1)	2.5
Settlements and curtailments	0.0	0.0	(5.8)	(19.8)	0.0	0.0
Foreign currency effect	0.0	0.0	(26.4)	50.4	0.0	0.0
Other	0.0	0.0	2.3	1.2	0.0	0.0

Projected benefit obligation as of December 31	$115.4	$125.4	$496.0	$582.3	$27.7	$31.8

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$98.8	$95.2	$404.2	$365.9	$0.0	$0.0
Actual return on plan assets	(8.1)	12.4	(8.0)	25.1	0.0	0.0
Employer contributions	8.6	2.6	19.1	17.5	4.1	4.3
Plan participant contributions	0.0	0.0	0.1	0.2	1.8	1.6
Benefits paid	(9.5)	(11.4)	(27.4)	(19.0)	(5.9)	(5.9)
Settlements	0.0	0.0	(4.6)	(19.1)	0.0	0.0
Foreign currency effect	0.0	0.0	(21.1)	33.2	0.0	0.0
Other	0.0	0.0	1.6	0.4	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$89.8	$98.8	$363.9	$404.2	$0.0	$0.0

Funded status of the plans at December 31	$(25.6)	$(26.6)	$(132.1)	$(178.1)	$(27.7)	$(31.8)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2018	2017	2018	2017	2018	2017
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$8.6	$9.0	$0.0	$0.0
Current liability	0.0	0.0	(6.2)	(6.5)	(2.9)	(3.1)
Non-current liability	(25.6)	(26.6)	(134.5)	(180.6)	(24.8)	(28.7)

Net liability recognized	$(25.6)	$(26.6)	$(132.1)	$(178.1)	$(27.7)	$(31.8)

Accumulated benefit obligation	$115.4	$125.4	$493.2	$577.9

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$60.4	$52.2	$165.6	$201.6	$3.1	$4.2
Prior service cost (credit)	0.0	0.0	1.2	1.1	(0.3)	(0.4)

Total amount recognized	$60.4	$52.2	$166.8	$202.7	$2.8	$3.8

Actuarial gains of $5.0 for the Domestic Pension Plan are attributed to an increase in the discount rate from 3.70% as of December 31, 2017 to 4.35% as of December 31, 2018, partially offset by changes in demographic experience. Actuarial gains of $47.6 for the foreign pension plans are attributed to an increase in the weighted-average discount rate from 2.36% as of December 31, 2017 to 2.61% as of December 31, 2018 and changes in demographic experience.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2018	2017	2018	2017
Pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$115.4	$125.4	$491.2	$576.6
Aggregate accumulated benefit obligation	115.4	125.4	489.9	575.2
Aggregate fair value of plan assets	89.8	98.8	350.5	389.5
Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$0.0	$0.0	$0.0	$5.4	$4.9	$6.7	$0.0	$0.0	$0.0
Interest cost	4.5	5.1	5.9	13.1	13.5	15.1	1.1	1.3	1.5
Expected return on plan assets	(6.6)	(6.2)	(6.6)	(18.8)	(17.7)	(18.7)	0.0	0.0	0.0
Settlement and curtailment (gains) losses	0.0	0.0	0.0	(1.0)	6.8	0.4	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.1	0.1	(0.2)	(0.2)	(0.2)
Net actuarial losses	1.6	1.5	1.3	5.9	5.5	4.2	0.1	0.0	0.0
Net periodic cost	$(0.5)	$0.4	$0.6	$4.7	$13.1	$7.8	$1.0	$1.1	$1.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

 Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016

Net periodic cost
Discount rate	3.70%	4.20%	4.80%	2.36%	2.52%	3.61%	3.65%	4.05%	4.65%
Rate of compensation increase	N/A	N/A	N/A	2.37%	2.36%	3.18%	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.00%	4.70%	4.66%	5.38%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.31%	1.29%	1.35%	N/A	N/A	N/A

Benefit obligation
Discount rate	4.35%	3.70%	4.20%	2.61%	2.36%	2.52%	4.30%	3.65%	4.05%
Rate of compensation increase	N/A	N/A	N/A	2.58%	2.37%	2.36%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.44%	1.31%	1.29%	N/A	N/A	N/A

Health care cost trend rate assumed for next year
Initial rate (weighted-average)							6.25%	6.50%	6.75%
Year ultimate rate is reached							2024	2024	2024
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2018, 2017 and 2016, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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
Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 12 for a description of the fair value hierarchy.

	December 31, 2018				December 31, 2017
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$13.0	$0.0	$0.0	$13.0	$14.7	$0.0	$0.0	$14.7
Limited partnerships	0.0	0.0	25.6	25.6	0.0	0.0	29.5	29.5
Fixed income securities	23.1	0.0	0.0	23.1	23.4	0.0	0.0	23.4
Insurance contracts	0.0	5.8	0.0	5.8	0.0	7.9	0.0	7.9
Other	20.0	0.0	0.0	20.0	27.7	0.0	0.0	27.7
Total plan assets, subject to leveling	$56.1	$5.8	$25.6	$87.5	$65.8	$7.9	$29.5	$103.2
Plan assets measured at net asset value
Other investments measured at net asset value [1]				366.2				399.8
Total plan assets				$453.7				$503.0

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

	Years ended December 31,
Plan assets subject to fair value hierarchy, level 3	2018	2017
Balance at beginning of period	$29.5	$28.0
Actual return on plan assets	(3.9)	1.5
Balance at end of period	$25.6	$29.5
Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2018, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2019 Target Allocation	2018	2017
Alternative investments [1]	26%	26%	27%
Equity securities	23%	22%	23%
Fixed income securities	21%	21%	21%
Liability driven investments [2]	16%	16%	14%
Real estate	6%	6%	6%
Other	8%	9%	9%
Total	100%	100%	100%

1	Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.

2	Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2018, we contributed $8.6 and $19.1 of cash to our domestic and foreign pension plans, respectively. For 2019, we expect to contribute approximately $2.5 and $17.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2019	$14.5	$21.7	$3.0
2020	8.8	18.7	2.8
2021	8.0	19.8	2.6
2022	8.3	20.9	2.4
2023	7.8	21.8	2.2
2024 - 2028	36.7	117.2	9.8
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.3 in any individual year.
Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2018, 2017 and 2016 were $52.6, $47.2 and $47.0, respectively. Expenses include a discretionary Company contribution of $6.7, $3.6 and $6.1 offset by participant forfeitures of $5.8, $4.6 and $4.4 in 2018, 2017 and 2016, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $51.3, $47.4 and $44.5 to these plans in 2018, 2017 and 2016, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation and benefit arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. These arrangements may provide participants with the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service, attaining a certain age or upon retirement or termination.  As of December 31, 2018 and 2017, the deferred compensation and deferred benefit liability balance was $196.2 and $213.2, respectively.  Amounts expensed for deferred compensation and benefit arrangements in 2018, 2017 and 2016 were $10.0, $18.5 and $18.5, respectively.
We have purchased life insurance policies on participants' lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2018 and 2017, the cash surrender value of these policies was $177.3 and $177.4, respectively.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2018 and 2017. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $5.9 and $8.4 as of December 31, 2018 and 2017, respectively.

Note 14:  Segment Information
As of December 31, 2018, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the "Corporate and other" group.
Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a range of solutions for our clients. Our digital specialist agencies provide digital capabilities and serve as key digital partners. In addition, our domestic integrated agencies, including Hill Holliday, Carmichael Lynch and Tierney, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.
CMG, which includes Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

and brand identity, and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN; however, on an aggregate basis, CMG has a higher proportion of arrangements for which they act as principal.
The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss). All segments follow the same accounting policies as those described in Note 1.
Corporate and other is primarily comprised of selling, general and administrative expenses as well as three months of results from Acxiom in 2018. Selling, general and administrative expenses includes corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following tables.

	Years ended December 31,
	2018	2017	2016
Total Revenue:
IAN	$7,374.4	$7,009.6	$6,992.8
CMG	2,158.3	2,038.0	2,063.4
Corporate and other [1]	181.7	—	—
Total	$9,714.4	$9,047.6	$9,056.2

Net revenue:
IAN	$6,585.8	$6,266.7	$6,201.4
CMG	1,264.1	1,206.8	1,250.9
Corporate and other [1]	181.7	—	—
Total	$8,031.6	$7,473.5	$7,452.3

Segment operating income (loss):
IAN	$982.8	$875.1	$894.3
CMG	175.0	189.9	189.3
Corporate and other	(149.0)	(126.6)	(147.2)
Total	1,008.8	938.4	936.4

Interest expense	(123.0)	(90.8)	(90.6)
Interest income	21.8	19.4	20.1
Other expense, net	(69.6)	(26.2)	(40.3)
Income before income taxes	$838.0	$840.8	$825.6

Depreciation and amortization
IAN	$142.8	$125.5	$129.2
CMG	24.3	23.5	22.4
Corporate and other	35.8	8.1	8.6
Total	$202.9	$157.1	$160.2

Capital expenditures:
IAN	$128.5	$112.0	$149.2
CMG	13.0	17.7	16.6
Corporate and other	35.6	26.2	34.9
Total	$177.1	$155.9	$200.7

	December 31,
	2018	2017
Total assets:
IAN	$11,446.2	$10,978.0
CMG	1,516.7	1,427.4
Corporate and other [2]	2,657.4	299.3
Total	$15,620.3	$12,704.7

1 Revenue is from Acxiom which was acquired on October 1, 2018. See Note 6 for further detail on the acquisition.
2 Includes $2,421.7 of assets held at Acxiom. See Note 6 for further detail on the acquisition.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Net revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Net Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2018	2017	2016	2018	2017
Domestic	$4,825.0	$4,458.8	$4,443.2	$892.9	$694.5
International:
United Kingdom	711.7	613.1	604.3	57.9	56.2
Continental Europe	737.5	687.8	682.0	57.9	73.6
Asia Pacific	896.8	866.9	887.7	121.7	115.5
Latin America	350.1	350.8	367.8	43.6	48.2
Other	510.5	496.1	467.3	45.7	46.1
Total International	3,206.6	3,014.7	3,009.1	326.8	339.6
Total Consolidated	$8,031.6	$7,473.5	$7,452.3	$1,219.7	$1,034.1
Net revenue is primarily attributed to geographic areas based on where the services are performed. Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

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

	Years ended December 31,
	2018	2017	2016
Gross rent expense	$375.9	$371.0	$366.1
Third-party sublease rental income	(5.3)	(4.6)	(4.1)
Net rent expense	$370.6	$366.4	$362.0

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2019	$352.0	$(7.7)	$344.3
2020	324.3	(5.2)	319.1
2021	282.3	(2.2)	280.1
2022	242.5	(1.3)	241.2
2023	184.0	(0.6)	183.4
Thereafter	714.6	(0.5)	714.1
Total	$2,099.7	$(17.5)	$2,082.2

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of December 31, 2018 and 2017, the amount of parent company guarantees on lease obligations was $824.5 and $829.2, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $349.1 and $308.8, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $207.8 and $182.2, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2018, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2018.

	2019	2020	2021	2022	2023	Thereafter	Total
Deferred acquisition payments	$65.7	$20.0	$23.6	$4.7	$10.2	$2.7	$126.9
Redeemable noncontrolling interests and call options with affiliates [1]	30.1	30.6	42.9	5.7	3.5	2.5	115.3
Total contingent acquisition payments	$95.8	$50.6	$66.5	$10.4	$13.7	$5.2	$242.2

1
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2018. These estimated payments of $24.9 are included within the total payments expected to be made in 2019, and will continue to be carried forward into 2020 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.

The majority of these payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revision in accordance with the terms of the respective agreements. See Note 5 for further information relating to the payment structure of our acquisitions.

Legal Matters
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities arising in the normal course of business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. We evaluate all cases each reporting period and record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. In certain cases, we cannot reasonably estimate the potential loss because, for example, the litigation is in its early stages. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
In December 2016, one of the Company's standalone domestic agencies was contacted by the Department of Justice Antitrust Division (the "DOJ") for documents regarding video production practices. By letter dated November 5, 2018, the DOJ confirmed that the foregoing investigation has been closed, and all documents produced by the Company and its subsidiary were returned to the Company. The DOJ did not bring any charges against the Company or its subsidiary.

Note 16:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
Revenue Recognition
See Notes 1 and 2 for further discussion on the adoption of ASC 606.
Employee Benefits
In August 2018, the Financial Accounting Standards Board (the "FASB") issued amended guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying requirements for certain disclosures, and adding disclosure requirements identified as relevant. The amended guidance is effective December 31, 2020, with early adoption permitted. We early adopted this amended guidance prospectively as of the quarter ended December 31, 2018. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Derivatives and Hedging
In August 2017, the FASB issued amended guidance on hedge accounting which expands an entity’s ability to hedge non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new guidance also eliminates the requirement to separately measure and report hedge ineffectiveness. This amended guidance is effective beginning January 1, 2019, with early adoption permitted. We early adopted this amended guidance prospectively as of the quarter ended December 31, 2018, and applied the adoption as of January 1, 2018, as required. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.
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
Leases
In February 2016, the FASB issued amended guidance on lease accounting which requires an entity to recognize a right-of-use asset and a corresponding lease liability on its balance sheet for virtually all of its leases with a term of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This amended guidance, which is effective beginning January 1, 2019, requires modified retrospective application, and allows for the application of the new guidance at the adoption date. We have made significant progress in implementing the system upgrades required to adopt the leasing standard, and are currently in the process of establishing appropriate controls and procedures surrounding the new guidance. As an accounting policy, we have elected not to apply the recognition requirements to short-term leases, not to separate non-lease components from lease components, and have elected the package of practical expedients as it relates to reassessment of existing leases as granted by the FASB. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Statements of Operations, but will result in an estimated right-of-use asset and lease liability between $1,300.0 to $1,600.0 each on our Consolidated Balance Sheet effective January 1, 2019.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 17:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue:
Net revenue [1,2]	$1,774.0	$1,675.3	$1,948.2	$1,834.6	$1,895.7	$1,832.5	$2,413.7	$2,131.1
Billable expenses [1,2]	395.1	388.5	443.6	351.2	401.8	375.7	442.3	458.7
Total Revenue [1,2]	2,169.1	2,063.8	2,391.8	2,185.8	2,297.5	2,208.2	2,856.0	2,589.8

Operating Expenses:
Salaries and related expenses [2]	1,330.3	1,251.7	1,292.9	1,228.9	1,251.4	1,218.8	1,423.7	1,291.3
Office and other direct [2] expenses	323.8	312.7	333.3	318.4	317.0	302.9	381.0	334.8
Billable expenses [1,2]	395.1	388.5	443.6	351.2	401.8	375.7	442.3	458.7
Cost of services [2]	2,049.2	1,952.9	2,069.8	1,898.5	1,970.2	1,897.4	2,247.0	2,084.8
Selling, general and administrative expenses [2]	35.1	35.2	28.8	20.3	21.6	13.6	81.0	49.4
Depreciation and amortization [2]	46.0	41.0	44.0	41.3	44.0	42.2	68.9	32.6
Total operating expenses [1,2]	2,130.3	2,029.1	2,142.6	1,960.1	2,035.8	1,953.2	2,396.9	2,166.8
Operating income [1]	38.8	34.7	249.2	225.7	261.7	255.0	459.1	423.0
Other (expense) income, net [3]	(24.4)	0.8	(16.3)	(15.4)	(15.3)	(9.9)	(13.6)	(1.7)
Total (expenses) and other income	(40.3)	(14.9)	(37.7)	(36.4)	(37.6)	(26.8)	(55.2)	(19.5)
Provision for (benefit of) income taxes [1,4]	12.7	(0.3)	63.6	81.6	60.7	54.9	62.2	135.1
Net (loss) income [1]	(16.1)	21.3	147.8	107.6	163.5	172.3	342.5	269.2
Net (loss) income available to IPG common stockholders [1]	$(14.1)	$24.7	$145.8	$107.7	$161.0	$169.7	$326.2	$252.3

(Loss) earnings per share available to IPG common stockholders:
Basic [1]	$(0.04)	$0.06	$0.38	$0.27	$0.42	$0.44	$0.85	$0.66
Diluted [1]	$(0.04)	$0.06	$0.37	$0.27	$0.41	$0.43	$0.84	$0.64

Dividends declared per common share	$0.21	$0.18	$0.21	$0.18	$0.21	$0.18	$0.21	$0.18

1
Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("ASC 606") using the full retrospective transition method and revised its Consolidated financial statements for the years ended December 31, 2017. See Note 1 and 2 for further detail on the ASC 606 adoption.

2
The Company has revised the presentation of its Consolidated Statements of Operations, which disaggregates net revenue and billable expenses within total revenue and separately presents cost of services; selling, general and administrative expenses; and depreciation and amortization within operating expenses. The revised presentation does not impact total revenue, total operating expenses or operating income.

3
The three months ended March 31, June 30, September 30 and December 31, 2018 included pre-tax net losses of $24.4, $19.8, $5.8, and $11.9, respectively, on sales of businesses. The three months ended June 30 and September 30, 2017 included pre-tax net losses of $13.1 and $8.7, respectively, on sales of businesses.

4
The three months ended December 31, 2018 included a tax benefit of $23.4 related to various discrete tax items. The three months ended September 30, 2017 included a tax benefit of $31.2 related to foreign tax credits from distributions of unremitted earnings, which was reversed during the three months ended December 31, 2017 as a result of the enactment of the Tax Cuts and Jobs Act. The three months ended December 31, 2017 included a net tax benefit of $36.0 as a result of the enactment of the Tax Cuts and Jobs Act.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 18:  Subsequent Events
We announced on February 13, 2019 that our Board had declared a common stock cash dividend of $0.235 per share, payable on March 15, 2019 to holders of record as of the close of business on March 1, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management excluded Acxiom LLC from the audit of internal control over financial reporting because it was acquired in purchase business combinations completed on October 1, 2018. Acxiom LLC is a wholly- owned subsidiary whose total assets and total revenues represented 2.2% and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2018. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2018, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Committees of the Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”
New York Stock Exchange Certification
In 2018, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section and the “Securities Authorized for Issuance under Equity Compensation Plans” section of the Proxy Statement.

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
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
2(i)
Membership Interest Purchase Agreement, dated as of July 2, 2018, by and among Acxiom Corporation, the Registrant, LiveRamp, Inc., and Acxiom Holdings, Inc., is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2018.

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

4(iii)(E)
Fifth Supplemental Indenture, dated as of September 21, 2018, to the 2012 Indenture, with respect to the 3.500% Senior Notes due 2020 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.

4(iii)(F)
Sixth Supplemental Indenture, dated as of September 21, 2018, to the 2012 Indenture, with respect to the 3.750% Senior Notes due 2021 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.

4(iii)(G)
Seventh Supplemental Indenture, dated as of September 21, 2018, to the 2012 Indenture, with respect to the 4.650% Senior Notes due 2028 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.

4(iii)(H)
Eighth Supplemental Indenture, dated as of September 21, 2018, to the 2012 Indenture, with respect to the 5.400% Senior Notes due 2048 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.

10(i)(A)
Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, further amended and restated as of May 31, 2011, further amended as of November 6, 2012, further amended and restated as of December 12, 2013, further amended and restated as of October 20, 2015 and as further amended and restated on October 25, 2017, among the Registrant, the lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to Exhibit 10(i)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10(i)(B)
Amendment No. 1 to the Credit Agreement, dated as of July 27, 2018, among the Registrant, the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Citibank, N.A., as agent for the lenders, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2018.

10(i)(C)
Credit Agreement, dated as of July 27, 2018, among the Registrant, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint leader arrangers and joint bookrunners, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2018.

(i) Michael I. Roth

10(iii)(A)(1)
Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit No.	Description
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

10(iii)(A)(14)
Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(15)
Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(16)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(17)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

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

Exhibit No.	Description
10(iii)(A)(34)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(35)	2006 PIP - Nonstatutory Stock Option Award Agreement is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

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

10(iii)(A)(46)
2014 PIP Restricted Stock Unit Award Agreement (updated 2018), is incorporated by reference to Exhibit 10(iii)(A)(46) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(47)	2014 PIP Restricted Stock Unit Award Agreement (updated 2019).*

10(iii)(A)(48)	2014 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(49)	2014 PIP Performance Share Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(48) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(50)	2014 PIP Performance Share Award Agreement (updated 2019).*

10(iii)(A)(51)	2014 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(52)	2014 PIP Performance Cash Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(53)	2014 PIP Performance Cash Award Agreement (updated 2019).*

10(iii)(A)(54)	The Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the SEC on December 21, 2015.*

Exhibit No.	Description
10(iii)(A)(55)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

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

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2018.

*	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Michael I. Roth
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 25, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2019
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2019
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 25, 2019
Jocelyn Carter-Miller

/s/ H. John Greeniaus	Director	February 25, 2019
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 25, 2019
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 25, 2019
Dawn Hudson

/s/ William T. Kerr	Director	February 25, 2019
William T. Kerr

/s/ Henry S. Miller	Director	February 25, 2019
Henry S. Miller

/s/ Jonathan F. Miller	Director	February 25, 2019
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 25, 2019
Patrick Q. Moore

/s/ David M. Thomas	Director	February 25, 2019
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 25, 2019
E. Lee Wyatt Jr.