Form 10-Q
period 2019-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2019-04-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The number of shares of the registrant’s common stock outstanding as of April 15, 2019 was 387,039,011.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018
REVENUE:
Net revenue	$2,004.8	$1,774.0
Billable expenses	356.4	395.1
Total revenue	2,361.2	2,169.1

OPERATING EXPENSES:
Salaries and related expenses	1,421.1	1,330.3
Office and other direct expenses	389.2	323.8
Billable expenses	356.4	395.1
Cost of services	2,166.7	2,049.2
Selling, general and administrative expenses	41.4	35.1
Depreciation and amortization	71.1	46.0
Restructuring charges	31.8	0.0
Total operating expenses	2,311.0	2,130.3

OPERATING INCOME	50.2	38.8

EXPENSES AND OTHER INCOME:
Interest expense	(49.8)	(19.9)
Interest income	7.8	4.0
Other expense, net	(6.9)	(24.4)
Total (expenses) and other income	(48.9)	(40.3)

Income (loss) before income taxes	1.3	(1.5)
Provision for income taxes	10.5	12.7
Loss of consolidated companies	(9.2)	(14.2)
Equity in net loss of unconsolidated affiliates	(0.3)	(1.9)
NET LOSS	(9.5)	(16.1)
Net loss attributable to noncontrolling interests	1.5	2.0
NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(8.0)	$(14.1)

Loss per share available to IPG common stockholders:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Weighted-average number of common shares outstanding:
Basic	384.5	383.4
Diluted	384.5	383.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
NET LOSS	$(9.5)	$(16.1)

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	8.3	22.4
Reclassification adjustments recognized in net loss	1.2	12.5
	9.5	34.9

Derivative instruments:
Recognition of previously unrealized losses in net loss	0.6	0.5
Income tax effect	(0.1)	(0.2)
	0.5	0.3

Defined benefit pension and other postretirement plans:
Amortization of unrecognized losses, transition obligation and prior service cost included in net loss	1.7	1.9
Settlement and curtailment losses included in net loss	0.0	0.2
Other	(0.3)	0.1
Income tax effect	(0.1)	(0.1)
	1.3	2.1
Other comprehensive income, net of tax	11.3	37.3
TOTAL COMPREHENSIVE INCOME	1.8	21.2
Less: comprehensive loss attributable to noncontrolling interests	(1.6)	(1.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$3.4	$22.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$630.5	$673.4
Accounts receivable, net of allowance of $40.1 and $42.5, respectively	4,027.5	5,126.6
Accounts receivable, billable to clients	2,077.4	1,900.6
Assets held for sale	19.7	5.7
Other current assets	491.9	476.6
Total current assets	7,247.0	8,182.9
Property and equipment, net of accumulated depreciation of $1,061.6 and $1,034.9, respectively	767.1	790.9
Deferred income taxes	285.6	247.0
Goodwill	4,885.2	4,875.9
Other intangible assets	1,074.5	1,094.7
Operating lease right-of-use assets	1,355.5	0.0
Other non-current assets	435.1	428.9
TOTAL ASSETS	$16,050.0	$15,620.3

LIABILITIES:
Accounts payable	$5,733.7	$6,698.1
Accrued liabilities	663.6	806.9
Contract liabilities	575.9	533.9
Short-term borrowings	272.4	73.7
Current portion of long-term debt	0.1	0.1
Current portion of operating leases	263.0	0.0
Liabilities held for sale	22.4	11.2
Total current liabilities	7,531.1	8,123.9
Long-term debt	3,663.7	3,660.2
Non-current operating leases	1,223.6	0.0
Deferred compensation	401.9	422.7
Other non-current liabilities	713.3	812.8
TOTAL LIABILITIES	13,533.6	13,019.6

Redeemable noncontrolling interests (see Note 5)	161.8	167.9

STOCKHOLDERS’ EQUITY:
Common stock	38.6	38.3
Additional paid-in capital	903.3	895.9
Retained earnings	2,303.1	2,400.1
Accumulated other comprehensive loss, net of tax	(929.7)	(941.1)
Total IPG stockholders’ equity	2,315.3	2,393.2
Noncontrolling interests	39.3	39.6
TOTAL STOCKHOLDERS’ EQUITY	2,354.6	2,432.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,050.0	$15,620.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions) (Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9.5)	$(16.1)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	71.1	46.0
Provision for uncollectible receivables	3.4	2.1
Amortization of restricted stock and other non-cash compensation	28.2	30.0
Net amortization of bond discounts and deferred financing costs	2.3	1.4
Deferred income tax provision	(31.0)	(20.8)
Net losses on sales of businesses	8.6	24.4
Other	13.1	6.8
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,088.4	675.2
Accounts receivable, billable to clients	(175.2)	(220.7)
Other current assets	(79.4)	(88.3)
Accounts payable	(961.3)	(994.2)
Accrued liabilities	(77.5)	(164.6)
Contract liabilities	39.2	17.6
Operating lease right-of-use assets	70.0	0.0
Non-current operating lease liabilities	(62.4)	0.0
Other non-current assets and liabilities	(21.5)	(28.7)
Net cash used in operating activities	(93.5)	(729.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32.8)	(22.8)
Acquisitions, net of cash acquired	0.0	(0.2)
Other investing activities	2.1	(0.1)
Net cash used in investing activities	(30.7)	(23.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings	201.0	718.8
Exercise of stock options	0.6	6.9
Repurchases of common stock	0.0	(54.9)
Common stock dividends	(90.6)	(80.8)
Tax payments for employee shares withheld	(21.2)	(26.3)
Distributions to noncontrolling interests	(2.5)	(3.9)
Other financing activities	(0.6)	(1.6)
Net cash provided by financing activities	86.7	558.2
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6.4)	(2.9)
Net decrease in cash, cash equivalents and restricted cash	(43.9)	(197.7)
Cash, cash equivalents and restricted cash at beginning of period	677.2	797.7
Cash, cash equivalents and restricted cash at end of period	$633.3	$600.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$2,393.2	$39.6	$2,432.8
Cumulative effect of accounting change				2.2		2.2		2.2
Net loss				(8.0)		(8.0)	(1.5)	(9.5)
Other comprehensive income					11.4	11.4	(0.1)	11.3
Reclassifications related to redeemable noncontrolling interests						0.0	2.6	2.6
Distributions to noncontrolling interests						0.0	(2.5)	(2.5)
Change in redemption value of redeemable noncontrolling interests				0.3		0.3		0.3
Common stock dividends ($0.235 per share)				(90.6)		(90.6)		(90.6)
Stock-based compensation	3.4	0.3	29.8			30.1		30.1
Exercise of stock options	0.0	0.0	0.6			0.6		0.6
Shares withheld for taxes	(0.8)	0.0	(22.0)			(22.0)		(22.0)
Other			(1.0)	(0.9)		(1.9)	1.2	(0.7)
Balance at March 31, 2019	386.2	$38.6	$903.3	$2,303.1	$(929.7)	$2,315.3	$39.3	$2,354.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net loss				(14.1)			(14.1)	(2.0)	(16.1)
Other comprehensive income					37.0		37.0	0.3	37.3
Reclassifications related to redeemable noncontrolling interests							0.0	2.5	2.5
Distributions to noncontrolling interests							0.0	(3.9)	(3.9)
Change in redemption value of redeemable noncontrolling interests				1.5			1.5		1.5
Repurchases of common stock						(54.9)	(54.9)		(54.9)
Common stock dividends ($0.210 per share)				(80.8)			(80.8)		(80.8)
Stock-based compensation	4.4	0.4	30.3				30.7		30.7
Exercise of stock options	0.8	0.1	6.9				7.0		7.0
Shares withheld for taxes	(1.1)	(0.1)	(28.0)				(28.1)		(28.1)
Other			(0.7)	(0.6)			(1.3)	0.1	(1.2)
Balance at March 31, 2018	390.3	$39.0	$963.7	$2,010.5	$(790.8)	$(113.9)	$2,108.5	$31.8	$2,140.3

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2018 Annual Report on Form 10-K.
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
Selling, general and administrative expenses are primarily the unallocated expenses of our Corporate and other group, excluding depreciation and amortization.
Depreciation and amortization of the fixed assets and intangible assets of the Company is disclosed as a separate operating expense.
Restructuring charges relate to the Company's implementation of a cost initiative to better align our cost structure with our revenue, as discussed further in Note 9.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications and immaterial revisions have been made to prior-period financial statements to conform to the current-period presentation.

Note 2:  Revenue
Disaggregation of Revenue
We have two reportable segments as of March 31, 2019: IAN and CMG, as further discussed in Note 13. IAN principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications and marketing services. CMG generates revenue from providing events and public relations services as well as sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting.
Our agencies are located in over 110 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended March 31,
Total revenue:	2019	2018
United States	$1,535.1	$1,350.7
International:
United Kingdom	206.2	204.4
Continental Europe	178.8	181.7
Asia Pacific	232.4	231.5
Latin America	89.3	80.0
Other	119.4	120.8
Total International	826.1	818.4
Total Consolidated	$2,361.2	$2,169.1

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
Net revenue:	2019	2018
United States	$1,314.1	$1,092.3
International:
United Kingdom	170.3	163.5
Continental Europe	156.8	158.7
Asia Pacific	178.0	178.8
Latin America	80.3	73.9
Other	105.3	106.8
Total International	690.7	681.7
Total Consolidated	$2,004.8	$1,774.0

IAN	Three months ended March 31,
Total revenue:	2019	2018
United States	$1,210.1	$1,023.2
International	662.1	662.3
Total IAN	$1,872.2	$1,685.5

Net revenue:
United States	$1,119.3	$898.0
International	591.9	583.3
Total IAN	$1,711.2	$1,481.3

CMG	Three months ended March 31,
Total revenue:	2019	2018
United States	$325.0	$327.5
International	164.0	156.1
Total CMG	$489.0	$483.6

Net revenue:
United States	$194.8	$194.3
International	98.8	98.4
Total CMG	$293.6	$292.7
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2019	December 31, 2018
Accounts receivable, net of allowance of $40.1 and $42.5, respectively	$4,027.5	$5,126.6
Accounts receivable, billable to clients	2,077.4	1,900.6
Contract assets	63.3	67.9
Contract liabilities (deferred revenue)	575.9	533.9

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
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $790.0 of unsatisfied performance obligations as of March 31, 2019 which will be recognized as services are performed over the remaining contractual terms.

Note 3:  Leases
Effective January 1, 2019, IPG adopted Accounting Standards Codification Topic 842, Leases, ("ASC 842") using the modified retrospective transition method. As such, we have recognized a right-of-use asset and a corresponding lease liability on our Consolidated Balance Sheet for virtually all of our leases with a term of more than twelve months. Prior-year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. As an accounting policy, we have elected not to apply the recognition requirements to short-term leases, not to separate non-lease components from lease components, and have elected the package of transition provisions available for existing contracts, which allowed us to carryforward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.
We do not have a material amount of finance leases and the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world. Both the asset and liability are measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. Our leases have remaining lease terms of 1 year to 21 years. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collatoralized credit adjusted borrowing rate.
The following table presents information on our operating leases for the three months ended March 31, 2019.

Three months ended March 31, 2019
Operating lease cost	$78.4
Short-term lease cost	5.1
Sublease income	(2.1)
Total lease cost	$81.4

Cash paid for amounts included in the measurement of lease liabilities	$79.4
Right-of-use assets obtained in exchange for lease obligations	$1.1
Weighted-average remaining lease term	Seven years
Weighted-average discount rate	4.47%

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Our future minimum payments of our operating leases as of March 31, 2019 are listed in the table below.

Period	Net Rent
2019	$327.1
2020	303.0
2021	261.1
2022	212.4
2023	157.8
Thereafter	557.2
Total future minimum lease payments	1,818.6
Less: imputed interest	(332.0)
Present value of future minimum lease payments	1,486.6
Less: current portion of operating leases	263.0
Non-current operating leases	$1,223.6

Our future minimum payments of our operating leases as of December 31, 2018 are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2019	$352.0	$(7.7)	$344.3
2020	324.3	(5.2)	319.1
2021	282.3	(2.2)	280.1
2022	242.5	(1.3)	241.2
2023	184.0	(0.6)	183.4
Thereafter	714.6	(0.5)	714.1
Total future minimum lease payments	$2,099.7	$(17.5)	$2,082.2

As of March 31, 2019, we have additional operating leases that have not yet commenced with future minimum lease payments of approximately $180.0 that will commence in 2019 with lease terms of 5 to 15 years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2019		December 31, 2018
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
3.50% Senior Notes due 2020 (less unamortized discount and issuance costs of $0.7 and $2.2, respectively)	3.89%	$497.1	$504.3	$496.6	$499.9
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.3 and $2.7, respectively)	3.98%	497.0	508.4	496.8	503.2
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $1.0 and $0.7, respectively)	4.13%	248.3	255.2	248.2	250.3
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.6 and $1.6, respectively)	4.32%	497.8	507.5	497.7	491.4
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.5 and $2.1, respectively)	4.24%	497.4	515.0	497.3	492.6
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.6 and $4.2, respectively)	4.78%	494.2	521.2	494.0	494.1
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.8 and $5.5, respectively)	5.48%	491.7	505.4	491.7	474.1
Term Loan due 2021 - LIBOR plus 1.25%		400.0	400.0	400.0	400.0
Other notes payable and capitalized leases		40.3	40.3	38.0	38.0
Total long-term debt		3,663.8		3,660.3
Less: current portion		0.1		0.1
Long-term debt, excluding current portion		$3,663.7		$3,660.2

1	See Note 14 for information on the fair value measurement of our long-term debt.
Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2019, there were no borrowings under the Credit Agreement; however, we had $8.7 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.3. We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2019.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2019, the Company had uncommitted lines of credit in an aggregate amount of $1,112.7, under which we had outstanding borrowings of $69.9 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2019 was $102.9, with a weighted-average interest rate of approximately 4.3%.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of March 31, 2019, there was $202.5 of commercial paper outstanding. The average amount outstanding under the program during the first quarter of 2019 was $154.7, with a weighted-average interest rate of 2.8% and a weighted-average maturity of thirteen days.

Note 5:  Acquisitions
Acxiom Acquisition
On October 1, 2018 (the "acquisition date"), the Company completed its acquisition of Acxiom (the "Acxiom Acquisition"). The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. We do not believe there will be material adjustments.
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
The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$167.9	$252.1
Change in related noncontrolling interests balance	(2.8)	(2.8)
Changes in redemption value of redeemable noncontrolling interests:
Redemptions	(3.1)	(1.9)
Redemption value adjustments	(0.2)	(0.5)
Balance at end of period	$161.8	$246.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6: Loss Per Share
The following sets forth basic and diluted loss per common share available to IPG common stockholders.

	Three months ended March 31,
	2019	2018
Net loss available to IPG common stockholders	$(8.0)	$(14.1)

Weighted-average number of common shares outstanding - basic	384.5	383.4
Dilutive effect of stock options and restricted shares	N/A	N/A
Weighted-average number of common shares outstanding - diluted	384.5	383.4

Loss per share available to IPG common stockholders:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Shares outstanding and loss per share are equal on a basic and diluted basis for the three months ended March 31, 2019 and 2018 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders. Potential shares of restricted stock and stock options totaling 4.4 and 5.2 were excluded from the diluted loss per share calculation for the three months ended March 31, 2019 and 2018, respectively.

Note 7:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2019	December 31, 2018
Salaries, benefits and related expenses	$346.2	$494.9
Acquisition obligations	77.2	65.7
Interest	62.1	43.6
Office and related expenses	28.9	52.2
Restructuring charges	11.1	0.0
Other	138.1	150.5
Total accrued liabilities	$663.6	$806.9

Other Expense, Net
Results of operations for the three months ended March 31, 2019 and 2018 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2019	2018
Net losses on sales of businesses	$(8.6)	$(24.4)
Other	1.7	0.0
Total other expense, net	$(6.9)	$(24.4)
Net losses on sales of businesses – During the three months ended March 31, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable, as held for sale within our IAN reportable segment. During the three months ended March 31, 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN reportable segment. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom Acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of March 31, 2019, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

Note 8:  Income Taxes
For the three months ended March 31, 2019, our effective income tax rate was driven by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and net losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a tax benefit, partially offset by excess tax benefits on employee share-based payments, the majority of which is typically in the first quarter due to the timing of the vesting of awards.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $20.0 and $30.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
We are effectively settled with respect to U.S. federal income tax audits through 2012, with the exception of 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2007 or non-U.S. income tax audits for years prior to 2009.

Note 9:  Restructuring Charges
In the first quarter of 2019, the Company implemented a cost initiative (the "2019 Plan") to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018, the components of which are listed below.

Three months ended March 31, 2019
Severance and termination costs	$19.9
Lease impairment costs	11.9
Total restructuring charges	$31.8
Net restructuring charges was comprised of $25.6 at IAN and $5.6 at CMG. All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions expected to be substantially completed by the end of the second quarter of 2019.
Severance and termination costs relate to a planned reduction in workforce of 575 employees. The employee groups affected include: executive, regional and account management as well as administrative, creative and media production personnel. Cash payments of $8.8 were made during the quarter, with the remaining liability of $11.1 expected to be paid by the end of the second quarter of 2019.
Lease impairment costs relate to the office spaces that were vacated as part of the 2019 Plan, which includes impairment on the right-of-use asset of operating leases, furniture, and leasehold improvements. Given the remaining lease terms involved, the lease obligation will be paid out over a period of several years, net of sublease income.

Note 10:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our shareholders. We issued the following stock-based awards under the 2014 Performance Incentive Plan (the "2014 PIP") during the three months ended March 31, 2019.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (shares or units)	1.9	$22.88
Performance-based stock (shares)	2.0	$20.17
Total stock-based compensation awards	3.9
During the three months ended March 31, 2019, the Compensation Committee granted performance cash awards under the 2014 PIP and restricted cash awards under the 2009 Restricted Cash Plan with a total annual target value of $40.0 and $16.3, respectively. Cash awards are expensed over the vesting period, which is typically three years.

Note 11:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2018	$(716.4)	$(5.3)	$(219.4)	$(941.1)
Other comprehensive income before reclassifications	8.4	0.0	0.0	8.4
Amount reclassified from accumulated other comprehensive loss, net of tax	1.2	0.5	1.3	3.0
Balance as of March 31, 2019	$(706.8)	$(4.8)	$(218.1)	$(929.7)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2017	$(585.3)	$(6.8)	$(235.7)	$(827.8)
Other comprehensive income before reclassifications	22.1	0.0	0.4	22.5
Amount reclassified from accumulated other comprehensive loss, net of tax	12.5	0.3	1.7	14.5
Balance as of March 31, 2018	$(550.7)	$(6.5)	$(233.6)	$(790.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2019	2018
Foreign currency translation adjustments	$1.2	$12.5	Other expense, net
Losses on derivative instruments	0.6	0.5	Interest expense
Amortization of defined benefit pension and postretirement plan items	1.7	2.1	Other expense, net
Tax effect	(0.5)	(0.6)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$3.0	$14.5

Note 12:  Employee Benefits
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2019	2018	2019	2018	2019	2018
Service cost	$0.0	$0.0	$1.2	$1.1	$0.0	$0.0
Interest cost	1.2	1.1	3.2	3.4	0.3	0.3
Expected return on plan assets	(1.5)	(1.8)	(4.4)	(4.9)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.0	0.2	0.0	0.0
Amortization of:
Unrecognized actuarial losses	0.5	0.4	1.2	1.5	0.0	0.0
Net periodic cost	$0.2	$(0.3)	$1.2	$1.3	$0.3	$0.3
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the three months ended March 31, 2019, we contributed $0.5 and $4.1 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2019, we expect to contribute approximately $2.0 and $13.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 13:  Segment Information
As of March 31, 2019, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, IPG Mediabrands, Acxiom, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. Beginning in the first quarter of 2019, Acxiom's results are presented in IAN although we continue to evaluate our financial reporting structure, and the profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment EBITA. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2019	2018
Total revenue:
IAN	$1,872.2	$1,685.5
CMG	489.0	483.6
Total	$2,361.2	$2,169.1

Net revenue:
IAN	$1,711.2	$1,481.3
CMG	293.6	292.7
Total	$2,004.8	$1,774.0

Segment EBITA:
IAN	$114.5	$61.0
CMG	1.9	20.7
Corporate and other	(44.6)	(37.6)
Total	$71.8	$44.1

Amortization of acquired intangibles:
IAN	$20.5	$4.1
CMG	1.1	1.2
Corporate and other	0.0	0.0
Total	$21.6	$5.3

Depreciation:
IAN	$42.3	$33.3
CMG	4.6	4.9
Corporate and other	2.6	2.5
Total	$49.5	$40.7

Capital expenditures:
IAN	$26.5	$15.8
CMG	1.0	1.1
Corporate and other	5.3	5.9
Total	$32.8	$22.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Total assets [1]:
IAN	$13,888.1	$13,867.9
CMG	1,660.5	1,516.7
Corporate and other	501.4	235.7
Total	$16,050.0	$15,620.3

1 Results for December 31, 2018 have been restated to conform to the current-period presentation.
The following table presents the reconciliation of segment EBITA to Income (loss) before income taxes.

	Three months ended March 31,
	2019	2018

IAN EBITA	$114.5	$61.0
CMG EBITA	1.9	20.7
Corporate and other EBITA	(44.6)	(37.6)
Consolidated amortization of acquired intangibles	(21.6)	(5.3)
Operating income	50.2	38.8
Total (expenses) and other income	(48.9)	(40.3)
Income (loss) before income taxes	$1.3	$(1.5)

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2019. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2019				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$163.0	$0.0	$0.0	$163.0	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$160.2	$160.2	Accrued liabilities and Other non-current liabilities

	December 31, 2018				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$132.1	$0.0	$0.0	$132.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$148.4	$148.4	Accrued liabilities and Other non-current liabilities

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $11.8 from December 31, 2018 to March 31, 2019 is primarily due to valuation adjustments and accretion. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,717.0	$40.3	$3,757.3	$0.0	$3,605.6	$38.0	$3,643.6
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

Note 15:  Commitments and Contingencies
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
Guarantees
As discussed in our 2018 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of March 31, 2019 and December 31, 2018, the amount of parent company guarantees on lease obligations was $789.9 and $824.5, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $297.4 and $349.1, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $209.1 and $207.8, respectively.

Note 16:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance on lease accounting. We adopted the standard using the modified retrospective approach with an effective date of January 1, 2019. Prior-year financial statements were not recast under the new standard. The adoption resulted in the presentation of a right-of-use asset and lease liability on our Consolidated Balance Sheet and corresponding impacts on our Consolidated Statement of Cash Flows, but did not have a significant impact on our Consolidated Statements of Operations. See Note 3 for further discussion on our adoption of the new leases standard.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our"). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2018 Annual Report on Form 10-K, as well as our other reports and filings with the Securities and Exchange Commission (the "SEC"). Our Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2018 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 16 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.
NON-GAAP FINANCIAL MEASURE, provides a reconciliation of non-GAAP financial measure with the most directly comparable generally accepted accounting principles in the United States ("U.S. GAAP") financial measures and sets forth the reasons we believe that presentation of the non-GAAP financial measure contained therein provides useful information to investors regarding our results of operations and financial condition.

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
Our financial goals include competitive organic net revenue growth and expansion of EBITA margin, as defined and discussed within the Non-GAAP Financial Measure section of this MD&A, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.
When we analyze period-to-period changes in our operating performance, we determine the portion of the change that is attributable to changes in foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. We exclude the impact of billable expenses in analyzing our operating performance as the fluctuations from period to period are not indicative of the performance of our underlying

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

businesses and have no impact on our EBITA, as defined and discussed within the Non-GAAP Financial Measure section of this MD&A, or net income.
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first quarter of 2019 were the British Pound Sterling and Euro.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings, including the acquisition of Acxiom (the "Acxiom Acquisition"), and disposed of businesses that are not consistent with our strategic plan.
The metrics that we use to evaluate our financial performance include organic change in net revenue as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated net revenue, as well as EBITA. These metrics are also used by management to assess the financial performance of our operating segments, Integrated Agency Networks ("IAN") and Constituency Management Group ("CMG"). In certain of our discussions, we analyze net revenue by geographic region and by business sector, in which we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated net revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Statement of Operations Data	2019	2018	% Increase/ (Decrease)
REVENUE:
Net revenue	$2,004.8	$1,774.0	13.0%
Billable expenses	356.4	395.1	(9.8)%
Total revenue	$2,361.2	$2,169.1	8.9%

OPERATING INCOME	$50.2	$38.8	29.4%

EBITA [1]	$71.8	$44.1	62.8%

NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(8.0)	$(14.1)

Loss per share available to IPG common stockholders:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Operating Ratios
Organic change in net revenue	6.4%	3.6%

Operating margin on net revenue	2.5%	2.2%
Operating margin on total revenue	2.1%	1.8%

EBITA margin on net revenue [1]	3.6%	2.5%

Expenses as a % of net revenue:
Salaries and related expenses	70.9%	75.0%
Office and other direct expenses	19.4%	18.3%
Selling, general and administrative expenses	2.1%	2.0%
Depreciation and amortization	3.5%	2.6%
Restructuring charges [2]	1.6%	0.0%

1	EBITA is a financial measure that is not defined by U.S. GAAP. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.

2	For the first quarter of 2019, results include restructuring charges of $31.8.
Our organic net revenue increase of 6.4% (which excludes results from Acxiom) for the first quarter of 2019 was driven by growth throughout all geographic regions, attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare, consumer goods and financial services sectors. During the first quarter of 2019, our EBITA margin grew to 3.6% from 2.5% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. In the first quarter of 2019, our EBITA margin includes restructuring charges of 1.6% of net revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended March 31, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2019	Organic	Total
Consolidated	$1,774.0	$(49.4)	$165.8	$114.4	$2,004.8	6.4%	13.0%
Domestic	1,092.3	0.0	160.0	61.8	1,314.1	5.7%	20.3%
International	681.7	(49.4)	5.8	52.6	690.7	7.7%	1.3%
United Kingdom	163.5	(10.5)	7.9	9.4	170.3	5.7%	4.2%
Continental Europe	158.7	(12.7)	(1.2)	12.0	156.8	7.6%	(1.2)%
Asia Pacific	178.8	(9.8)	1.0	8.0	178.0	4.5%	(0.4)%
Latin America	73.9	(10.8)	(0.4)	17.6	80.3	23.8%	8.7%
Other	106.8	(5.6)	(1.5)	5.6	105.3	5.2%	(1.4)%
The 5.7% organic increase during the first quarter of 2019 in our domestic market was primarily driven by growth at our media and advertising businesses. In our international markets, the 7.7% organic increase was driven by growth across all geographic regions and most disciplines, primarily at our media and advertising businesses. Consolidated net acquisitions includes net revenue mostly from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures mostly from our domestic market and Continental Europe region.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.
Salaries and Related Expenses

	Three months ended March 31,
	2019	2018	% Increase/ (Decrease)
Salaries and related expenses	$1,421.1	$1,330.3	6.8%

As a % of net revenue:
Salaries and related expenses	70.9%	75.0%
Base salaries, benefits and tax	59.4%	62.3%
Incentive expense	4.7%	4.4%
Severance expense	0.8%	1.6%
Temporary help	4.2%	4.4%
All other salaries and related expenses	1.8%	2.3%
Net revenue growth of 13.0%, which was discussed in detail above, outpaced the increase in salaries and related expenses of 6.8% during the first quarter of 2019 as compared to the prior-year period, primarily driven by leverage in base salaries, benefits and tax, partially offset by higher incentive expense. Also contributing to the lower percentage was the inclusion of Acxiom, which has a lower ratio of salaries and related expenses as a percentage of its net revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and Other Direct Expenses

	Three months ended March 31,
	2019	2018	% Increase/ (Decrease)
Office and other direct expenses	$389.2	$323.8	20.2%

As a % of net revenue:
Office and other direct expenses	19.4%	18.3%
Occupancy expense	6.6%	7.2%
All other office and other direct expenses [1]	12.8%	11.1%

1
Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Office and other direct expenses increased by 20.2% compared to net revenue growth of 13.0%, which was discussed in detail above, during the first quarter of 2019 as compared to the prior-year period. The increase in office and other direct expenses was mainly due to the inclusion of Acxiom, which has a higher ratio of office and other direct expenses as a percentage of its net revenue, primarily driven by client service costs. Additionally, overall office and other direct expenses benefited primarily from leverage in occupancy expense and lower new business development costs, partially offset by an increase in year-over-year change in contingent acquisition obligations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a percentage of net revenue remained flat in the first quarter of 2019 compared to the prior-year period.
Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue increased to 3.5% in the first quarter of 2019 from 2.6% in the prior-year period, primarily due to the inclusion of Acxiom.
Restructuring Charges
In the first quarter of 2019, the Company implemented a cost initiative (the “2019 Plan”) to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018, the components of which are listed below.

Three months ended March 31, 2019
Severance and termination costs	$19.9
Lease impairment costs	11.9
Total restructuring charges	$31.8
All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions expected to be substantially completed by the end of the second quarter of 2019. The 2019 Plan includes a reduction in workforce of 575 employees and costs associated with vacated office space, which we expect will have a positive impact on our 2020 results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the 2019 Plan restructuring charges and employee headcount reduction for the first three months ended March 31, 2019.

	Restructuring Charges	Headcount Reduction (Actual Number)
Domestic	$26.2	458
International	5.6	117
Consolidated	$31.8	575
The 2019 Plan included cost initiatives due to specific client losses, and as such we considered the potential for goodwill impairment at one of our reporting units. While our review did not indicate an impairment triggering event as of March 31, 2019, it did indicate a likely decrease in the excess of fair value over carrying value compared to December 31st, 2018.

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2019	2018
Cash interest on debt obligations	$(45.6)	$(19.5)
Non-cash interest	(4.2)	(0.4)
Interest expense	(49.8)	(19.9)
Interest income	7.8	4.0
Net interest expense	(42.0)	(15.9)
Other expense, net	(6.9)	(24.4)
Total (expenses) and other income	$(48.9)	$(40.3)
Net Interest Expense
For the three months ended March 31, 2019, net interest expense increased by $26.1 as compared to the prior-year period, primarily attributable to increased cash interest expense from the issuance of long-term debt in 2018 in order to finance the Acxiom Acquisition.
Other Expense, Net
Results of operations for the three months ended March 31, 2019 and 2018 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2019	2018
Net losses on sales of businesses	$(8.6)	$(24.4)
Other	1.7	0.0
Total other expense, net	$(6.9)	$(24.4)
Net losses on sales of businesses – During the three months ended March 31, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable, as held for sale within our IAN reportable segment. During the three months ended March 31, 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN reportable segment. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

INCOME TAXES

	Three months ended March 31,
	2019	2018
Income (loss) before income taxes	$1.3	$(1.5)
Provision for income taxes	$10.5	$12.7
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2019, our seasonally smallest quarter, our income tax provision was driven by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances and net losses on sales of businesses, and the classification of certain assets as held for sale, for which we did not receive a tax benefit, partially offset by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
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

LOSS PER SHARE
Basic and diluted loss per share available to IPG common stockholders for the three months ended March 31, 2019 were $0.02 compared to $0.04 for the three months ended March 31, 2018. For the three months ended March 31, 2019, this included negative impacts on both basic and diluted loss per share of $0.05 from the amortization of acquired intangibles, $0.06 from restructuring charges, and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.
For the three months ended March 31, 2018, this included negative impacts on both basic and diluted loss per share of $0.01 from the amortization of acquired intangibles and $0.06 from net losses on sales of businesses and the classification of certain assets as held for sale.

Segment Results of Operations – Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
As discussed in Note 13 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2019: IAN and CMG. We also report results for the "Corporate and other" group.
IAN
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2019	Organic	Total
Consolidated	$1,481.3	$(43.1)	$164.1	$108.9	$1,711.2	7.4%	15.5%
Domestic	898.0	0.0	160.8	60.5	1,119.3	6.7%	24.6%
International	583.3	(43.1)	3.3	48.4	591.9	8.3%	1.5%
The organic increase was attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare, consumer goods and financial services sectors. The organic increase in our domestic market was primarily driven by growth at our media and advertising businesses. The international organic increase was driven by growth across all geographic regions and all disciplines, primarily at our media and advertising businesses, most notably in the Latin America and Continental Europe regions. Consolidated net acquisitions includes net revenue mostly from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures mostly from our domestic market and Continental Europe regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended March 31,
	2019	2018	Change
Segment EBITA [1]	$114.5	$61.0	87.7%
EBITA margin on net revenue [1]	6.7%	4.1%

1
Segment EBITA and EBITA margin on net revenue include $25.6 of restructuring charges in the first quarter of 2019. See "Restructuring Charges" in MD&A and Note 9 to the Consolidated Financial Statements for the further information.

EBITA margin expanded during the first quarter of 2019 when compared to the first quarter of 2018, as the net revenue growth of 15.5%, which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles. The net revenue growth outpaced the increase in salaries and related expenses as compared to the prior period, primarily due to leverage in base salaries, benefits and tax as well as the inclusion of Acxiom, which has a lower ratio of salaries and related expenses as a percentage of its net revenue. The increase in office and other direct expenses outpaced the growth in net revenue as compared to the prior-year period, mainly due to the inclusion of Acxiom, which has a higher ratio of office and other direct expense as a percentage of its net revenue, primarily driven by client service costs. Additionally, overall office and other direct expenses primarily benefited from leverage in occupancy expense and lower new business development costs, partially offset by an increase in year-over-year change in contingent acquisition obligations.
During the first quarter of 2019, segment EBITA includes restructuring charges of $25.6 to better align our cost structure with our revenue.
Depreciation and amortization as a percentage of net revenue increased to 3.7% in the first quarter of 2019 from 2.5% in the prior-year period, primarily due to the inclusion of Acxiom.
CMG
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2019	Organic	Total
Consolidated	$292.7	$(6.3)	$1.7	$5.5	$293.6	1.9%	0.3%
Domestic	194.3	0.0	(0.8)	1.3	194.8	0.7%	0.3%
International	98.4	(6.3)	2.5	4.2	98.8	4.3%	0.4%
The organic increase was primarily attributable to net client wins, most notably in the technology and telecom and healthcare sectors. The organic increase in our domestic market was primarily driven by growth at our public relations agencies. The international organic increase was driven by growth across all geographic regions and most disciplines, primarily at our public relations agencies and sports marketing business, most notably in the United Kingdom.
Segment EBITA

	Three months ended March 31,
	2019	2018	Change
Segment EBITA [1]	$1.9	$20.7	(90.8)%
EBITA margin on net revenue [1]	0.6%	7.1%

1
Segment EBITA and EBITA margin on net revenue include $5.6 of restructuring charges in the first quarter of 2019. See "Restructuring Charges" in MD&A and Note 9 to the Consolidated Financial Statements for the further information.

EBITA margin decreased during the first quarter of 2019 when compared to the first quarter of 2018, as the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles, primarily driven by restructuring charges of $5.6 to better align our cost structure with our revenue and higher salaries and related expenses to support business growth, outpaced net revenue growth of 0.3%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Depreciation and amortization as a percentage of net revenue relatively remained flat in the first quarter of 2019 as compared to the prior-year period.
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
Corporate and other expenses increased by $7.0 to $44.6 during the first quarter of 2019 as compared to the prior-year period, primarily due to higher incentive expense . Corporate and other expense includes $0.6 of restructuring charges. See "Restructuring Charges" in MD&A and Note 9 to the Consolidated Financial Statements for the further information.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2019	2018
Net income, adjusted to reconcile to net cash used in operating activities [1]	$86.2	$73.8
Net cash used in working capital [2]	(165.8)	(775.0)
Changes in other non-current assets and liabilities using cash	(13.9)	(28.7)
Net cash used in operating activities	$(93.5)	$(729.9)
Net cash used in investing activities	(30.7)	(23.1)
Net cash provided by financing activities	86.7	558.2

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
Net cash used in operating activities during the first quarter of 2019 was $93.5, which was a decrease of $636.4 as compared to the first quarter of 2018, primarily as a result of a decrease in working capital usage of $609.2. Working capital in the first quarter of 2019 was an unseasonably low use, which benefited from the timing of sizable cash collections that were received in the first quarter of 2019 versus the fourth quarter of 2018, primarily attributable to our media businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Investing Activities
Net cash used in investing activities during the first quarter of 2019 primarily consisted of payments for capital expenditures of $32.8, related mostly to leasehold improvements and computer software and hardware.
Financing Activities
Net cash provided by financing activities during the first quarter of 2019 was driven by an increase in short-term borrowings of $201.0, related mostly to an increase of commercial paper, partially offset by the payment of dividends of $90.6.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $6.4 during the first quarter of 2019.
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
Funding Requirements
Our most significant funding requirements include our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes, restructuring, and debt service. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.
Notable funding requirements include:

•
Debt service – As of March 31, 2019, we had outstanding short-term borrowings of $272.4 primarily from our uncommitted lines of credit and commercial paper program used primarily to fund seasonal working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2020 through 2048.

•
Acquisitions – We paid cash of $0.5 in deferred payments for ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $77.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $2.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2019, we paid a quarterly cash dividend of $0.235 per share on our common stock, which corresponded to a dividend payment of $90.6. Assuming we continue to pay a quarterly dividend of $0.235 per share, and there is no significant change in the number of outstanding shares as of March 31, 2019, we would expect to pay approximately $363.0 over the next twelve months.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom Acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of March 31, 2019, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2019, there were no borrowings under the Credit Agreement; however, we had $8.7 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.3.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2019. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of March 31, 2019.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2019	EBITDA Reconciliation	March 31, 2019
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$1,083.4
Actual interest coverage ratio	8.01x	Add:
Leverage ratio (not greater than) [1]	4.00x	Depreciation and amortization	332.8
Actual leverage ratio	2.78x	EBITDA [1]	$1,416.2

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

We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2019, the Company had uncommitted lines of credit in an aggregate amount of $1,112.7, under which we had outstanding borrowings of $69.9 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2019 was $102.9, with a weighted-average interest rate of approximately 4.3%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of March 31, 2019, there was $202.5 of commercial paper outstanding. The average amount outstanding under the program during the first quarter of 2019 was $154.7, with a weighted-average interest rate of 2.8% and a weighted-average maturity of thirteen days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2019, the amount netted was $2,055.7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our debt credit ratings as of April 15, 2019, are listed below.

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

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2018, included in our 2018 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2018. Actual results may differ from these estimates under different assumptions or conditions.
RECENT ACCOUNTING STANDARDS
See Note 16 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Loss Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Loss of Unconsolidated Affiliates, Net Loss Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles which we refer to as “EBITA”.
EBITA should be viewed as supplemental to, and not as an alternative for Net Loss Available to IPG Common Stockholders calculated in accordance with U.S. GAAP ("net income") or operating income calculated in accordance with U.S. GAAP ("operating income"). This section also includes reconciliation of this non-GAAP financial measure to the most directly comparable U.S. GAAP financial measures, as presented below.
EBITA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of EBITA help our management identify additional trends in our company’s financial results that may not be shown solely by period-to-period comparisons of net income or operating income. In addition, we may use EBITA in the incentive compensation programs applicable to some of our employees in order to evaluate our Company’s performance. Our management recognizes that EBITA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. Management also reviews operating and net income as well as the specific items that are excluded from EBITA, but included in net income or operating income, as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of EBITA to net income that accompany our disclosure documents containing non-GAAP financial measures, including the reconciliations contained in this MD&A.
We believe that the presentation of EBITA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. In addition, as more fully described below, we believe that providing EBITA, together with a reconciliation of this non-GAAP financial measure to net income, helps investors make comparisons between our Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, EBITA is intended to provide a supplemental way of comparing our Company with other public companies and is not intended as a substitute for comparisons based on net income or operating income. In making any comparisons to other companies, investors need to be aware that companies may use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under the applicable rules of the SEC.
The following is an explanation of the items excluded by us from EBITA but included in net loss:

•
Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Loss Income of Unconsolidated Affiliates and Net Loss Attributable to Noncontolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Loss Available to IPG Common Stockholders to EBITA for the first quarter of 2019 and 2018.

	Three months ended March 31,
	2019	2018

Net Revenue	$2,004.8	$1,774.0

EBITA Reconciliation:
Net Loss Available to IPG Common Stockholders [1]	$(8.0)	$(14.1)

Add Back:
Provision for Income Taxes	10.5	12.7
Subtract:
Total (Expenses) and Other Income	(48.9)	(40.3)
Equity in Net Loss of Unconsolidated Affiliates	(0.3)	(1.9)
Net Loss Attributable to Noncontrolling Interests	1.5	2.0
Operating Income [1]	50.2	38.8

Add Back:
Amortization of Acquired Intangibles	21.6	5.3

EBITA [1]	$71.8	$44.1
EBITA Margin on Net Revenue [1]	3.6%	2.5%

1	In 2019, calculations include restructuring charges of $31.8.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the first quarter of 2019. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2019, and December 31, 2018, approximately 82% and 86%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. We do not have any interest rate swaps outstanding as of March 31, 2019. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 15 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2019, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2019 to March 31, 2019:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	7,227	$22.65	—	$338,421,933
February 1 - 28	958,835	$22.89	—	$338,421,933
March 1 - 31	880	$20.93	—	$338,421,933
Total	966,942	$22.89	—

1
The total number of shares of our common stock, par value $0.10 per share, purchased were withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the "Withheld Shares").

2
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum in the applicable period of the aggregate value of the tax withholding obligations by the sum of the number of Withheld Shares.

3
In February 2017, the Company's Board of Directors (the "Board") authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2017 Share Repurchase Program"). In February 2018, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2017 Share Repurchase Program. On July 2, 2018, in connection with the announcement of the Acxiom Acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition, and no shares were repurchased pursuant to the share repurchase programs in the periods reflected. There are no expiration dates associated with the share repurchase programs.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

10(iii)(A)(1)	Employment Agreement between the Company and Ellen Johnson dated as of April 1, 2004.

10(iii)(A)(2)	Supplemental Employment Agreement between the Company and Ellen Johnson dated September 22, 2004.

10(iii)(A)(3)	Amendment to Employment Agreement between the Company and Ellen Johnson dated as of March 4, 2008.

10(iii)(A)(4)	Executive Change of Control Agreement between the Company and Ellen Johnson dated as of May 27, 2010.

10(iii)(A)(5)	Extension of Existing Executive Change of Control Agreement between the Company and Ellen Johnson dated August 29, 2013.

10(iii)(A)(6)	Extension of Existing Executive Change of Control Agreement between the Company and Ellen Johnson dated October 26, 2016.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 26, 2019

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 26, 2019