Form 10-Q
period 2019-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2019-10-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares of the registrant’s common stock outstanding as of October 15, 2019 was 387,732,100.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUE:
Net revenue	$2,061.4	$1,895.7	$6,192.1	$5,617.9
Billable expenses	376.7	401.8	1,127.4	1,240.5
Total revenue	2,438.1	2,297.5	7,319.5	6,858.4

OPERATING EXPENSES:
Salaries and related expenses	1,334.4	1,251.4	4,136.7	3,874.6
Office and other direct expenses	367.9	317.0	1,144.4	974.1
Billable expenses	376.7	401.8	1,127.4	1,240.5
Cost of services	2,079.0	1,970.2	6,408.5	6,089.2
Selling, general and administrative expenses	9.8	21.6	69.3	85.5
Depreciation and amortization	69.0	44.0	213.1	134.0
Restructuring charges	0.0	0.0	33.9	0.0
Total operating expenses	2,157.8	2,035.8	6,724.8	6,308.7

OPERATING INCOME	280.3	261.7	594.7	549.7

EXPENSES AND OTHER INCOME:
Interest expense	(49.7)	(27.6)	(151.1)	(73.6)
Interest income	9.5	5.3	25.0	14.0
Other expense, net	(7.4)	(15.3)	(18.1)	(56.0)
Total (expenses) and other income	(47.6)	(37.6)	(144.2)	(115.6)

Income before income taxes	232.7	224.1	450.5	434.1
Provision for income taxes	64.6	60.7	118.7	137.0
Income of consolidated companies	168.1	163.4	331.8	297.1
Equity in net income (loss) of unconsolidated affiliates	0.3	0.1	(0.1)	(1.9)
NET INCOME	168.4	163.5	331.7	295.2
Net income attributable to noncontrolling interests	(2.8)	(2.5)	(4.6)	(2.5)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$165.6	$161.0	$327.1	$292.7

Earnings per share available to IPG common stockholders:
Basic	$0.43	$0.42	$0.85	$0.76
Diluted	$0.42	$0.41	$0.84	$0.75

Weighted-average number of common shares outstanding:
Basic	386.7	382.6	385.8	383.2
Diluted	391.8	388.4	390.3	388.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
NET INCOME	$168.4	$163.5	$331.7	$295.2

OTHER COMPREHENSIVE LOSS
Foreign currency translation:
Foreign currency translation adjustments	(50.9)	(27.9)	(38.4)	(121.9)
Reclassification adjustments recognized in net income	(0.6)	3.3	5.2	16.7
	(51.5)	(24.6)	(33.2)	(105.2)

Derivative instruments:
Recognition of previously unrealized losses in net income	0.6	0.6	1.8	1.7
Income tax effect	(0.2)	(0.2)	(0.4)	(0.5)
	0.4	0.4	1.4	1.2

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	0.0	0.0	0.7	(1.4)
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.7	1.8	5.0	5.7
Settlement and curtailment losses included in net income	0.0	0.1	0.0	0.3
Other	(0.1)	0.0	0.2	(0.4)
Income tax effect	(0.2)	(0.1)	(0.4)	0.0
	1.4	1.8	5.5	4.2
Other comprehensive loss, net of tax	(49.7)	(22.4)	(26.3)	(99.8)
TOTAL COMPREHENSIVE INCOME	118.7	141.1	305.4	195.4
Less: comprehensive income attributable to noncontrolling interests	1.4	2.0	3.4	0.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$117.3	$139.1	$302.0	$195.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$520.5	$673.4
Accounts receivable, net of allowance of $38.8 and $42.5, respectively	4,047.8	5,126.6
Accounts receivable, billable to clients	2,018.7	1,900.6
Assets held for sale	22.8	5.7
Other current assets	440.2	476.6
Total current assets	7,050.0	8,182.9
Property and equipment, net of accumulated depreciation of $1,097.4 and $1,034.9, respectively	758.2	790.9
Deferred income taxes	279.1	247.0
Goodwill	4,847.4	4,875.9
Other intangible assets	1,032.3	1,094.7
Operating lease right-of-use assets	1,573.5	0.0
Other non-current assets	457.1	428.9
TOTAL ASSETS	$15,997.6	$15,620.3

LIABILITIES:
Accounts payable	$5,656.0	$6,698.1
Accrued liabilities	634.3	806.9
Contract liabilities	562.4	533.9
Short-term borrowings	244.8	73.7
Current portion of long-term debt	3.3	0.1
Current portion of operating leases	261.6	0.0
Liabilities held for sale	36.0	11.2
Total current liabilities	7,398.4	8,123.9
Long-term debt	3,367.1	3,660.2
Non-current operating leases	1,434.4	0.0
Deferred compensation	394.8	422.7
Other non-current liabilities	714.4	812.8
TOTAL LIABILITIES	13,309.1	13,019.6

Redeemable noncontrolling interests (see Note 5)	185.4	167.9

STOCKHOLDERS’ EQUITY:
Common stock	38.7	38.3
Additional paid-in capital	941.0	895.9
Retained earnings	2,455.5	2,400.1
Accumulated other comprehensive loss, net of tax	(966.2)	(941.1)
Total IPG stockholders’ equity	2,469.0	2,393.2
Noncontrolling interests	34.1	39.6
TOTAL STOCKHOLDERS’ EQUITY	2,503.1	2,432.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,997.6	$15,620.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions) (Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$331.7	$295.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	213.1	134.0
Provision for uncollectible receivables	7.7	9.4
Amortization of restricted stock and other non-cash compensation	58.3	59.7
Net amortization of bond discounts and deferred financing costs	7.0	4.2
Deferred income tax provision	(1.5)	(22.9)
Net losses on sales of businesses	19.5	50.0
Other	1.5	4.2
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,010.2	443.6
Accounts receivable, billable to clients	(152.0)	(303.0)
Other current assets	(29.5)	(100.6)
Accounts payable	(952.7)	(766.9)
Accrued liabilities	(73.5)	(186.5)
Contract liabilities	37.2	46.1
Change in operating lease right-of-use assets and lease liabilities	2.8	0.0
Other non-current assets and liabilities	(56.2)	6.8
Net cash provided by (used in) operating activities	423.6	(326.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133.8)	(105.7)
Acquisitions, net of cash acquired	(0.6)	(12.0)
Other investing activities	13.7	1.1
Net cash used in investing activities	(120.7)	(116.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings	173.1	(4.6)
Exercise of stock options	4.2	9.1
Proceeds from long-term debt	0.0	1,994.2
Repurchases of common stock	0.0	(117.1)
Repayment of long-term debt	(300.2)	(4.9)
Common stock dividends	(272.2)	(241.6)
Tax payments for employee shares withheld	(22.3)	(28.8)
Acquisition-related payments	(15.3)	(30.4)
Distributions to noncontrolling interests	(12.4)	(13.4)
Other financing activities	0.1	(11.9)
Net cash (used in) provided by financing activities	(445.0)	1,550.6
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(11.1)	(35.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(153.2)	1,072.0
Cash, cash equivalents and restricted cash at beginning of period	677.2	797.7
Cash, cash equivalents and restricted cash at end of period	$524.0	$1,869.7
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	386.4	$38.6	$921.4	$2,381.8	$(917.9)	$2,423.9	$34.5	$2,458.4
Net income				165.6		165.6	2.8	168.4
Other comprehensive loss					(48.3)	(48.3)	(1.4)	(49.7)
Reclassifications related to redeemable noncontrolling interests							2.4	2.4
Distributions to noncontrolling interests							(4.3)	(4.3)
Change in redemption value of redeemable noncontrolling interests				0.0		0.0		0.0
Common stock dividends ($0.235 per share)				(90.8)		(90.8)		(90.8)
Stock-based compensation	0.1	0.0	16.2			16.2		16.2
Exercise of stock options	0.5	0.1	3.6			3.7		3.7
Shares withheld for taxes	(0.1)	0.0	(0.2)			(0.2)		(0.2)
Other			0.0	(1.1)		(1.1)	0.1	(1.0)
Balance at September 30, 2019	386.9	$38.7	$941.0	$2,455.5	$(966.2)	$2,469.0	$34.1	$2,503.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$2,393.2	$39.6	$2,432.8
Cumulative effect of accounting change				2.2		2.2		2.2
Net income				327.1		327.1	4.6	331.7
Other comprehensive loss					(25.1)	(25.1)	(1.2)	(26.3)
Reclassifications related to redeemable noncontrolling interests							2.0	2.0
Distributions to noncontrolling interests							(12.4)	(12.4)
Change in redemption value of redeemable noncontrolling interests				1.4		1.4		1.4
Common stock dividends ($0.235 per share)				(272.2)		(272.2)		(272.2)
Stock-based compensation	3.7	0.4	64.3			64.7		64.7
Exercise of stock options	0.6	0.1	4.2			4.3		4.3
Shares withheld for taxes	(1.0)	(0.1)	(22.4)			(22.5)		(22.5)
Other			(1.0)	(3.1)		(4.1)	1.5	(2.6)
Balance at September 30, 2019	386.9	$38.7	$941.0	$2,455.5	$(966.2)	$2,469.0	$34.1	$2,503.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	390.5	$39.0	$1,022.9	$2,076.7	$(903.4)	$(173.5)	$2,061.7	$29.9	$2,091.6
Net income				161.0			161.0	2.5	163.5
Other comprehensive loss					(21.9)		(21.9)	(0.5)	(22.4)
Reclassifications related to redeemable noncontrolling interests								0.8	0.8
Distributions to noncontrolling interests								(2.8)	(2.8)
Change in redemption value of redeemable noncontrolling interests				1.6			1.6		1.6
Repurchases of common stock						(2.6)	(2.6)		(2.6)
Common stock dividends ($0.210 per share)				(80.4)			(80.4)		(80.4)
Stock-based compensation	0.1	0.0	15.3				15.3		15.3
Exercise of stock options	0.5	0.1	2.1				2.2		2.2
Shares withheld for taxes	0.0	0.0	(0.4)				(0.4)		(0.4)
Other			1.9	(0.5)			1.4	2.4	3.8
Balance at September 30, 2018	391.1	$39.1	$1,041.8	$2,158.4	$(925.3)	$(176.1)	$2,137.9	$32.3	$2,170.2

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net income				292.7			292.7	2.5	295.2
Other comprehensive loss					(97.5)		(97.5)	(2.3)	(99.8)
Reclassifications related to redeemable noncontrolling interests								7.1	7.1
Distributions to noncontrolling interests								(13.4)	(13.4)
Change in redemption value of redeemable noncontrolling interests			41.8	4.5			46.3		46.3
Repurchases of common stock						(117.1)	(117.1)		(117.1)
Common stock dividends ($0.210 per share)				(241.6)			(241.6)		(241.6)
Stock-based compensation	4.7	0.5	63.3				63.8		63.8
Exercise of stock options	1.4	0.1	9.1				9.2		9.2
Shares withheld for taxes	(1.2)	(0.1)	(28.9)				(29.0)		(29.0)
Other			1.3	(1.7)			(0.4)	3.6	3.2
Balance at September 30, 2018	391.1	$39.1	$1,041.8	$2,158.4	$(925.3)	$(176.1)	$2,137.9	$32.3	$2,170.2
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
Cost of services is comprised of the expenses of our revenue-producing reportable segments, Integrated Agency Networks ("IAN") and Constituency Management Group ("CMG"), including salaries and related expenses, office and other direct expenses and billable expenses, and includes an allocation of the centrally managed expenses of our Corporate and other group. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
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

Note 2:  Revenue
Disaggregation of Revenue
We have two reportable segments as of September 30, 2019: IAN and CMG, as further discussed in Note 13. IAN principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications, marketing services and data management. CMG generates revenue from providing events and public relations services as well as sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting.
Our agencies are located in over 110 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2019	2018	2019	2018
United States	$1,550.9	$1,407.1	$4,681.1	$4,203.5
International:
United Kingdom	201.9	220.9	617.9	626.9
Continental Europe	177.6	177.5	565.8	564.3
Asia Pacific	262.7	267.3	753.3	803.0
Latin America	109.2	95.3	300.3	267.8
Other	135.8	129.4	401.1	392.9
Total International	887.2	890.4	2,638.4	2,654.9
Total Consolidated	$2,438.1	$2,297.5	$7,319.5	$6,858.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Net revenue:	2019	2018	2019	2018
United States	$1,313.0	$1,160.9	$3,964.8	$3,424.7
International:
United Kingdom	172.1	174.0	522.8	513.2
Continental Europe	155.7	152.0	495.8	489.4
Asia Pacific	205.0	210.6	588.1	603.6
Latin America	97.8	84.0	270.2	239.9
Other	117.8	114.2	350.4	347.1
Total International	748.4	734.8	2,227.3	2,193.2
Total Consolidated	$2,061.4	$1,895.7	$6,192.1	$5,617.9

IAN	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2019	2018	2019	2018
United States	$1,185.3	$1,064.2	$3,611.2	$3,150.6
International	718.6	710.5	2,133.5	2,122.1
Total IAN	$1,903.9	$1,774.7	$5,744.7	$5,272.7

Net revenue:
United States	$1,103.0	$952.9	$3,354.0	$2,814.2
International	640.9	627.6	1,906.9	1,876.7
Total IAN	$1,743.9	$1,580.5	$5,260.9	$4,690.9

CMG	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2019	2018	2019	2018
United States	$365.6	$342.9	$1,069.9	$1,052.9
International	168.6	179.9	504.9	532.8
Total CMG	$534.2	$522.8	$1,574.8	$1,585.7

Net revenue:
United States	$210.0	$208.0	$610.8	$610.5
International	107.5	107.2	320.4	316.5
Total CMG	$317.5	$315.2	$931.2	$927.0

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2019	December 31, 2018
Accounts receivable, net of allowance of $38.8 and $42.5, respectively	$4,047.8	$5,126.6
Accounts receivable, billable to clients	2,018.7	1,900.6
Contract assets	57.8	67.9
Contract liabilities (deferred revenue)	562.4	533.9

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
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $759.0 of unsatisfied performance obligations as of September 30, 2019, which will be recognized as services are performed over the remaining contractual terms.

Note 3:  Leases
Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases, using the modified retrospective transition method. As such, we have recognized a right-of-use asset and a corresponding lease liability on our Consolidated Balance Sheet for virtually all of our leases with a term of more than twelve months. Prior-year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. As an accounting policy, we have elected not to apply the recognition requirements to short-term leases, not to separate non-lease components from lease components, and have elected the package of transition provisions available for existing contracts, which allowed us to carry forward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.
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
The following table presents information on our operating leases for the three and nine months ended September 30, 2019.

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$80.9	$240.3
Short-term lease cost	3.1	13.1
Sublease income	(3.8)	(8.6)
Total lease cost	$80.2	$244.8

		Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities		$247.2
Right-of-use assets obtained in exchange for lease liabilities		$359.0

		As of September 30, 2019
Weighted-average remaining lease term		Eight years
Weighted-average discount rate		4.32%

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Our future payments of our operating leases as of September 30, 2019 are listed in the table below.

Period	Net Rent
2019	$83.6
2020	322.9
2021	291.5
2022	260.5
2023	202.3
Thereafter	861.2
Total future lease payments	2,022.0
Less: imputed interest	(326.0)
Present value of future lease payments	1,696.0
Less: current portion of operating leases	261.6
Non-current operating leases	$1,434.4

Our future payments of our operating leases as of December 31, 2018 are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2019	$352.0	$(7.7)	$344.3
2020	324.3	(5.2)	319.1
2021	282.3	(2.2)	280.1
2022	242.5	(1.3)	241.2
2023	184.0	(0.6)	183.4
Thereafter	714.6	(0.5)	714.1
Total future lease payments	$2,099.7	$(17.5)	$2,082.2

As of September 30, 2019, we have additional operating leases that have not yet commenced with future lease payments of approximately $151.0 that will commence between 2019 and 2020 with lease terms of 4 to 15 years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2019		December 31, 2018
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
3.50% Senior Notes due 2020 (less unamortized discount and issuance costs of $0.5 and $1.5, respectively)	3.89%	$498.0	$505.8	$496.6	$499.9
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.3 and $2.1, respectively)	3.98%	497.6	513.2	496.8	503.2
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $0.8 and $0.6, respectively)	4.13%	248.6	258.6	248.2	250.3
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.5 and $1.4, respectively)	4.32%	498.1	523.6	497.7	491.4
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.5 and $1.9, respectively)	4.24%	497.6	535.9	497.3	492.6
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.6 and $4.0, respectively)	4.78%	494.4	561.4	494.0	494.1
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.8 and $5.4, respectively)	5.48%	491.8	596.7	491.7	474.1
Term Loan due 2021 - LIBOR plus 1.25%		100.0	100.0	400.0	400.0
Other notes payable and capitalized leases		44.3	44.3	38.0	38.0
Total long-term debt		3,370.4		3,660.3
Less: current portion		3.3		0.1
Long-term debt, excluding current portion		$3,367.1		$3,660.2

1	See Note 14 for information on the fair value measurement of our long-term debt.
Term Loan Agreement
On October 1, 2018, in order to fund the acquisition of Acxiom, we entered into financing arrangements with third-party lenders under a three-year term loan agreement (the "Term Loan Agreement"). On June 13, 2019 and September 9, 2019, we repaid $100.0 and $200.0, respectively, of the outstanding balance which reduced our borrowings under the agreement to $100.0. Consistent with our other debt securities, the Term Loan Agreement includes covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries. We were in compliance with all of our covenants in the Term Loan Agreement as of September 30, 2019.
Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2019, there were no borrowings under the Credit Agreement; however, we had $8.6 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.4. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2019.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2019, the Company had uncommitted lines of credit in an aggregate amount of $1,091.2, under which we had outstanding borrowings of $64.8 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2019 was $106.6, with a weighted-average interest rate of approximately 5.3%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of September 30, 2019, there was $180.0 of commercial paper outstanding classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding under the program during the third quarter of 2019 was $349.5, with a weighted-average interest rate of 2.5% and a weighted-average maturity of 9 days.

Note 5:  Acquisitions
Acxiom Acquisition
On October 1, 2018, the Company completed its acquisition of Acxiom. The purchase accounting for the transaction was finalized during the third quarter of 2019, including the assignment of goodwill related to the transaction-associated synergies. There were no material adjustments to the preliminary amounts recorded.
Other Acquisitions
During the first nine months of 2019, we completed one acquisition, a content communications agency based in the U.K. This acquisition was included in the IAN reportable segment. During the first nine months of 2019, we recorded $7.6 of goodwill and intangible assets related to our acquisitions.
During the first nine months of 2018, we completed three acquisitions, including a full-service digital agency based in Brazil, an entertainment marketing and brand licensing agency in the fashion and lifestyle sector based in the United Kingdom., and a content-focused social creative agency based in the United Kingdom All three of our acquisitions were included in the CMG reportable segment. During the first nine months of 2018, we recorded $24.0 of goodwill and intangible assets related to our acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2019	2018
Cost of investment: current-year acquisitions	$0.6	$12.3
Cost of investment: prior-year acquisitions	15.3	30.6
Less: net cash acquired	—	(0.5)
Total cost of investment	15.9	42.4
Operating payments [1]	9.3	18.3
Total cash paid for acquisitions [2]	$25.2	$60.7

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

2
Of the total cash paid for acquisitions, $0.6 and $12.0 for the nine months ended September 30, 2019 and 2018, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows, as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $15.3 and $30.4 for the nine months ended September 30, 2019 and 2018, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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
The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2019	2018
Balance at beginning of period	$167.9	$252.1
Change in related noncontrolling interests balance	(2.1)	(15.5)
Changes in redemption value of redeemable noncontrolling interests:
Additions	24.3	0.0
Redemptions	(3.1)	(33.7)
Redemption value adjustments	(1.6)	(43.2)
Balance at end of period	$185.4	$159.7

Note 6: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income available to IPG common stockholders	$165.6	$161.0	$327.1	$292.7

Weighted-average number of common shares outstanding - basic	386.7	382.6	385.8	383.2
Dilutive effect of stock options and restricted shares	5.1	5.8	4.5	5.2
Weighted-average number of common shares outstanding - diluted	391.8	388.4	390.3	388.4

Earnings per share available to IPG common stockholders:
Basic	$0.43	$0.42	$0.85	$0.76
Diluted	$0.42	$0.41	$0.84	$0.75

Note 7:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2019	December 31, 2018
Salaries, benefits and related expenses	$395.3	$494.9
Interest	59.1	43.6
Acquisition obligations	41.6	65.7
Office and related expenses	24.3	52.2
Restructuring charges	3.6	0.0
Other	110.4	150.5
Total accrued liabilities	$634.3	$806.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2019 and 2018 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net losses on sales of businesses	$(7.7)	$(5.8)	$(19.5)	$(50.0)
Other	0.3	(9.5)	1.4	(6.0)
Total other expense, net	$(7.4)	$(15.3)	$(18.1)	$(56.0)

Net losses on sales of businesses – During the three and nine months ended September 30, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN reportable segment. During the three and nine months ended September 30, 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the nine months ended September 30, 2019, the amounts recognized are primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment. During the three and nine months ended September 30, 2018, the amounts recognized are primarily a result of transaction-related costs from the Acxiom acquisition.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of September 30, 2019, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

Note 8:  Income Taxes
For the three and nine months ended September 30, 2019, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, and net losses on sales of businesses and the classification of certain assets as held for sale, for which we did not receive a tax benefit, partially offset by excess tax benefits on employee share-based payments. For the nine months ended September 30, 2019, our income tax provision was also positively impacted by the settlement of state income tax audits.
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

Nine months ended September 30, 2019
Severance and termination costs	$22.0
Lease restructuring costs	11.9
Total restructuring charges	$33.9

Net restructuring charges were comprised of $27.6 at IAN and $5.6 at CMG for the first nine months of 2019. All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions substantially completed by the end of the second quarter of 2019 and we don't expect any further restructuring adjustments.
During the first nine months of 2019, severance and termination costs related to a planned reduction in workforces of 627 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel. Cash payments of $18.4 were made during the first nine months of 2019, with the remaining liability of $3.6 expected to be paid by the end of the fourth quarter of 2019.
Lease impairment costs relate to the office spaces that were vacated as part of the 2019 Plan, which includes impairment on the right-of-use asset of operating leases, furniture, and leasehold improvements. Given the remaining lease terms involved, the lease obligation will be paid out over a period of several years, net of sublease income.

Note 10:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our shareholders. In May 2019, our shareholders approved the 2019 Performance Incentive Plan (the “2019 PIP”), replacing the 2014 Performance Incentive Plan (the “2014 PIP”) and previous incentive plans. The number of shares of common stock initially available for grants of all equity awards under the 2019 PIP is 27.0. Pursuant to the terms of the 2019 PIP, the number of shares that may be awarded to any one participant for any stock based awards is limited to 2.0 shares in the aggregate. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.
Additionally, under the 2019 PIP, we have the ability to issue performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 300% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $10.0 during a performance period.
We issued the following stock-based awards under the 2014 PIP and 2019 PIP during the nine months ended September 30, 2019.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (shares or units)	2.5	$22.78
Performance-based stock (shares)	2.1	$20.16
Total stock-based compensation awards	4.6

During the nine months ended September 30, 2019, the Compensation Committee granted performance cash awards under the 2014 and 2019 PIP and restricted cash awards under the 2009 Restricted Cash Plan with a total annual target value of $40.6 and $20.3, respectively. Cash awards are expensed over the vesting period, typically three years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 11:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2018	$(716.4)	$(5.3)	$(219.4)	$(941.1)
Other comprehensive (loss) income before reclassifications	(37.2)	0.0	1.6	(35.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	5.2	1.4	3.9	10.5
Balance as of September 30, 2019	$(748.4)	$(3.9)	$(213.9)	$(966.2)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2017	$(585.3)	$(6.8)	$(235.7)	$(827.8)
Other comprehensive loss before reclassifications	(119.6)	0.0	(0.6)	(120.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	16.7	1.2	4.8	22.7
Balance as of September 30, 2018	$(688.2)	$(5.6)	$(231.5)	$(925.3)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2019	2018	2019	2018
Foreign currency translation adjustments	$(0.6)	$3.3	$5.2	$16.7	Other expense, net
Losses on derivative instruments	0.6	0.6	1.8	1.7	Interest expense
Amortization of defined benefit pension and postretirement plan items	1.7	1.9	5.0	6.0	Other expense, net
Tax effect	(0.6)	(0.6)	(1.5)	(1.7)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.1	$5.2	$10.5	$22.7

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended September 30,	2019	2018	2019	2018	2019	2018
Service cost	$0.0	$0.0	$1.2	$1.1	$0.0	$0.0
Interest cost	1.2	1.2	3.0	3.1	0.3	0.3
Expected return on plan assets	(1.5)	(1.7)	(4.2)	(4.5)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.0	0.1	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.0	0.0	0.0
Unrecognized actuarial losses	0.5	0.4	1.2	1.4	0.0	0.0
Net periodic cost	$0.2	$(0.1)	$1.2	$1.2	$0.3	$0.3

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine months ended September 30,	2019	2018	2019	2018	2019	2018
Service cost	$0.0	$0.0	$3.5	$3.1	$0.0	$0.0
Interest cost	3.6	3.4	9.3	9.9	0.9	0.8
Expected return on plan assets	(4.4)	(5.0)	(13.0)	(14.2)	0.0	0.0
Settlements and curtailments	0.0	0.0	0.0	0.3	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	1.4	1.2	3.6	4.4	0.0	0.1
Net periodic cost	$0.6	$(0.4)	$3.5	$3.6	$0.8	$0.8

The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2019, we contributed $1.9 and $13.1 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2019, we expect to contribute approximately $1.0 and $4.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 13:  Segment Information
As of September 30, 2019, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, FCB (Foote, Cone & Belding), MullenLowe Group, IPG Mediabrands, Acxiom, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the Corporate and other group. Beginning in the first quarter of 2019, Acxiom's results are presented in IAN, although we continue to evaluate our financial reporting structure, and the profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment EBITA. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total revenue:
IAN	$1,903.9	$1,774.7	$5,744.7	$5,272.7
CMG	534.2	522.8	1,574.8	1,585.7
Total	$2,438.1	$2,297.5	$7,319.5	$6,858.4

Net revenue:
IAN	$1,743.9	$1,580.5	$5,260.9	$4,690.9
CMG	317.5	315.2	931.2	927.0
Total	$2,061.4	$1,895.7	$6,192.1	$5,617.9

Segment EBITA:
IAN	$261.2	$240.2	$637.4	$543.4
CMG	51.8	49.2	97.3	113.1
Corporate and other	(11.0)	(22.6)	(75.4)	(91.2)
Total	$302.0	$266.8	$659.3	$565.3

Amortization of acquired intangibles:
IAN	$20.6	$3.9	$61.3	$11.9
CMG	1.1	1.2	3.3	3.7
Corporate and other	0.0	0.0	0.0	0.0
Total	$21.7	$5.1	$64.6	$15.6

Depreciation:
IAN	$41.3	$33.0	$128.8	$98.2
CMG	4.8	4.9	14.3	14.5
Corporate and other	1.2	1.0	5.4	5.7
Total	$47.3	$38.9	$148.5	$118.4

Capital expenditures:
IAN	$44.5	$35.2	$106.9	$82.9
CMG	4.0	4.2	7.9	7.2
Corporate and other	5.2	4.8	19.0	15.6
Total	$53.7	$44.2	$133.8	$105.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Total assets [1]:
IAN	$13,998.5	$13,867.9
CMG	1,656.1	1,516.7
Corporate and other	343.0	235.7
Total	$15,997.6	$15,620.3

1 Results for December 31, 2018 have been restated to conform to the current-period presentation.
The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
IAN EBITA	$261.2	$240.2	$637.4	$543.4
CMG EBITA	51.8	49.2	97.3	113.1
Corporate and other EBITA	(11.0)	(22.6)	(75.4)	(91.2)
Less: consolidated amortization of acquired intangibles	21.7	5.1	64.6	15.6
Operating income	280.3	261.7	594.7	549.7
Total (expenses) and other income	(47.6)	(37.6)	(144.2)	(115.6)
Income before income taxes	$232.7	$224.1	$450.5	$434.1

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2019. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2019				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$132.4	$0.0	$0.0	$132.4	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$106.2	$106.2	Accrued liabilities and Other non-current liabilities

	December 31, 2018				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$132.1	$0.0	$0.0	$132.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$148.4	$148.4	Accrued liabilities and Other non-current liabilities

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $42.2 from December 31, 2018 to September 30, 2019 is primarily due to payments and a reclassification from an arrangement during the second quarter of 2019. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,595.2	$44.3	$3,639.5	$0.0	$3,605.6	$38.0	$3,643.6

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
Guarantees
As discussed in our 2018 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of September 30, 2019 and December 31, 2018, the amount of parent company guarantees on lease obligations was $764.5 and $824.5, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $310.2 and $349.1, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $199.0 and $207.8, respectively.

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

EXECUTIVE SUMMARY
We are one of the world’s premier global advertising and marketing services companies. Our companies specialize in consumer advertising, digital marketing, media planning and buying, public relations, specialized communications disciplines and data management. Our agencies create customized marketing programs for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first nine months of 2019 were the British Pound Sterling and Euro.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offerings, including the acquisition of Acxiom, and disposed of businesses that are not consistent with our strategic plan.
The metrics that we use to evaluate our financial performance include organic change in net revenue as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated net revenue, as well as EBITA. These metrics are also used by management to assess the financial performance of our reportable segments, Integrated Agency Networks ("IAN") and Constituency Management Group ("CMG"). In certain of our discussions, we analyze net revenue by geographic region and by business sector, in which we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated net revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,			Nine months ended September 30,
Statement of Operations Data	2019	2018	% Increase/ (Decrease)	2019	2018	% Increase/ (Decrease)
REVENUE:
Net revenue	$2,061.4	$1,895.7	8.7%	$6,192.1	$5,617.9	10.2%
Billable expenses	376.7	401.8	(6.2)%	1,127.4	1,240.5	(9.1)%
Total revenue	$2,438.1	$2,297.5	6.1%	$7,319.5	$6,858.4	6.7%

OPERATING INCOME	$280.3	$261.7	7.1%	$594.7	$549.7	8.2%

EBITA [1]	$302.0	$266.8	13.2%	$659.3	$565.3	16.6%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$165.6	$161.0		$327.1	$292.7

Earnings per share available to IPG common stockholders:
Basic	$0.43	$0.42		$0.85	$0.76
Diluted	$0.42	$0.41		$0.84	$0.75

Operating Ratios
Organic change in net revenue	1.4%	5.4%		3.5%	4.9%

Operating margin on net revenue	13.6%	13.8%		9.6%	9.8%
Operating margin on total revenue	11.5%	11.4%		8.1%	8.0%

EBITA margin on net revenue [1]	14.7%	14.1%		10.6%	10.1%

Expenses as a % of net revenue:
Salaries and related expenses	64.7%	66.0%		66.8%	69.0%
Office and other direct expenses	17.8%	16.7%		18.5%	17.3%
Selling, general and administrative expenses	0.5%	1.1%		1.1%	1.5%
Depreciation and amortization	3.3%	2.3%		3.4%	2.4%
Restructuring charges [2]	0.0%	0.0%		0.5%	0.0%

1	EBITA is a financial measure that is not defined by U.S. GAAP. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.

2	Results include restructuring charges of $33.9 for the nine months ended September 30, 2019.
Our organic net revenue increase of 1.4% (which excludes results from Acxiom) for the third quarter of 2019 was driven by growth across most disciplines, attributable to net higher spending from existing clients, most notably in the healthcare, financial services, retail and technology and telecom sectors, partially offset by a decrease in the auto and transportation sector due to net client losses. During the third quarter of 2019, our EBITA margin grew to 14.7% from 14.1% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles.
Our organic net revenue increase of 3.5% (which excludes results from Acxiom) for the first nine months of 2019 was driven by growth throughout all geographic regions and most disciplines, attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare, financial services, industrials and consumer goods sectors, partially offset by a decrease in the auto and transportation sector. During the first nine months of 2019, our EBITA margin grew to 10.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

from 10.1% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. In the first nine months of 2019, our EBITA margin includes restructuring charges of 0.5% of net revenue.

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended September 30, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2019	Organic	Total
Consolidated	$1,895.7	$(23.9)	$163.6	$26.0	$2,061.4	1.4%	8.7%
Domestic	1,160.9	0.0	159.2	(7.1)	1,313.0	(0.6)%	13.1%
International	734.8	(23.9)	4.4	33.1	748.4	4.5%	1.9%
United Kingdom	174.0	(9.0)	6.3	0.8	172.1	0.5%	(1.1)%
Continental Europe	152.0	(5.9)	(0.4)	10.0	155.7	6.6%	2.4%
Asia Pacific	210.6	(3.5)	(1.1)	(1.0)	205.0	(0.5)%	(2.7)%
Latin America	84.0	(5.2)	(0.3)	19.3	97.8	23.0%	16.4%
Other	114.2	(0.3)	(0.1)	4.0	117.8	3.5%	3.2%
The slight organic decrease during the third quarter of 2019 in our domestic market was primarily driven by the impact of certain client assignments lost in the second half of 2018, which were largely offset by growth at our advertising businesses and marketing service specialists. In our international markets, the 4.5% organic increase was driven by growth across nearly all geographic regions, primarily at our media and advertising businesses as well as public relations agencies. Consolidated net acquisitions includes net revenue mostly from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures, mostly in our domestic market, Asia Pacific and Continental Europe regions.

		Components of Change				Change
	Nine months ended September 30, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2019	Organic	Total
Consolidated	$5,617.9	$(119.1)	$495.3	$198.0	$6,192.1	3.5%	10.2%
Domestic	3,424.7	0.0	478.4	61.7	3,964.8	1.8%	15.8%
International	2,193.2	(119.1)	16.9	136.3	2,227.3	6.2%	1.6%
United Kingdom	513.2	(29.7)	20.8	18.5	522.8	3.6%	1.9%
Continental Europe	489.4	(30.6)	(1.4)	38.4	495.8	7.8%	1.3%
Asia Pacific	603.6	(23.0)	1.2	6.3	588.1	1.0%	(2.6)%
Latin America	239.9	(25.7)	(1.5)	57.5	270.2	24.0%	12.6%
Other	347.1	(10.1)	(2.2)	15.6	350.4	4.5%	1.0%
The 1.8% organic increase during the first nine months of 2019 in our domestic market was primarily driven by growth at our advertising and media businesses. In our international markets, the 6.2% organic increase was driven by growth across all geographic regions and most disciplines, primarily at our media and advertising businesses as well as public relations agencies. Consolidated net acquisitions includes net revenue mostly from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures, mostly in our domestic market, Asia Pacific and Continental Europe regions.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Increase/ (Decrease)	2019	2018	% Increase/ (Decrease)
Salaries and related expenses	$1,334.4	$1,251.4	6.6%	$4,136.7	$3,874.6	6.8%

As a % of net revenue:
Salaries and related expenses	64.7%	66.0%		66.8%	69.0%
Base salaries, benefits and tax	56.5%	56.8%		56.9%	58.2%
Incentive expense	2.0%	2.7%		3.3%	3.4%
Severance expense	0.6%	0.6%		0.6%	1.0%
Temporary help	4.2%	4.4%		4.2%	4.4%
All other salaries and related expenses	1.4%	1.5%		1.8%	2.0%
Net revenue growth of 8.7% outpaced the increase in salaries and related expenses of 6.6% during the third quarter of 2019 as compared to the prior-year period. Base salaries, benefits and tax, temporary help expenses and incentive expense all increased at rates less than net revenue growth. The improved ratio was primarily due to the inclusion of Acxiom, which has a lower ratio of salaries and related expenses as a percentage of its net revenue.
Net revenue growth of 10.2% outpaced the increase in salaries and related expenses of 6.8% during the first nine months of 2019 as compared to the prior-year period, primarily driven by factors similar to those noted above for the third quarter of 2019. The improved ratio was a result of carefully managing our employee costs, and to a lesser extent, lower net benefit expenses.
Office and Other Direct Expenses

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Increase/ (Decrease)	2019	2018	% Increase/ (Decrease)
Office and other direct expenses	$367.9	$317.0	16.1%	$1,144.4	$974.1	17.5%

As a % of net revenue:
Office and other direct expenses	17.8%	16.7%		18.5%	17.3%
Occupancy expense	6.5%	7.0%		6.5%	6.9%
All other office and other direct expenses [1]	11.3%	9.7%		12.0%	10.4%

1
Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Office and other direct expenses increased by 16.1% compared to net revenue growth of 8.7% during the third quarter of 2019 as compared to the prior-year period. The increase in office and other direct expenses was mainly due to the inclusion of Acxiom, which has a higher ratio of office and other direct expenses as a percentage of its net revenue, primarily driven by client service costs. Additionally, the overall office and other direct expenses ratio benefited primarily from leverage on occupancy expense, partially offset by an increase in professional fees.
Office and other direct expenses increased by 17.5% compared to net revenue growth of 10.2% during the first nine months of 2019 as compared to the prior-year period, primarily driven by factors similar to those noted above for the third quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

and nine months ended September 30, 2019, SG&A as a percentage of net revenue decreased as compared to the prior-year period. The decrease was primarily attributable to lower professional fees, mainly driven by transaction costs related to the Acxiom acquisition in 2018 and an increase in allocated service fees from Selling, General and Administrative expenses to Cost of Services, mainly as a result of the inclusion of Acxiom, partially offset by higher incentive expense in 2019.
Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue increased to 3.3% in the third quarter of 2019 from 2.3% in the prior-year period, and 3.4% in the first nine months of 2019 from 2.4% in the prior-year period, primarily due to the inclusion of Acxiom.
Restructuring Charges
In the first quarter of 2019, the Company implemented a cost initiative (the “2019 Plan”) to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018, the components of which are listed below. All restructuring actions were substantially completed by the end of the second quarter of 2019 and we don't expect any further restructuring adjustments.

Nine months ended September 30, 2019
Severance and termination costs	$22.0
Lease impairment costs	11.9
Total restructuring charges	$33.9
The following table presents the 2019 Plan restructuring charges and employee headcount reduction for the first nine months ended September 30, 2019.

	Restructuring Charges	Headcount Reduction (Actual Number)
Domestic	$26.3	507
International	7.6	120
Consolidated	$33.9	627

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cash interest on debt obligations	$(47.6)	$(27.0)	$(142.6)	$(70.9)
Non-cash interest	(2.1)	(0.6)	(8.5)	(2.7)
Interest expense	(49.7)	(27.6)	(151.1)	(73.6)
Interest income	9.5	5.3	25.0	14.0
Net interest expense	(40.2)	(22.3)	(126.1)	(59.6)
Other expense, net	(7.4)	(15.3)	(18.1)	(56.0)
Total (expenses) and other income	$(47.6)	$(37.6)	$(144.2)	$(115.6)
Net Interest Expense
For the three and nine months ended September 30, 2019, net interest expense increased by $17.9 and $66.5, respectively, as compared to the prior-year period, primarily attributable to increased cash interest expense from the issuance of long-term debt in 2018 in order to finance the Acxiom acquisition, partially offset by an increase in interest income, primarily due to higher cash balances in international markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2019 and 2018 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net losses on sales of businesses	$(7.7)	$(5.8)	$(19.5)	$(50.0)
Other	0.3	(9.5)	1.4	(6.0)
Total other expense, net	$(7.4)	$(15.3)	$(18.1)	$(56.0)
Net losses on sales of businesses – During the three and nine months ended September 30, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN reportable segment. During the three and nine months ended September 30, 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the nine months ended September 30, 2019, the amounts recognized are primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment. During the three and nine months ended September 30, 2018, the amounts recognized are primarily a result of transaction-related costs from the Acxiom acquisition.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income before income taxes	$232.7	$224.1	$450.5	$434.1
Provision for income taxes	$64.6	$60.7	$118.7	$137.0
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2019, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, and net losses on sales of businesses and the classification of certain assets as held for sale, for which we did not receive a tax benefit, partially offset by excess tax benefits on employee share-based payments. For the nine months ended September 30, 2019, our income tax provision was also positively impacted by the settlement of state income tax audits.
For the three and nine months ended September 30, 2018, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, by losses on sales of businesses, and the classification of certain assets as held for sale, for which we received a minimal tax benefit, by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries, and by tax expense related to the true-up of our December 31, 2017 tax reform estimates as permitted by SEC Staff issued Staff Accounting Bulletin No. 118. This was partially offset by a tax benefit related to foreign tax credits from a distribution of unremitted earnings. For the nine months ended September 30, 2018, our income tax provision also included research and development credits based on the conclusion of multi-year studies.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2019 were $0.43 and $0.85, respectively, compared to $0.42 and $0.76 for the three and nine months ended September 30, 2018, respectively. Diluted earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2019 were $0.42 and $0.84, respectively, compared to $0.41 and $0.75 for the three and nine months ended September 30, 2018, respectively.
Basic and diluted earnings per share for the three months ended September 30, 2019 included negative impacts of $0.05 and $0.04, respectively, from the amortization of acquired intangibles and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Basic and diluted earnings per share for the nine months ended September 30, 2019 included negative impacts of $0.13 from the amortization of acquired intangibles, negative impacts of $0.06 from first-quarter restructuring charges, negative impacts of $0.06 from net losses on sales of businesses and the classification of certain assets as held for sale and positive impacts of $0.04 from a tax benefit related to the conclusion and settlement of tax examinations of previous years.
Basic and diluted earnings per share for the three months ended September 30, 2018 included negative impacts of $0.01 from the amortization of acquired intangibles, negative impacts of $0.01 from net losses on sales of businesses and the classification of certain assets as held for sale, and negative impacts of $0.05 from transaction costs related to the Acxiom acquisition.
Basic and diluted earnings per share for the nine months ended September 30, 2018 included negative impacts of $0.04 from the amortization of acquired intangibles, negative impacts of $0.13 from net losses on sales of businesses and the classification of certain assets as held for sale, and negative impacts of $0.05 from transaction costs related to the Acxiom acquisition.

Segment Results of Operations – Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
As discussed in Note 13 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2019: IAN and CMG. We also report results for the "Corporate and other" group.
IAN
Net Revenue

		Components of Change				Change
	Three months ended September 30, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2019	Organic	Total
Consolidated	$1,580.5	$(20.0)	$163.9	$19.5	$1,743.9	1.2%	10.3%
Domestic	952.9	0.0	159.5	(9.4)	1,103.0	(1.0)%	15.8%
International	627.6	(20.0)	4.4	28.9	640.9	4.6%	2.1%
The organic increase was attributable to net higher spending from existing clients, most notably in the healthcare, financial services, retail and technology and telecom sectors, partially offset by a decrease in the auto and transportation sector due to net client losses. The slight organic decrease in our domestic market was primarily driven by the impact of certain client assignments lost in the second half of 2018, which were largely offset by growth at our advertising businesses and marketing service specialists. The international organic increase was driven by growth across nearly all geographic regions, primarily at our media and advertising businesses, most notably in the Latin America and Continental Europe regions. Consolidated net acquisitions includes net revenue mostly from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures, mostly from our domestic market, Asia Pacific and Continental Europe regions.

		Components of Change				Change
	Nine months ended September 30, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2019	Organic	Total
Consolidated	$4,690.9	$(102.7)	$492.8	$179.9	$5,260.9	3.8%	12.2%
Domestic	2,814.2	0.0	480.1	59.7	3,354.0	2.1%	19.2%
International	1,876.7	(102.7)	12.7	120.2	1,906.9	6.4%	1.6%
The organic increase was attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare, financial services, industrials and consumer goods sectors, partially offset by a decrease in the auto and transportation sector. The organic increases in our domestic and international market were primarily driven by growth at our media and advertising businesses, most notably in the Latin America and Continental Europe regions. Consolidated net acquisitions includes net revenue mostly from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures, mostly from our domestic market, Asia Pacific and Continental Europe regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Segment EBITA [1]	$261.2	$240.2	8.7%	$637.4	$543.4	17.3%
EBITA margin on net revenue [1]	15.0%	15.2%		12.1%	11.6%

1
Segment EBITA and EBITA margin on net revenue include $27.6 of restructuring charges in the first nine months of 2019. See "Restructuring Charges" in MD&A and Note 9 to the Consolidated Financial Statements for the further information.

EBITA margin slightly decreased during the third quarter of 2019 when compared to the third quarter of 2018, as the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles, outpaced the net revenue growth of 10.3%, which was discussed in detail above. The net revenue growth outpaced the increase in salaries and related expenses as compared to the prior-year period, primarily driven by lower percentages of its net revenue in base salaries, benefits and tax, temporary help expenses and incentive expense. The improved ratio was primarily due to the inclusion of Acxiom, which has a lower ratio of salaries and related expenses as a percentage of its net revenue. The increase in office and other direct expenses outpaced the growth in net revenue as compared to the prior-year period, mainly due to the inclusion of Acxiom, which has a higher ratio of office and other direct expense as a percentage of its net revenue, primarily driven by client service costs. Additionally, overall office and other direct expenses primarily benefited from leverage on occupancy expense, partially offset by an increase in professional fees.
EBITA margin expanded during the first nine months of 2019 when compared to the first nine months of 2018, as the net revenue growth of 12.2%, which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles. The net revenue growth outpaced the increase in salaries and related expenses and the increase in office and other direct expenses outpaced the growth in net revenue as compared to the prior-year period, primarily driven by factors similar to those noted above for the third quarter of 2019. The improved ratio in salaries and related expenses was a result of carefully managing our employee costs, and to a lesser extent, lower net benefit expenses which included a gain from an employer related contract. During the first nine months of 2019, segment EBITA includes restructuring charges of $27.6 to better align our cost structure with our revenue.
Depreciation and amortization as a percentage of net revenue increased to 3.5% in the third quarter and first nine months of 2019 from 2.3% in the prior-year period, primarily due to the inclusion of Acxiom.
We considered the potential for goodwill impairment at two of our reporting units as a result of specific clients losses and forecasted events. Our review did not indicate an impairment triggering event as of September 30, 2019.
CMG
Net Revenue

		Components of Change				Change
	Three months ended September 30, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2019	Organic	Total
Consolidated	$315.2	$(3.9)	$(0.3)	$6.5	$317.5	2.1%	0.7%
Domestic	208.0	0.0	(0.3)	2.3	210.0	1.1%	1.0%
International	107.2	(3.9)	0.0	4.2	107.5	3.9%	0.3%
The organic increase was attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare sector, partially offset by a decrease in the auto and transportation sector. The organic increase in our domestic market was primarily due to growth at our sports marketing business. The international organic increase was driven by growth across nearly all geographic regions and most disciplines, primarily at our public relations agencies and branding businesses, most notably in the United Kingdom and Continental Europe regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Nine months ended September 30, 2018	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2019	Organic	Total
Consolidated	$927.0	$(16.4)	$2.5	$18.1	$931.2	2.0%	0.5%
Domestic	610.5	0.0	(1.7)	2.0	610.8	0.3%	0.0%
International	316.5	(16.4)	4.2	16.1	320.4	5.1%	1.2%
The organic increase was primarily attributable to net client wins, most notably in the healthcare sector, partially offset by a decrease in the auto and transportation sector. The organic increase in our domestic market was primarily due to growth at our sports marketing business and public relations agencies, partially offset by declines at our event businesses,. The international organic increase was driven by growth across all geographic regions and most disciplines, primarily at our public relations agencies and sports marketing business, most notably in the United Kingdom.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Segment EBITA [1]	$51.8	$49.2	5.3%	$97.3	$113.1	(14.0)%
EBITA margin on net revenue [1]	16.3%	15.6%		10.4%	12.2%

1
Segment EBITA and EBITA margin on net revenue include $5.6 of restructuring charges in the first nine months of 2019. See "Restructuring Charges" in MD&A and Note 9 to the Consolidated Financial Statements for the further information.

EBITA margin increased during the third quarter of 2019 when compared to the third quarter of 2018, as the net revenue growth of 0.7%, which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles, primarily driven by leverage in office and other direct expenses and lower incentive expense, partially offset by a year-over-year change in contingent acquisition obligations.
EBITA margin decreased during the first nine months of 2019 when compared to the first nine months of 2018, as the increase in operating expenses, primarily driven by the restructuring charges of $5.6 in the first quarter of 2019, higher salaries and related expenses to support business growth and a year-over-year change in contingent acquisition obligations, outpaced net revenue growth of 0.5%, which was discussed in detail above.
Depreciation and amortization as a percentage of net revenue remained relatively flat in the third quarter and first nine months of 2019 as compared to the prior-year period.
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
Corporate and other expenses decreased by $11.6 to $11.0 during the third quarter of 2019 and by $15.8 to $75.4 during the first nine months of 2019 as compared to the prior-year period, primarily attributable to lower professional fees, mainly driven by transaction costs related to the Acxiom acquisition during the third quarter of 2018 and an increase in allocated service fees, mainly as a result of the inclusion of Acxiom, partially offset by higher incentive expense in 2019.
During the first nine months of 2019, corporate and other expense includes $0.7 of restructuring charges. See "Restructuring Charges" in MD&A and Note 9 to the Consolidated Financial Statements for the further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2019	2018
Net income, adjusted to reconcile to net cash used in operating activities [1]	$637.3	$533.8
Net cash used in working capital [2]	(160.3)	(867.3)
Changes in other assets and liabilities using cash	(53.4)	6.8
Net cash provided by (used in) operating activities	$423.6	$(326.7)
Net cash used in investing activities	(120.7)	(116.6)
Net cash (used in) provided by financing activities	(445.0)	1,550.6

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
Net cash provided by operating activities during the first nine months of 2019 was $423.6, which was an increase of $750.3 as compared to the first nine months of 2018, primarily as a result of a decrease in working capital usage of $707.0. Working capital usage in the first nine months of 2019 was unseasonably low, primarily attributable to the timing of sizable cash collections that were received in the first half of 2019 instead of the fourth quarter of 2018, mainly driven by our media businesses.
Investing Activities
Net cash used in investing activities during the first nine months of 2019 primarily consisted of payments for capital expenditures of $133.8, related mostly to leasehold improvements and computer software and hardware.
Financing Activities
Net cash used in financing activities during the first nine months of 2019 was driven by the payment of dividends of $272.2 and the payment of $300.0 of the outstanding balance of our three-year term loan we entered into to fund the acquisition of Acxiom (the "Term Loan Agreement"), partially offset by an increase in short-term borrowings of $173.1, related mostly to an increase of outstanding commercial paper.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $11.1 during the first nine months of 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY OUTLOOK
We expect our cash flow from operations and existing cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a commercial paper program, a committed corporate credit facility and uncommitted lines of credit to support our operating needs. Borrowings under our commercial paper program are supported by our committed credit agreement. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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
Funding Requirements
Our most significant funding requirements include our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common stock dividends, taxes, and debt service. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests.
Notable funding requirements include:

•
Debt service – As of September 30, 2019, we had outstanding short-term borrowings of $244.8 primarily from our uncommitted lines of credit and commercial paper program used primarily to fund seasonal working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2020 through 2048. On June 13, 2019 and September 9, 2019, we repaid $100.0 and $200.0, respectively, of the outstanding balance under the Term Loan Agreement which reduced our borrowings under the agreement to $100.0.

•
Acquisitions – We paid cash of $0.6 for acquisitions completed in the first nine months of 2019. We also paid $24.6 in deferred payments for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $42.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $31.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first nine months of 2019, we paid a quarterly cash dividend of $0.235 per share on our common stock, which corresponded to an aggregate dividend payment of $272.2. Assuming we continue to pay a quarterly dividend of $0.235 per share, and there is no significant change in the number of outstanding shares as of September 30, 2019, we would expect to pay approximately $364.0 over the next twelve months.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of September 30, 2019, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in October 2022, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2019, there were no borrowings under the Credit Agreement; however, we had $8.6 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.4.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2019. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of September 30, 2019.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2019	EBITDA Reconciliation	September 30, 2019
Interest coverage ratio (not less than) [1]	5.00x	Operating income	$1,053.8
Actual interest coverage ratio	8.53x	Add:
Leverage ratio (not greater than) [1]	3.75x	Depreciation and amortization	368.9
Actual leverage ratio	2.54x	EBITDA [1]	$1,422.7

1
The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement and the Term Loan Agreement, to net interest expense for the four quarters then ended. The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA for the four quarters then ended. Pursuant to Amendment No. 1 to the Credit Agreement, the maximum leverage ratio decreased from 4.00x to 3.75x on the last day of the fourth full fiscal quarter ending after the Acxiom closing date on October 1, 2018.

We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2019, the Company had uncommitted lines of credit in an aggregate amount of $1,091.2, under which we had outstanding borrowings of $64.8 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2019 was $106.6, with a weighted-average interest rate of approximately 5.3%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of September 30, 2019, there was $180.0 of commercial paper outstanding classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding under the program during the third quarter of 2019 was $349.5, with a weighted-average interest rate of 2.5% and a weighted-average maturity of nine days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2019, the amount netted was $2,009.5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our debt credit ratings as of October 15, 2019, are listed below.

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
The following is an explanation of the items excluded by us from EBITA but included in net loss:

•
Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Income (Loss) of Unconsolidated Affiliates and Net Income Attributable to Noncontolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to EBITA for the third quarter and first nine months of 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net Revenue	$2,061.4	$1,895.7	$6,192.1	$5,617.9

EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$165.6	$161.0	$327.1	$292.7

Add Back:
Provision for income taxes	64.6	60.7	118.7	137.0
Subtract:
Total (expenses) and other income	(47.6)	(37.6)	(144.2)	(115.6)
Equity in net income (loss) of unconsolidated affiliates	0.3	0.1	(0.1)	(1.9)
Net income attributable to noncontrolling interests	(2.8)	(2.5)	(4.6)	(2.5)
Operating Income [1]	280.3	261.7	594.7	549.7

Add Back:
Amortization of acquired intangibles	21.7	5.1	64.6	15.6

EBITA [1]	$302.0	$266.8	$659.3	$565.3
EBITA Margin on Net Revenue [1]	14.7%	14.1%	10.6%	10.1%

1	Calculations include restructuring charges of $33.9 for the nine months ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the third quarter of 2019. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2019, and December 31, 2018, approximately 89% and 86%, respectively, of our debt obligations bore fixed interest rates. We have, from time to time, used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 15 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the third quarter of 2019, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2019 to September 30, 2019:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	5,547	$23.04	—	$338,421,933
August 1 - 31	1,121	$19.96	—	$338,421,933
September 1 - 30	713	$21.20	—	$338,421,933
Total	7,381	$22.40	—

1
The total number of shares of our common stock, par value $0.10 per share, purchased were withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the "Withheld Shares").

2
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations by (b) the sum of the number of Withheld Shares.

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

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2019. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 25, 2019

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 25, 2019