Form 10-K
period 2019-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2020-02-21
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-6686
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-1024020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
909 Third Avenue, New York, New York 10022
(Address of principal executive offices) (Zip Code)
(212)704-1200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 28, 2019, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $8.7 billion. The number of shares of the registrant’s common stock outstanding as of February 13, 2020 was 387,824,443.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2020 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of the Board of Directors,” “Audit

Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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

About Us
We are one of the world’s premier global advertising and marketing services companies. With approximately 54,300 employees and operations in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations, specialized communications disciplines and data management. Our agencies create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With offices in over 100 countries, we can operate in a single region or deliver global integrated programs.
The role of our holding company is to provide resources and support to ensure that our agencies can best meet clients’ needs and to selectively facilitate collaborative client service among our agencies. Based in New York City, our holding company sets company-wide financial objectives and corporate strategy, establishes financial management and operational controls, guides personnel policy, directs collaborative inter-agency programs, conducts investor relations, manages environmental, social and governance (ESG) programs, provides enterprise risk management and oversees mergers and acquisitions. In addition, we provide certain centralized functional services that offer our companies operational efficiencies, including accounting and finance, executive compensation management and recruitment assistance, employee benefits, marketing information retrieval and analysis, internal audit, legal services, real estate expertise and travel services.
IPG ranked as one of the best-managed companies of 2019, according to The Management Top 250 ranking, and was the only company from the advertising industry included in the list. Developed by the Drucker Institute and The Wall Street Journal, the ranking measures corporate effectiveness by examining performance in customer satisfaction, employee engagement and development, innovation, social responsibility and financial strength. Additionally, IPG was named a top company to work for by LinkedIn and was the highest-ranked company in the advertising sector on the list of the 50 most sought-after companies where Americans want to work and develop their careers.

Our Brands
Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global networks: McCann Worldgroup, Foote, Cone & Belding ("FCB") and MullenLowe Group, which provide integrated, large-scale advertising and marketing solutions for clients. Our Media, Data and Technology offerings are comprised of Mediabrands' global media services, Acxiom's data and technology capabilities, and Kinesso's data-driven marketing solutions. We also have a range of best-in-class global specialized communications assets as well as premier domestic integrated and global digital agencies that are industry leaders.

•
Media, Data and Technology offerings provide strategic media planning and buying services as well as data management and leading marketing technology services. Our media services agencies manage tens of billions of dollars in marketing investment on behalf of their clients, providing strategic counsel and advisory services to navigate the fast-evolving consumer and media landscape. Full-service global media agencies within the Mediabrands network include UM and Initiative. Additional leading brands and specialist business units include Healix, IPG Media Lab, MAGNA, Orion Holdings, Rapport and Reprise. Media solutions are developed and executed through integrated, data-driven marketing strategies. Acxiom, which IPG acquired in 2018, provides the data foundation for many of the world’s largest and most sophisticated marketers. Acxiom's solutions help clients organize, cleanse and store data in a responsible and ethical manner, and enhances our ability to provide data-driven marketing insights to our clients. Kinesso, the marketing technology company IPG launched in October of 2019, provides the tools and services required to help marketers make traditional and addressable media activation faster, better and more effective through the use of data.

•
McCann Worldgroup is a leading global marketing solutions network united across 100+ countries by a single vision: to help brands play a meaningful role in people's lives. McCann was recognized by Cannes Lions as the 2019 Network of the Year and by the Effies as the world's most creatively-effective marketing services company in 2019. The network is comprised of McCann (advertising), MRM (science/technology/relationship marketing), Momentum Worldwide (total brand experience), McCann Health (professional/dtc communications), and CRAFT (production). McCann is aligned with our marketing services agencies including Weber Shandwick (public relations) and FutureBrand (consulting/design).

•
FCB is a global marketing communications company, named to the Ad Age Agency A-List in 2019. Based on an understanding of diversified markets and cultures, FCB focuses on creating “Never Finished” ideas for clients that reflect each brand’s past and anticipate its future. FCB also offers a range of best-in-class, integrated and specialist marketing capabilities: FCB Health, one of the world’s most awarded healthcare marketing networks; shopper-first agency FCB/RED; design agency Chute Gerdeman; experiential agency FCBX; production studios Lord + Thomas and FuelContent; CRM agency FCB/SIX; and digital agency New Honor Society.

•
MullenLowe Group is a creatively driven integrated marketing communications network with a strong entrepreneurial heritage and challenger mentality. A global creative boutique of distinctive diverse agencies, MullenLowe Group is networked in more than 65 markets. Within the Group's distinctive hyperbundled-operating model, global specializations include expertise in brand strategy, and through-the-line advertising with MullenLowe; digital transformation with MullenLowe Profero; media and communications planning and buying with Mediahub; customer experience activation with MullenLowe Open; and consumer and corporate PR with MullenLowe PR and MullenLowe salt. The group is focused on delivering an “Unfair Share of Attention” for clients and is consistently ranked among the most awarded creative and effective agency networks in the world. Mediahub was named Ad Age Media Agency of the Year in 2019.

•
Our CMG group has exceptional global marketing specialists across a range of disciplines, including industry-leading public relations agencies such as Weber Shandwick, Golin, DeVries Global, Axis, and Current Global have expertise in every significant area of communication management. Jack Morton is a global brand experience agency, and FutureBrand is a leading brand consultancy. Octagon is a global sports, entertainment and lifestyle marketing agency.

•
Our domestic integrated independent and digital specialist agencies include some of advertising's most recognizable and storied agency brands, including Carmichael Lynch, Deutsch, Hill Holliday, Huge, R/GA and The Martin Agency. The marketing programs created by these agencies incorporate all media channels, CRM, public relations and other digital marketing activities and have helped build some of the most powerful brands in the U.S., across all sectors and industries.

We list approximately 100 of our companies on our website under the "Our Companies" section, with descriptions, capabilities and office locations for each. To learn more about our broad range of capabilities, visit our website at www.interpublic.com. Information on our website is not part of this report.

Market Strategy
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative, strategic and technology talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:

•
Investment in leading talent: We believe our continued ability to attract and develop top talent and to be the industry’s employer of choice for an increasingly diverse workforce have been key differentiators for IPG. We continue to acquire and develop top strategic, creative and digital talent from a range of backgrounds.

•
Growing digital capabilities: Our investments in talent and technology - organically growing digital capabilities such as search, social, user experience (UX), content creation, analytics, and mobile across the portfolio - promise to drive further growth in this dynamic sector of our business. We continue to internationalize our powerful digital specialist agencies.

•
Data-fueled offerings: Media and marketing is increasingly centered around the ability to manage data to create deeper direct customer relationships. Acxiom provides the tools to help our clients connect with individual consumers at scale. Kinesso furthers this vision by bringing together top data and technology talent with addressable media experts to develop software that amplifies clients' marketing and leverages Acxiom’s assets and capabilities.

•
Investments in emerging and strategic markets: We strengthen our position in global markets by driving organic growth as well as completing strategic acquisitions in Asia, the U.K., Europe, Latin America, and North America.

•
Integrated marketing solutions: A differentiating aspect of our business is our utilization of “open architecture” solutions that integrate the best talent from throughout the organization to fulfill the needs of our clients.

Together, these steps have built a culture of strategic creativity and high performance across IPG, resulting in IPG posting strong organic growth, as well as increased honors and awards for our Company.
For the third year in a row, IPG was recognized as the Holding Company of the Year at the North American Effie Awards; McCann Worldgroup was named Most Effective Agency Office of the Year and its "22 Years of Priceless" work for Mastercard was awarded a "5 for 50" award, marking Effie's 50th Anniversary. At the 2019 Cannes Lions Festival of Creativity, IPG agencies dominated at the festival and took home 11 of the Festival's highest honor, the Grand Prix. IPG agencies won over a third of all Grand Prix awarded in 2019, and more than all other global holding companies combined. McCann Worldgroup won five Grand Prix in Brand Experience & Activation, Industry Craft, Pharma and Health & Wellness categories as the Festival named McCann Worldgroup as Network of the Year, McCann Health the Healthcare Network of the Year, and McCann Health China the Healthcare Agency of the Year. FCB took home five Grand Prix in the Direct, Creative Data, Innovation, Titanium, and Mobile categories. UM received its first-ever Grand Prix in the Entertainment category. In total, IPG agencies won 163 Cannes Lions, including 11 Grand Prix, one Titanium, 38 Gold Lions, 44 Silver Lions, and 69 Bronze Lions.
Our specialty marketing firms received top honors at the 2019 PRWeek Global Awards. Weber Shandwick was the most awarded agency, winning a total of six awards, including four in partnership with clients: Best Campaign in Asia-Pacific, Corporate and Social Responsibility, Global Citizenship and Issues and Crisis. Golin was named “Agency of the Year” and DeVries Global, dna Communications and McCann were also among awards recipients. The PRWeek Global Awards celebrate the best campaigns, people and organizations involved in cross-region communications.
In the U.S. market, IPG once again led the industry in Ad Age’s annual "A-List," a ranking of the industry's ten most innovative and creative agencies. FCB and McCann ranked among the industry's best-performing agencies and Mediahub was named the "Media Agency of the Year." Additionally, FCB/Six was named the "Data/Analytics Agency of the Year" and Initiative as the "Comeback Agency of the Year." IPG agencies EP+Co., The Martin Agency, MullenLowe and UM were also identified as "Agency Standouts" and R/GA as "Agencies To Watch" in the awards issue. Ad Age selects agencies based on account wins, quality of work and business results delivered on behalf of their clients.

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
To meet the changing needs of the marketplace, we have been active in making new acquisitions and minority investments in specialty digital assets. In addition, we have consistently invested in existing assets such as the IPG Media Lab, Huge, MRM and R/GA, which serve as key digital partners to many of the agencies within IPG.
Emerging Economies and Strategic Regions
We continue to invest and expand our presence in emerging and strategic geographic regions. In recent years, we have made significant investments in Brazil, India and China, further strengthening our position in these important developing markets. Our operations in India are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with offices across 12 countries. In China, where we operate with most of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands and opportunistically acquire specialty offerings. Additional areas of investment include key strategic markets in North America, the U.K., Europe, Asia Pacific, Latin America and Africa.
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
We began our formal programs over a decade ago. Since then, IPG has seen dramatic improvements in the diversity of our workforce, and further progress is a management priority. In the U.S., IPG exceeded the ad industry’s representation rates for women and minorities for both professional-level and management positions in the most recent filings. We believe that an environment that encourages respect and trust is key to a creative business like ours, and that a competitive advantage comes with having a variety of perspectives and beliefs in our workforce.
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
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in digital, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies. In 2019, we completed one acquisition, a content communications agency based in the United Kingdom. In 2018, we pursued and completed the transformative acquisition of Acxiom. By adding Acxiom to our offering, we have positioned our company for a future in which data-driven marketing solutions are increasingly core to brands' success. With Acxiom, we go to market as a trusted, high-value partner that will deliver on the promise of combining data management and marketing services to drive personalized marketing solutions at scale and measurable business outcomes for our clients.

Financial Objectives
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

Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). IAN is comprised of McCann Worldgroup, FCB, MullenLowe Group, Media, Data and Technology which includes Mediabrands and Acxiom, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. See Note 15 in Item 8, Financial Statements and Supplementary Data, for further information.

Sources of Revenue
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our existing clients and our ability to win new clients. Most of our client contracts are individually negotiated, and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 30 to 90 days, although our data management contracts typically have non-cancelable terms of more than one year.
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
We also generate revenue from data and technology offerings and in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing, and corporate and brand identity services.

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
Our revenue is typically lowest in the first quarter and highest in the fourth quarter.

	Consolidated Total Revenues for the Three Months Ended
	2019		2018		2017
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$2,361.2	23.0%	$2,169.1	22.3%	$2,063.8	22.8%
June 30	2,520.2	24.7%	2,391.8	24.6%	2,185.8	24.2%
September 30	2,438.1	23.9%	2,297.5	23.7%	2,208.2	24.4%
December 31	2,901.8	28.4%	2,856.0	29.4%	2,589.8	28.6%
	$10,221.3		$9,714.4		$9,047.6

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on net revenue accounted for approximately 17% of net revenue in 2019 and 18% in 2018. Our largest client accounted for approximately 3% of net revenue in 2019 and 4% of net revenue in 2018. Based on net revenue for the year ended December 31, 2019, our largest client sectors (in alphabetical order) were auto and transportation, healthcare and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may change its marketing budget at any time.
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
Digital marketing services are a dynamic and growing sector of our business. Our service offerings in this area are covered by laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations, including data shared between countries or regions in which we operate. While we maintain policies and operational procedures to promote effective privacy protection and data management, existing and proposed laws and regulations in this area, such as the General Data Protection Regulation (“GDPR”) in the European Union, the California Consumer Privacy Act (“CCPA”) that recently went into effect and other different forms of privacy legislation under consideration across the markets in which we operate, can impact the development, efficacy and profitability of internet-based and other digital marketing. Limitations on the scheduling, content or delivery of direct marketing activities can likewise impact the activities of our agencies offering those services.

With agencies and clients located in over 100 countries worldwide, we are also subject to laws governing our international operations. These include broad anti-corruption laws such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act (2010), which generally prohibit the making or offering of improper payments to government officials and political figures. Export controls and economic sanctions regimes, such as those maintained by the U.S. government and comparable ones by the U.K., the member states of the European Union and the U.N., impose limitations on the Company’s ability to operate in certain geographic regions or to seek or service certain potential clients. Likewise, our Treasury operations must comply with exchange controls, restrictions on currency repatriation and the control requirements of applicable anti-money-laundering statutes.

Personnel
As of December 31, 2019, we employed approximately 54,300 people, of whom approximately 22,400 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available, free of charge, on our website at www.interpublic.com under the "For Investors" section, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC") at www.sec.gov. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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

Executive Officers of IPG

Name	Age	Office
Michael I. Roth [1]	74	Chairman of the Board and Chief Executive Officer
Andrew Bonzani	56	Executive Vice President, General Counsel and Secretary
Christopher F. Carroll	53	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	48	Senior Vice President, Audit and Chief Risk Officer
Ellen Johnson	54	Executive Vice President and Chief Financial Officer
Philippe Krakowsky	57	Executive Vice President and Chief Operating Officer

1	Also a Director
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
Mr. Bonzani was hired as Senior Vice President, General Counsel and Secretary in April 2012 and as of February 2019 was promoted to Executive Vice President, General Counsel and Secretary. Prior to joining IPG, Mr. Bonzani worked at IBM for 18 years, holding a number of positions in the legal department, most recently as Vice President, Assistant General Counsel and Secretary from July 2008 to March 2012.
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
Ms. Johnson was hired as Assistant Treasurer, International in February 2000. In May 2004, Ms. Johnson was appointed Executive Vice President, Chief Financial Officer of The Partnership, a division of Interpublic which included Lowe Worldwide and Draft. She was elected Senior Vice President and Treasurer in October 2004, in February 2013 was elected to Senior Vice President of Finance and Treasurer and as of January 1, 2020 was promoted to Executive Vice President and Chief Financial Officer.
Mr. Krakowsky was hired in January 2002 as Senior Vice President, Director of Corporate Communications. He was elected to Executive Vice President, Strategy and Corporate Relations in December 2005, Executive Vice President, Chief Strategy and Talent Officer in February 2011 and in September 2019 was promoted to Executive Vice President, Chief Operating Officer. Prior to joining us, he served as Senior Vice President, Communications Director for Young & Rubicam from August 1996 to December 2000.

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
The client’s perception of the quality of our agencies’ creative work, its confidence in our ability to protect the confidentiality of their and their customers’ data and its relationships with key personnel at the Company or our agencies are important factors that affect our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services and technologies may also be an important competitive consideration. On the other hand, because an agency’s principal asset is its people and freedom of entry into the industry is almost unlimited, our relationships with clients can be affected by the departure of key personnel and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.

•	Clients may terminate or reduce their relationships with us on short notice.
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue accounted for approximately 17% of revenue in 2019. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
We are exposed to risks associated with weak or uncertain regional or global economic conditions and disruption in the financial markets. The global economy continues to be challenging in some markets. Uncertainty about the continued strength of the global economy generally, or economic conditions in certain regions or market sectors, and a degree of caution on the part of some marketers, can have an effect on the demand for advertising and marketing communication services. In addition, market conditions can be adversely affected by natural and human disruptions, such as natural disasters, severe weather events, military conflict or public health crises. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions or other market disruptions that adversely affect client spending, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

•	We may lose or fail to attract and retain key employees and management personnel.

Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and factors which may be beyond our control. Changes to U.S. or other immigration policies or travel restrictions imposed as a result of public health, political or security concerns, that restrain the flow of professional talent may inhibit our ability to staff our offices or projects. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility and significant use of third-party or temporary workers to staff new, growing or temporary assignments. If we were to fail to attract key personnel or lose them to competitors or clients, or fail to manage our workforce effectively, our business and results of operations could be adversely affected.

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
We are a global business, with agencies located in over 100 countries, including every significant world market. Operations outside the United States represent a significant portion of our net revenues, approximately 38% in 2019. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, large-scale local or regional public health crises, and other difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, including the FCPA and the U.K. Anti-Bribery Act (2010), which can be comprehensive, complex and stringent, in all jurisdictions where we operate, certain of which present heightened compliance challenges. Export controls and economic sanctions, such as those maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury, can impose limitations on our ability to operate in certain geographic regions or to seek or service certain potential clients. These restrictions can place us at a competitive disadvantage with respect to those competitors who may not be subject to comparable restrictions. Failure to comply or to implement business practices that sufficiently prevent corruption or violation of sanctions laws could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm.
Given our substantial operations in the United Kingdom and Continental Europe, we face continued uncertainty surrounding the implementation and consequences of the U.K.’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” Under the withdrawal agreement negotiated between the U.K. and the E.U., the U.K. as of January 31, 2020, is no longer a member of the European Union, and a transitional period will occur through December 31, 2020, during which the parties intend to negotiate the terms of their future economic and trade relationship. During and following this transitional period, it is possible that Brexit and changes resulting from Brexit will cause increased regulatory and legal complexities, large exchange rate fluctuations and negative economic impacts. These impacts and any increased restrictions on the free movement of labor, capital, goods and services between the United Kingdom and the remaining members of the European Union, could create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, and have an adverse effect on our business, financial results and operations.
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
Our industry is subject to government regulation and other governmental action, both domestic and foreign. Advertisers and consumer groups may challenge advertising through legislation, regulation, judicial actions or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Our business is also subject to specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements applicable to advertising for certain products. Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based, digital and targeted marketing. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. The costs of compliance with these laws may increase in the future as a result of the implementation of new laws or regulations, such as the GDPR and the CCPA, or changes in interpretations of current ones, such as the interpretation of existing consumer protection laws as imposing restrictions on the online collection, storage and use of personal data. The imposition of restrictions on certain technologies by private market participants in response to privacy concerns could also have a negative impact on our digital business. If we are unable to transfer data between countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in penalties or significant legal liability. Legislators, agencies and other governmental units may also continue to initiate proposals to ban the advertising of specific products, such as alcohol, tobacco or marijuana products, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues. Governmental action, including judicial rulings, on the relative responsibilities of clients and their marketing agencies for the content of their marketing can also impact our operations. Furthermore, we could suffer reputational risk as a result of governmental or legal action or from undertaking work that may be challenged by consumer groups or considered controversial.

•	We face risks associated with our acquisitions and other investments.
We regularly undertake acquisitions and other investments that we believe will enhance our service offerings to our clients, such as our acquisition of Acxiom in 2018. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, we may be unsuccessful in ascertaining or evaluating all such risks. Though we typically structure our acquisitions to provide for future contingent purchase payments that are based on the future performance of the acquired entity, our forecasts of the investment’s future performance also factor into the initial consideration. When actual financial results differ, our returns on the investment could be adversely affected.
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
Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information and damage our reputation. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies and cyberattack techniques change frequently, or are not recognized until successful and efforts to overcome security measures become more sophisticated.

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
As of December 31, 2019, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $4.9 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see Critical Accounting Estimates in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Agency operating cash flows have a significant impact on our liquidity, and we maintain a commercial paper program, a committed corporate credit facility and uncommitted lines of credit to increase flexibility in support of our operating needs. If any of these sources were unavailable or insufficient, our liquidity and ability to adequately fund our operations could be adversely affected. Furthermore, if our business or financial needs lead us to seek new or additional sources of liquidity, including in the capital markets, there can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all.
Under our commercial paper program, we are authorized to issue short-term debt up to an aggregate amount outstanding at any time of $1.5 billion, which we use for working capital and general corporate purposes. Borrowings under the commercial paper program are supported by our $1.5 billion committed corporate credit facility (the “Credit Agreement”) . If credit under the Credit Agreement or our ability to access the commercial paper market were unavailable or insufficient, our liquidity could be adversely affected.
The Credit Agreement contains a leverage ratio and other, non-financial, covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenant would be more difficult to achieve if we were to experience increased indebtedness or substantially lower revenues, including as a result of economic downturns, client losses or a substantial increase in client defaults. If we were unable to comply with any of the covenants contained in the Credit Agreement, we could be required to seek an amendment or waiver from our lenders, and our costs under these agreements could increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement could be terminated, any outstanding amounts could be subject to acceleration, and we could lose access to certain uncommitted financing arrangements and commercial paper.
For further discussion of our liquidity profile and outlook, see Liquidity and Capital Resources in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	In connection with the Acxiom acquisition, we incurred a substantial amount of additional debt.
On October 1, 2018, we completed the acquisition of Acxiom for approximately $2.3 billion, including customary closing adjustments. The indebtedness we incurred to fund the Acxiom acquisition significantly increased our outstanding debt levels and will require us to dedicate a substantial portion of our cash flow to servicing this debt. As of December 31, 2019, $1.0 billion of this indebtedness matures within two years. If we are unable to generate sufficient funds to meet our obligations under our credit facilities or the debt securities we issued in connection with the acquisition, we may be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash through the sale of our common stock or convertible securities, and there could be a negative impact on our credit ratings. We cannot assure you that we would be able to obtain refinancing on terms as favorable as our current financing or that any restructuring, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet our obligations. If we were to raise additional funds through the issuance of equity or convertible securities, that issuance could also result in substantial dilution to existing stockholders.

•	Downgrades of our credit ratings could adversely affect us.
Because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, we could be adversely affected if our credit ratings were downgraded or if they were significantly weaker than those of our competitors. Our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings, and any downgrades to those ratings could increase our borrowing costs and reduce the market capacity for, or our ability to issue, commercial paper. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

•	The costs of compliance with sustainability or other social responsibility laws, regulations or policies, including client-driven policies and standards, could adversely affect our business.
As a non–location–specific, non–manufacturing service business we have to date been sheltered from or able to mitigate many direct impacts from climate change and related laws and regulations. We are, however, increasingly impacted by the effects of climate change and laws and regulations related to other sustainability concerns, and, we could incur related costs indirectly through our clients. Increasingly our clients request that we comply with their own social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us, and sustainability and governance issues are increasingly a focus of the investor community. Our compliance with these policies and related certification requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation. If large shareholders were to reduce their ownership stakes in our Company as a result of dissatisfaction with our policies or efforts in this area, there could be negative impact on our stock price, and we could also suffer reputational harm. Further, if clients’ costs are adversely affected by climate change or related laws and regulations, this could negatively impact their spending on our advertising and marketing services. We could also face increased prices from our own suppliers that face climate change-related costs and seek to pass on their increased costs to their customers.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information on our lease commitments.

Item 3.	Legal Proceedings
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, we believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Note 16 in Item 8, Financial Statements and Supplementary Data for further information relating to our legal matters.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “IPG”. As of February 13, 2020, there were approximately 9,000 registered holders of our outstanding common stock.
On February 12, 2020, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.255 per share, payable on March 16, 2020 to holders of record as of the close of business on March 2, 2020. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.
Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2019 to December 31, 2019.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
October 1 - 31	—	$—	—	$338,421,933
November 1 - 30	—	$—	—	$338,421,933
December 1 - 31	—	$—	—	$338,421,933
Total	—	$—	—

1
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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)

	Years ended December 31,
Statement of Operations Data	2019	2018 [1]	2017	2016	2015
Revenue:
Net revenue	$8,625.1	$8,031.6	$7,473.5	$7,452.3	N/A
Billable expenses	1,596.2	1,682.8	1,574.1	1,603.9	N/A
Total Revenue	10,221.3	9,714.4	9,047.6	9,056.2	$7,613.8
Operating Expenses:
Salaries and related expenses	5,568.8	5,298.3	4,990.7	4,942.2	4,765.8
Office and other direct expenses [2]	1,564.1	1,355.1	1,269.2	1,274.6	1,683.3
Billable expenses	1,596.2	1,682.8	1,574.1	1,603.9	N/A
Cost of services [2]	8,729.1	8,336.2	7,834.0	7,820.7	6,449.1
Selling, general and administrative expenses [3]	93.8	166.5	118.5	138.6	133.8
Depreciation and amortization [4]	278.5	202.9	157.1	160.2	156.9
Restructuring charges [5]	33.9	0.0	(0.4)	0.3	(0.8)
Total operating expenses	9,135.3	8,705.6	8,109.2	8,119.8	6,739.0
Operating income	1,086.0	1,008.8	938.4	936.4	874.8
Provision for income taxes [6]	204.8	199.2	271.3	196.9	282.8
Net income [7]	673.9	637.7	570.4	629.0	480.5
Net income available to IPG common stockholders [7]	656.0	618.9	554.4	605.0	454.6

Earnings per share available to IPG common stockholders:
Basic [8]	$1.70	$1.61	$1.42	$1.52	$1.11
Diluted [8]	$1.68	$1.59	$1.40	$1.48	$1.09

Weighted-average number of common shares outstanding:
Basic	386.1	383.3	389.6	397.9	408.1
Diluted	391.2	389.0	397.3	408.0	415.7

Dividends declared per common share	$0.94	$0.84	$0.72	$0.60	$0.48

Other Financial Data
Net cash provided by operating activities	$1,529.2	$565.1	$881.8	$512.8	$688.5

	As of December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Cash and cash equivalents and marketable securities	$1,192.2	$673.5	$791.0	$1,100.6	$1,509.7
Total assets	17,751.9	15,620.3	12,704.7	12,511.8	12,585.1
Total debt	3,326.3	3,734.0	1,372.5	1,690.3	1,745.1
Total liabilities	14,761.6	13,019.6	10,206.3	10,168.6	10,331.4
Total stockholders’ equity	2,825.6	2,432.8	2,246.3	2,090.4	2,001.8

1	On October 1, 2018, the Company completed its acquisition of Acxiom. See Note 6 in Item 8, Financial Statements and Supplementary Data, for further detail on the acquisition.

2	Results for the years ended December 31, 2017, 2016 and 2015 have been recast to conform to the current-period presentation.

3	The year ended December 31, 2018 included transaction costs directly related to the acquisition of Acxiom of $35.0.

4	The years ended December 31, 2019, 2018, 2017, 2016 and 2015 included amortization of acquired intangibles of $86.0, $37.6, $21.1, $21.9 and $26.1, respectively.

5
In the first quarter of 2019, the Company implemented a cost initiative to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018. See Note 11 in Item 8, Financial Statements and Supplementary Data, for further detail regarding the restructuring charges.

6
The year ended December 31, 2019 included a benefit of $16.9 related to amortization of acquired intangibles, a benefit of $7.6 related to Q1 2019 restructuring charges, a benefit of $0.4 related to net losses on the sale of businesses, and a benefit of $39.2 related to the net impact of various discrete tax items. The year ended December 31, 2018 included a benefit of $12.1 from transaction costs directly related to the acquisition of Acxiom, a benefit of $23.4 related to the net impact of various discrete tax items, and a benefit of $4.8 related to amortization of acquired intangibles. The year ended December 31, 2017 primarily included a benefit of $36.0 related to the net effect of the Tax Cuts and Jobs Act. The year ended December 31, 2016 primarily included a net reversal of valuation allowances of $12.2, a benefit of $23.4 related to the conclusion and settlement of a tax examination of previous years and a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns.

7
The years ended December 31, 2019, 2018, 2017, 2016 and 2015 included after-tax losses of $45.9, $59.7, $16.7, $39.0 and $47.1, respectively, on sales of businesses. The year ended December 31, 2018 included after-tax transaction costs directly related to the acquisition of Acxiom of $36.5.

8
Refer to "Earnings Per Share" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further detail on the basic and diluted earnings per share impacts for the years ended December 31, 2019, 2018, and 2017. Basic and diluted earnings per share for the year ended December 31, 2016 included a positive impact of $0.20 per share from various discrete tax items, partially offset by a negative impact of $0.10 from losses on sales of businesses and the classification of certain assets as held for sale and $0.05 from the amortization of acquired intangibles. Basic and diluted earnings per share for the year ended December 31, 2015 included a negative impact of $0.12 per share from losses on sales of businesses.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2019 compared to 2018 and 2018 compared to 2017.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 17 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2019 or that have not yet been required to be implemented and may be applicable to our future operations.
NON-GAAP FINANCIAL MEASURE provides a reconciliation of non-GAAP financial measure with the most directly comparable generally accepted accounting principles in the United States ("U.S. GAAP") financial measures and sets forth the reasons we believe that presentation of the non-GAAP financial measure contained therein provides useful information to investors regarding our results of operations and financial condition.

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
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative, strategic and technology talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. We consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the year ended December 31, 2019 were the British Pound Sterling and Euro.
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
The following table presents a summary of our financial performance for the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,			Change
				2019 vs 2018	2018 vs 2017
Statement of Operations Data	2019	2018	2017	% Increase/ (Decrease)	% Increase/ (Decrease)
REVENUE:
Net revenue	$8,625.1	$8,031.6	$7,473.5	7.4%	7.5%
Billable expenses	1,596.2	1,682.8	1,574.1	(5.1)%	6.9%
Total revenue	$10,221.3	$9,714.4	$9,047.6	5.2%	7.4%

OPERATING INCOME [1,2]	$1,086.0	$1,008.8	$938.4	7.7%	7.5%

EBITA [1,2,3]	$1,172.0	$1,046.4	$959.5	12.0%	9.1%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$656.0	$618.9	$554.4

Earnings per share available to IPG common stockholders:
Basic [1,2]	$1.70	$1.61	$1.42
Diluted [1,2]	$1.68	$1.59	$1.40

Operating Ratios
Organic change in net revenue	3.3%	5.5%	1.5%

Operating margin on net revenue [1,2]	12.6%	12.6%	12.6%
Operating margin on total revenue [1,2]	10.6%	10.4%	10.4%

EBITA margin on net revenue [1,2,3]	13.6%	13.0%	12.8%

Expenses as a % of net revenue:
Salaries and related expenses	64.6%	66.0%	66.8%
Office and other direct expenses	18.1%	16.9%	17.0%
Selling, general and administrative expenses [1]	1.1%	2.1%	1.6%
Depreciation and amortization	3.2%	2.5%	2.1%
Restructuring charges [2]	0.4%	0.0%	0.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

1	In 2018, results include transaction costs of $35.0 related to the Acxiom acquisition.

2	In 2019, results include restructuring charges of $33.9. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

3
EBITA is a financial measure that is not defined by U.S. GAAP. EBITA is calculated as net income available to IPG common stockholder before provision for incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net income attributable to noncontrolling interests and amortization of acquired intangibles. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.

Our organic net revenue increase of 3.3% for the year ended December 31, 2019 was driven by growth across nearly all geographic regions, attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare, financial services, technology and telecom, and retail sectors, partially offset by a decrease in the auto and transportation sector. During the year ended December 31, 2019, our EBITA margin on net revenue grew to 13.6% from 13.0% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles.
Our organic net revenue increase of 5.5% for the year ended December 31, 2018 was driven by growth throughout all geographic regions, and attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare sector, partially offset by decreases in the food and beverage sector. During the year ended December 31, 2018, our EBITA margin on net revenue increased to 13.0% from 12.8% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles.

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

	Year ended December 31, 2018	Components of Change			Year ended December 31, 2019	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$8,031.6	$(143.1)	$467.8	$268.8	$8,625.1	3.3%	7.4%
Domestic	4,825.0	0.0	469.9	91.2	5,386.1	1.9%	11.6%
International	3,206.6	(143.1)	(2.1)	177.6	3,239.0	5.5%	1.0%
United Kingdom	711.7	(32.0)	20.8	26.5	727.0	3.7%	2.1%
Continental Europe	737.5	(40.6)	(8.4)	53.9	742.4	7.3%	0.7%
Asia Pacific	896.8	(26.2)	(9.9)	(2.4)	858.3	(0.3)%	(4.3)%
Latin America	350.1	(34.4)	(2.1)	76.3	389.9	21.8%	11.4%
Other	510.5	(9.9)	(2.5)	23.3	521.4	4.6%	2.1%
The organic increase in our domestic market was primarily driven by growth at our advertising and media businesses as well as our data management business. In our international markets, the organic increase was primarily driven by strong performance at our media businesses throughout all geographic regions. In addition, the organic increase was also driven by growth at our advertising businesses and our public relations agencies as well as at our digital specialist agencies in Latin America. Consolidated net acquisitions primarily includes net revenue during the first nine months ended September 30, 2019 from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures, mostly in our domestic market, Asia Pacific and Continental Europe regions.

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
The organic increase in our domestic market was driven by growth across all disciplines, most notably at our advertising and media businesses. In our international markets, the organic increase was driven by growth across all geographic regions and nearly all disciplines, primarily at our media and advertising businesses and our digital specialist agencies, including strong performance at our advertising businesses in the United Kingdom and at our media businesses in the Continental Europe, Latin America and United Kingdom regions. Consolidated net acquisitions primarily includes net revenue from Acxiom, which we acquired on October 1, 2018.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Salaries and Related Expenses

	Years ended December 31,			Change
				2019 vs 2018	2018 vs 2017
	2019	2018	2017	% Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and related expenses	$5,568.8	$5,298.3	$4,990.7	5.1%	6.2%

As a % of net revenue:
Salaries and related expenses	64.6%	66.0%	66.8%
Base salaries, benefits and tax	54.5%	54.9%	56.1%
Incentive expense	3.3%	3.7%	3.3%
Severance expense	0.6%	0.9%	1.0%
Temporary help	4.1%	4.2%	3.9%
All other salaries and related expenses	2.1%	2.3%	2.5%
Net revenue growth of 7.4% outpaced the increase in salaries and related expenses of 5.1% during the year ended December 31, 2019 as compared to the prior-year period, primarily due to base salaries, benefits and tax, and temporary help expenses increasing at rates less than net revenue growth. The improved ratio was also attributable to the inclusion of Acxiom, for the full year in 2019, which has a lower ratio of salaries and related expenses as a percentage of its net revenue as well as a result of carefully managing our employee costs.
Net revenue growth of 7.5% outpaced the increase in salaries and related expenses of 6.2% in 2018 as compared to the prior-year period, primarily driven by leverage in base salaries, benefits and tax, partially offset by higher incentive expense as a result of improved financial performance and higher temporary help to support business growth. The acquisition of Acxiom, completed on October 1, 2018, did not have a significant impact on the ratios presented above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Office and Other Direct Expenses

	Years ended December 31,			Change
				2019 vs 2018	2018 vs 2017
	2019	2018	2017	% Increase/ (Decrease)	% Increase/ (Decrease)
Office and other direct expenses	$1,564.1	$1,355.1	$1,269.2	15.4%	6.8%

As a % of net revenue:
Office and other direct expenses	18.1%	16.9%	17.0%
Occupancy expense	6.3%	6.5%	6.8%
All other office and other direct expenses [1]	11.8%	10.4%	10.2%

1
Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Office and other direct expenses increased by 15.4% compared to net revenue growth of 7.4% during the year ended December 31, 2019 as compared to the prior-year period. The increase in office and other direct expenses was mainly due to the inclusion of Acxiom, for the full year in 2019, which has a higher ratio of office and other direct expenses as a percentage of its net revenue, primarily driven by client service costs and professional fees. Additionally, contributing to the increase was a year-over-year change in contingent acquisition obligations, partially offset by leverage on occupancy expense.
Net revenue growth of 7.5% outpaced the increase in office and other direct expenses of 6.8% in 2018 as compared to the prior-year period, primarily driven by leverage in occupancy expense, partially offset by an increase in client service costs from Acxiom and year-over-year change in contingent acquisition obligations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a percentage of net revenue decreased to 1.1% in 2019 from 2.1% in the prior-year period, primarily attributable to lower professional fees, mainly driven by transaction costs related to the Acxiom acquisition in 2018 and an increase in allocated service fees from Selling, General and Administrative expenses to Cost of Services, mainly as a result of the inclusion of Acxiom. SG&A as a percentage of net revenue increased to 2.1% in 2018 from 1.6% in 2017, primarily as a result of transaction costs related to the Acxiom acquisition and higher incentive expense.
Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue was 3.2% in 2019, 2.5% in 2018 and 2.1% in 2017. The increases in both 2019 and 2018 compared to prior-year periods were primarily due to the inclusion of Acxiom. For the years ended December 31, 2019, 2018 and 2017, amortization of acquired intangibles was $86.0, $37.6 and $21.1, respectively.
Restructuring Charges
In the first quarter of 2019, the Company implemented a cost initiative (the “2019 Plan”) to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018, the components of which are listed below. All restructuring actions were substantially completed by the end of the second quarter of 2019 and we don't expect any further restructuring adjustments to the 2019 Plan.

	Years ended December 31,
	2019	2018	2017
Severance and termination costs	$22.0	$0.0	$0.0
Lease restructuring costs	11.9	0.0	(0.4)
Total restructuring charges	$33.9	$0.0	$(0.4)
The following table presents the 2019 Plan restructuring charges and employee headcount reduction for the twelve months ended December 31, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	Restructuring Charges	Headcount Reduction (Actual Number)
Domestic	$26.3	507
International	7.6	120
Consolidated	$33.9	627

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2019	2018	2017
Cash interest on debt obligations	$(188.3)	$(118.4)	$(81.9)
Non-cash interest	(11.0)	(4.6)	(8.9)
Interest expense	(199.3)	(123.0)	(90.8)
Interest income	34.5	21.8	19.4
Net interest expense	(164.8)	(101.2)	(71.4)
Other expense, net	(42.9)	(69.6)	(26.2)
Total (expenses) and other income	$(207.7)	$(170.8)	$(97.6)
Net Interest Expense
For 2019, net interest expense increased by $63.6 as compared to 2018, primarily attributable to increased cash interest expense from the issuance of $2,500.0 of long-term debt in September and October of 2018 in order to finance the acquisition of Acxiom, partially offset by an increase in interest income, primarily due to higher cash balances in international markets. For 2018, net interest expense increased by $29.8 as compared to 2017, primarily attributable to increased cash interest expense from the issuance of long-term debt in 2018 as well as increased short-term borrowings and higher interest rates throughout the year. This was partially offset by decreased non-cash interest expense from revaluations of mandatorily redeemable noncontrolling interests.

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2019	2018	2017
Net losses on sales of businesses	$(43.4)	$(61.9)	$(24.1)
Other	0.5	(7.7)	(2.1)
Total other expense, net	$(42.9)	$(69.6)	$(26.2)
Net losses on sales of businesses – During 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. During 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. During 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our IAN reportable segment. The businesses held for sale as of year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During 2019, the amounts recognized are primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment. During 2018, the amounts recognized are primarily a result of transaction-related costs from the Acxiom acquisition, partially offset by changes in fair market value of equity investments.

INCOME TAXES

	Years ended December 31,
	2019	2018	2017
Income before income taxes	$878.3	$838.0	$840.8
Provision for income taxes	$204.8	$199.2	$271.3
Effective income tax rate	23.3%	23.8%	32.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Effective Tax Rate
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2019, our effective income tax rate of 23.3% was positively impacted by the reversal of valuation allowances primarily in Continental Europe, by the settlement of state income tax audits and by excess tax benefits on employee share-based payments.The effective tax rate was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit.
In 2018, our effective income tax rate of 23.8% was positively impacted by U.S. tax incentives, foreign tax credits from a distribution of unremitted earnings, the net reversal of valuation allowance in Continental Europe and research and development credits. The effective income tax rate was negatively impacted by losses in certain foreign jurisdictions where we received no tax benefit due to 100% valuation allowances, non-deductible losses on sales of businesses and assets held for sale, by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries, and by tax expense related to the true-up of our December 31, 2017 tax reform estimates as permitted by SEC Staff issued Accounting Bulletin No. 118 (“SAB 118”).
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act legislated many new tax provisions which impacted our operations. At December 31, 2017, provisional amounts were recorded as permitted by SAB 118. The impact of the Tax Act as required by SAB 118, resulted in a net tax expense of $13.4 in 2018, which was primarily attributable to our estimate of the tax imposed on the deemed repatriation of unremitted foreign earnings.
The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore did not record income taxes on such amounts. In light of increased debt and associated servicing commitments in connection with the Acxiom acquisition that was consummated on October 1, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $435.0 of undistributed foreign earnings from certain international entities were no longer subject to the permanent reinvestment assertion. We recorded a tax expense of $10.8 in 2018 representing our estimate of the tax costs associated with this change to our assertion. We did not change our permanent reinvestment assertion with respect to any other international entities as we used the related historical earnings and profits to fund international operations and investments.
The Tax Act imposed a new tax on certain foreign earnings generated in 2018 and forward. These global intangible low-taxed income ("GILTI") tax rules are complex. U.S. GAAP allows us to choose an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. The Company elected to account for the GILTI tax as a current expense.
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
See Note 9 in Item 8, Financial Statements and Supplementary Data for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2019, 2018 and 2017 were $1.70, $1.61 and $1.42 per share, respectively. Diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 were $1.68, $1.59 and $1.40 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2019 included negative impacts of $0.18 from the amortization of acquired intangibles, negative impacts of $0.06 from first-quarter restructuring charges, negative impacts of $0.12 from losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit, partially offset by positive impacts of $0.10 from various discrete tax items.
Basic and diluted earnings per share for the year ended December 31, 2018 included negative impacts of $0.16 and $0.15, respectively, from losses on sales of businesses and the classification of certain assets as held for sale primarily in our international markets, negative impacts of $0.10 and $0.09, respectively, from transaction costs directly related to the acquisition of Acxiom, and negative impacts of $0.09 and $0.08, respectively, from the amortization of acquired intangibles, partially offset by positive impacts of $0.06 and $0.06, respectively, from various discrete tax items.
Basic and diluted earnings per share for the year ended December 31, 2017 included negative impacts of $0.05 from the amortization of acquired intangibles, and negative impacts of $0.04 from losses on sales of businesses and the classification of certain assets as held for sale, offset by net positive impacts of $0.09 as a result of the Tax Act.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Segment Results of Operations
As discussed in Note 15 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2019: IAN and CMG. We also report results for the "Corporate and other" group.

IAN
Net Revenue

	Year ended December 31, 2018 [1]	Components of Change			Year ended December 31, 2019	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,767.5	$(124.5)	$465.5	$239.7	$7,348.2	3.5%	8.6%
Domestic	4,000.4	0.0	471.6	85.5	4,557.5	2.1%	13.9%
International	2,767.1	(124.5)	(6.1)	154.2	2,790.7	5.6%	0.9%

1 Results for the year ended December 31, 2018 have been recast to conform to the current-period presentation.
The organic increase was attributable to a combination of net higher spending from existing clients and net client wins, most notably in the healthcare, financial services, technology and telecom, and retail sectors, partially offset by a decrease in the auto and transportation sector. The organic increase in our domestic market was primarily driven by growth at our advertising and media businesses as well as our data management business. In our international markets, the organic increase was primarily driven by strong performance at our media businesses throughout all geographic regions. In addition, the organic increase was also driven by growth at our advertising businesses and our digital specialist agencies in Latin America. Consolidated net acquisitions primarily includes net revenue during the first nine months ended September 30, 2019 from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures, mostly in our domestic market, Asia Pacific and Continental Europe regions.

	Year ended December 31, 2017	Components of Change			Year ended December 31, 2018 [1]	Change
		Foreign Currency	Net Acquisitions/ (Divestitures) [1]	Organic		Organic	Total [1]
Consolidated	$6,266.7	$6.9	$120.6	$373.3	$6,767.5	6.0%	8.0%
Domestic	3,660.6	0.0	139.8	200.0	4,000.4	5.5%	9.3%
International	2,606.1	6.9	(19.2)	173.3	2,767.1	6.6%	6.2%

1 Results for the year ended December 31, 2018 have been recast to conform to the current-period presentation.
The organic increase was attributable to net client wins and net higher spending from existing clients, most notably in the healthcare sector, partially offset by decreases in the food and beverage sector. The organic increase in our domestic market was driven by growth across all of our major networks. The international organic increase was driven by growth across all geographic regions and all disciplines, primarily at our media and advertising businesses and our digital specialist agencies, including strong performance at our advertising businesses in the United Kingdom and at our media businesses in the Continental Europe, Latin America and United Kingdom regions. Consolidated net acquisitions primarily includes net revenue from Acxiom, which we acquired on October 1, 2018.

Segment EBITA

	Years ended December 31,			Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Segment EBITA [1,2]	$1,110.4	$1,042.1	$891.7	6.6%	16.9%
EBITA margin on net revenue [1,2]	15.1%	15.4%	14.2%

1
Segment EBITA and EBITA margin on net revenue include $27.6 of restructuring charges in the year ended December 31, 2019. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

2	Results for the year ended December 31, 2018 have been recast to conform to the current-period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

EBITA margin decreased during 2019 when compared to 2018, as the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles, outpaced the net revenue growth of 8.6%, the organic component of which was discussed in detail above. The EBITA margin decrease of 0.3% included restructuring charges of $27.6, or 0.4% as a percentage of net revenue, during 2019 to better align our cost structure with our revenue. The comparison was also adversely impacted due to higher allocated service fees, from our Selling, General and Administrative expenses, to Cost of Services, mainly as a result of the inclusion of Acxiom. Net revenue growth outpaced the increase in salaries and related expenses as compared to the prior-year period, primarily driven by lower percentages of its net revenue in base salaries, benefits and tax, temporary help expenses and incentive expense. The improved salaries and related expenses ratio was also attributable to the inclusion of Acxiom, which has a lower ratio of salaries and related expenses as a percentage of its net revenue as well as a result of carefully managing our employee costs. The increase in office and other direct expenses outpaced the growth in net revenue as compared to the prior-year period, mainly due to the inclusion of Acxiom, which has a higher ratio of office and other direct expense as a percentage of its net revenue, driven by client service costs and professional fees. However, overall office and other direct expenses primarily benefited from leverage on occupancy expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue increased to 2.3% in 2019 from 2.0% in the prior-year period, primarily due to the inclusion of Acxiom.
EBITA margin increased during 2018 when compared to 2017, as net revenue growth of 8.0%, the organic component of which was discussed in detail above, outpaced the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles, primarily driven by leverage in base salaries, benefits and tax and occupancy expense, partially offset by higher incentive expense as a result of improved financial performance and higher temporary help to support business growth. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue increased to 2.0% in 2018 from 1.7% in the prior-year period, primarily due to the inclusion of Acxiom.

CMG
Net Revenue

	Year ended December 31, 2018	Components of Change			Year ended December 31, 2019	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,264.1	$(18.6)	$2.3	$29.1	$1,276.9	2.3%	1.0%
Domestic	824.6	0.0	(1.7)	5.7	828.6	0.7%	0.5%
International	439.5	(18.6)	4.0	23.4	448.3	5.3%	2.0%
The organic increase was primarily attributable to net client wins and net higher spending from existing clients, most notably in the healthcare and technology and telecom sectors, partially offset by a decrease in the auto and transportation sector. The organic increase in our domestic market was primarily due to growth at our sports marketing business, partially offset by declines at our event businesses. The international organic increase was driven by growth across all geographic regions and disciplines, primarily at our public relations agencies, most notably in the United Kingdom and Continental Europe regions, and sports marketing business, most notably in the Asia Pacific region.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Segment EBITA

	Years ended December 31,			Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Segment EBITA [1]	$163.4	$180.3	$194.4	(9.4)%	(7.3)%
EBITA margin [1]	12.8%	14.3%	16.1%

1
Segment EBITA and EBITA margin on net revenue include $5.6 of restructuring charges in the year ended December 31, 2019. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

EBITA margin decreased during 2019 when compared to 2018, as the increase in operating expenses outpaced net revenue growth of 1.0%, primarily driven by the restructuring charges of $5.6 in the first quarter of 2019, higher salaries and related expenses to support business growth and an increase in year-over-year change in contingent acquisition obligations, partially offset by lower incentive expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue remained flat as compared to the prior-year period.
EBITA margin decreased during 2018 when compared to 2017, due to the increase in operating expenses, excluding billable expenses, primarily driven by the year-over-year change in contingent acquisition obligations. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue remained relatively flat as compared to the prior-year period.

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
Corporate and other expenses decreased by $74.2 to $101.8 during the year ended December 31, 2019 as compared to 2018, primarily attributable to lower professional fees, mainly driven by transaction costs of $35.0 related to the Acxiom acquisition in 2018 and an increase in allocated service fees from Selling, General and Administrative expenses to Cost of Services, mainly as a result of the inclusion of Acxiom. Corporate and other expenses in 2018 increased by $49.4 to $176.0 compared to 2017, primarily due to the transaction costs in 2018.
During the year ended December 31, 2019, corporate and other expense includes $0.7 of restructuring charges. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2019	2018	2017
Net income, adjusted to reconcile to net cash provided by operating activities [1]	$1,115.0	$1,013.0	$852.1
Net cash provided by (used in) working capital [2]	442.8	(431.1)	5.3
Changes in other non-current assets and liabilities [3]	(28.6)	(16.8)	24.4
Net cash provided by operating activities	$1,529.2	$565.1	$881.8
Net cash used in investing activities	(161.7)	(2,491.5)	(196.2)
Net cash (used in) provided by financing activities	(843.0)	1,853.2	(1,004.9)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and deferred income taxes.

2	Reflects changes in accounts receivable, accounts receivable billable to clients, other current assets, accounts payable and accrued liabilities.

3	Reflects changes in operating lease right-of-use assets and lease liabilities and other non-current assets and liabilities.

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
Net cash provided by operating activities during 2019 was $1,529.2, which was an increase of $964.1 as compared to 2018, and the comparison includes $442.8 generated from working capital in 2019, compared with $431.1 used in working capital in 2018. Working capital in 2019 was primarily impacted by the variation in the timing of collections and payments around the reporting period, of which the timing that was unfavorable in late 2018 compared to 2017 was a benefit in 2019, as well as the spending levels and pattern of our clients as compared to 2018.
Net cash provided by operating activities during 2018 was $565.1, which was a decrease of $316.7 as compared to 2017, primarily as a result of an increase in working capital usage of $436.4. Working capital in 2018 was impacted by the spending levels of our clients as compared to 2017. The working capital usage in both periods was primarily attributable to our media businesses.

Investing Activities
Net cash used in investing activities during 2019 consisted primarily of payments for capital expenditures of $198.5, related mostly to leasehold improvements and computer hardware and software.
Net cash used in investing activities during 2018 consisted of payments for acquisitions of $2,309.8, related mostly to the acquisition of Acxiom, and payments for capital expenditures of $177.1, related mostly to leasehold improvements and computer hardware and software.

Financing Activities
Net cash used in financing activities during 2019 was driven by repayment of long-term debt of $403.3 and the payment of dividends of $363.1.
Net cash provided by financing activities during 2018 was driven by net proceeds from long-term debt of $2,494.2 primarily to finance the acquisition of Acxiom, partially offset by the payment of dividends of $322.1, the repurchase of 5.1 shares of our common stock for an aggregate cost of $117.1, including fees, and the repayment of long-term debt of $104.8.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net decrease of $6.0 in 2019.
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net decrease of $47.3 in 2018. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, South African Rand, and Indian Rupee as of December 31, 2018 compared to December 31, 2017.

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
Notable funding requirements include:

•
Debt service – Our 3.50% Senior Notes in aggregate principal amount of $500.0 mature on October 1, 2020. We expect to use available cash as well as commercial paper as needed to fund the principal repayment. As of December 31, 2019, we had outstanding short-term borrowings of $52.4 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2021 through 2048. On October 1, 2018, in order to fund the acquisition of Acxiom, we entered into financing arrangements with third-party lenders under a three-year term loan agreement (the "Term Loan Agreement"). We fully paid off the outstanding balance under the Term Loan Agreement as of December 31, 2019, with payments of $100.0, $200.0 and $100.0, on June 13, 2019, September 9, 2019 and December 12, 2019, respectively. See Note 4 in Item 8, Financial Statements and Supplementary Data for further information.

•
Acquisitions – We paid cash of $0.6 for an acquisition completed in 2019. We also paid $25.1 in deferred payments for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $46.0 in 2020 related to prior-year acquisitions. We may also be required to pay approximately $21.0 in 2020 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – During 2019, we paid four quarterly cash dividends of $0.235 per share on our common stock, which corresponded to aggregate dividend payments of $363.1. On February 12, 2020, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.255 per share, payable on March 16, 2020 to holders of record as of the close of business on March 2, 2020. Assuming we pay a quarterly dividend of $0.255 per share and there is no significant change in the number of outstanding shares as of December 31, 2019, we would expect to pay approximately $395.0 over the next twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2019 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2020	2021	2022	2023	2024
Long-term debt [1]	$502.0	$501.4	$248.9	$498.3	$497.8	$1,025.5	$3,273.9
Interest payments on long-term debt [1]	134.2	116.4	93.9	73.6	56.4	728.6	1,203.1
Non-cancelable operating lease obligations [2]	333.5	300.7	267.5	209.7	183.5	716.1	2,011.0
Contingent acquisition payments [3]	71.9	68.3	39.8	10.6	4.9	0.2	195.7
Uncertain tax positions [4]	14.0	169.8	35.7	81.6	29.8	14.4	345.3
Total	$1,055.6	$1,156.6	$685.8	$873.8	$772.4	$2,484.8	$7,029.0

1
Amounts represent maturity at book value and interest payments based on contractual obligations. We may at our option and at any time redeem all or some of any outstanding series of our senior notes reflected in this table at the redemption prices set forth in the applicable supplemental indentures under which such senior notes were issued. See Note 4 in Item 8, Financial Statements and Supplementary Data for further information.

2
Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information.

3
We have structured certain acquisitions with additional contingent purchase price obligations based on factors including future performance of the acquired entity. See Note 6 and Note 16 in Item 8, Financial Statements and Supplementary Data for further information.

4	The amounts presented are estimates due to inherent uncertainty of tax settlements, including the ability to offset liabilities with tax loss carryforwards.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of December 31, 2019, $338.4, excluding fees, remains available for repurchase under the share repurchase programs. There is no expiration date associated with the share repurchase programs.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries.
At December 31, 2019, we held $323.6 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. During the third quarter ended September 30, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $435.0 of undistributed foreign earnings from certain international entities were no longer subject to the permanent reinvestment assertion, of which $155.4 remains undistributed as of December 31, 2019. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments.

Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On November 1, 2019, we amended and restated (the "Amendment") the Credit Agreement. Under the Amendment, among other things, the maturity date of the Credit Agreement was extended to November 1, 2024 and the cost structure of the credit agreement was changed. The Amendment also removed the interest coverage ratio financial covenant; however, the Company remains subject to the leverage ratio financial covenant, among other customary covenants. At the election of the Company, the leverage ratio financial covenant may be changed to not more than 4.00 to 1.00 for four consecutive fiscal quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.
The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2019, there were

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

no borrowings under the Credit Agreement; however, we had $8.4 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.6.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2019, the applicable margin was 0.125% for Base Rate advances and 1.125% for Eurocurrency Rate borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee on each lender's revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.
The table below sets forth the financial covenant in effect as of December 31, 2019, which applies to the Credit Agreement.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants [1]	December 31, 2019	EBITDA Reconciliation [1]	December 31, 2019
Leverage ratio (not greater than)	3.75x	Operating income	1,086.0
Actual leverage ratio	2.28x	Add:
		Depreciation and amortization	369.8
		EBITDA	$1,455.8

1
The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement) for the four quarters then ended. Pursuant to the July 2018 Amendment No. 1 to the Credit Agreement, the maximum leverage ratio decreased from 4.00x to 3.75x on the last day of the fourth full fiscal quarter ending after the Acxiom closing date on October 1, 2018.

As of December 31, 2019, we were in compliance with our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from the applicable lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, these facilities could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the Credit Agreement.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2019, the Company had uncommitted lines of credit in an aggregate amount of $1,056.0, under which we had outstanding borrowings of $52.4 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2019 was $88.0, with a weighted-average interest rate of approximately 5.2%.

Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of December 31, 2019, there was no commercial paper outstanding. The average amount outstanding under the program was $312.9 in 2019, with a weighted-average interest rate of 2.5% and a weighted-average maturity of thirteen days.

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2019 and 2018 the amounts netted were $2,274.9 and $2,065.8, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

DEBT CREDIT RATINGS
Our debt credit ratings as of February 13, 2020 are listed below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue Recognition
Our revenues are primarily derived from the planning and execution of multi-channel advertising and communications, marketing services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity, strategic marketing consulting, and providing marketing data and technology services around the world.
Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the basis on which we earn fees and commissions vary significantly. Our contracts generally provide for termination by either party on relatively short notice, usually 30 to 90 days, although our data management contracts typically have non-cancelable terms of more than one year. Our payment terms vary by client, and the time between invoicing date and due date is typically not significant. We generally have the legally enforceable right to payment for all services provided through the end of the contract or termination date.
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
Net revenue, primarily consisting of fees, commissions and performance incentives, represents the amount of our gross billings excluding billable expenses charged to a client. Generally, our compensation is based on a negotiated fixed price, rate per hour, a retainer, commission or volume. The majority of our fees are recognized over time as services are performed, either utilizing a function of hours incurred and rates per hour, as compared to periodically updated estimates to complete, or ratably over the term of the contract. For certain less-frequent commission-based contracts which contain clauses allowing our clients to terminate the arrangement at any time for no compensation, revenue is recognized at a point in time, typically the date of broadcast or publication.
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
Our media businesses include services to formulate strategic media plans ("media planning services") and to act as an agent to purchase media (e.g., television and radio spots, outdoor advertising, digital banners, etc.) from vendors on our clients' behalf ("media buying services"). Our contracts that include both services are typically explicit in the description of which activities constitute the planning services and those that constitute the buying services. Both the planning and buying services are sold separately, the client can derive utility from each service on its own, we do not provide a significant service of integrating these activities into a bundle, the services do not significantly modify one another, and the services are not highly interrelated or interdependent. As such, we typically identify two performance obligations in the assessment of our media contracts.
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
Our data and technology services businesses include data management, data and data strategy, identity resolution, and measurement and analytics products and services. While our contracts in these businesses may include some or all of these services, we typically identify each product and service as an individual performance obligation.
Principal vs. Agent
When a third-party is involved in the delivery of our services to the client, we assess whether or not we are acting as a principal or an agent in the arrangement. The assessment is based on whether we control the specified services at any time before they are transferred to the customer. We have determined that in our events and public relations businesses, we generally act as a principal as our agencies provide a significant service of integrating goods or services provided by third parties into the specified deliverable to our clients. In addition, we have determined that we are responsible for the performance of the third-party suppliers, which are combined with our own services, before transferring those services to the customer. We have also determined that we act as principal when providing creative services and media planning services, as we perform a significant integration service in these transactions. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses.
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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 12 reporting units that were subject to the 2019 annual impairment testing. Our annual impairment review as of October 1, 2019 did not result in an impairment charge at any of our reporting units.
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
For our 2019 and 2018 annual impairment tests, we performed a qualitative impairment assessment for seven and ten reporting units and performed the quantitative impairment test for five and three reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2019 and 2018 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2019 test, the discount rate we used for our reporting units tested ranged between 10.5% and 11.5%,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. For the 2019 test, the revenue growth rates for our reporting units used in our analysis were generally between 3.0% and 9.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2019 and 2018 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%.

	2019 Impairment Test			2018 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$533.5	> 20%	A	$462.1	> 40%
B	$209.1	> 30%	B	$638.5	> 280%
C	$182.1	> 25%	C	$182.1	> 20%
D	$668.5	> 45%
E	$1,216.8	> 205%
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2019, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2019, discount rates of 4.35% for the domestic pension plan and 4.30% for the domestic

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

postretirement benefit plan and a weighted-average discount rate of 2.61% for the significant foreign pension plans were used to calculate 2019 net pension and postretirement benefit costs. A 25 basis-point increase in the discount rate would have decreased the 2019 net pension and postretirement benefit cost by $0.1. A 25 basis-point decrease in the discount rate would not have impacted our net pension and postretirement benefit cost.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2019, we used discount rates of 3.35% for the domestic pension plan and 3.25% for the domestic postretirement benefit plan and a weighted-average discount rate of 1.84% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the December 31, 2019 benefit obligation by approximately $25.0 and $26.0, respectively.
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
For 2019, the weighted-average expected rates of return of 7.00% and 4.76% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2020, we plan to use expected rates of return of 6.00% and 4.70% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2019 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 17 in Item 8, Financial Statements and Supplementary Data for further information on certain accounting standards that have been adopted during 2019 or that have not yet been required to be implemented and may be applicable to our future operations.

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholder before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Income (Loss) of Unconsolidated Affiliates, Net Income Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles which we refer to as “EBITA”.
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
EBITA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of EBITA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net income or operating income. In addition, we may use EBITA in the incentive compensation programs applicable to some of our employees in order to evaluate our Company’s performance. Our management recognizes that EBITA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. Management also reviews operating income and net income as well as the specific items that are excluded from EBITA, but included in net income or operating income, as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of EBITA to net income that accompany our disclosure documents containing non-GAAP financial measures, including the reconciliations contained in this MD&A.
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
The following is an explanation of the items excluded by us from EBITA but included in net income:

•
Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Income (Income) of Unconsolidated Affiliates and Net Income Attributable to Noncontrolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

•
Amortization of Acquired Intangibles. Amortization of acquired intangibles is a non-cash expense relating to intangible assets arising from acquisitions that are expensed on a straight-line basis over the estimated useful life of the related assets. We exclude amortization of acquired intangibles because we believe that (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. Accordingly, we believe that this exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that the use of acquired intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense may recur in future periods.

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to EBITA for the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,
	2019	2018	2017

Net Revenue	$8,625.1	$8,031.6	$7,473.5

EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$656.0	$618.9	$554.4

Add Back:
Provision for Income Taxes	204.8	199.2	271.3
Subtract:
Total (Expenses) and Other Income	(207.7)	(170.8)	(97.6)
Equity in Net Income (Loss) of Unconsolidated Affiliates	0.4	(1.1)	0.9
Net Income Attributable to Noncontrolling Interests	(17.9)	(18.8)	(16.0)
Operating Income [1]	1,086.0	1,008.8	938.4

Add Back:
Amortization of Acquired Intangibles	86.0	37.6	21.1

EBITA [1]	$1,172.0	$1,046.4	$959.5
EBITA Margin on Net Revenue [1]	13.6%	13.0%	12.8%

1	Calculations include restructuring charges of $33.9 in 2019 and transaction costs of $35.0 related to the Acxiom acquisition in 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 97% and 86% as of December 31, 2019 and 2018, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2019	$(61.3)	$65.2
2018	(91.3)	82.5
We had $1,192.2 of cash, cash equivalents and marketable securities as of December 31, 2019 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2019 and 2018, we had interest income of $34.5 and $21.8, respectively. Based on our 2019 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $11.9, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2019 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most adversely impacted our results during the year ended December 31, 2019 were the British Pound Sterling and Euro. Based on 2019 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2019 levels.
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in their functional currency, mitigating transaction risk. However, certain subsidiaries may enter into transactions in currencies other than their functional currency. Assets and liabilities denominated in currencies other than the functional currency are susceptible to movements in foreign currency until final settlement. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and other direct expenses. We regularly review our foreign exchange exposures that may have a material impact on our business and from time to time use derivative financial instruments, designated as fair value hedges or net investment hedges, to hedge the effects of potential adverse fluctuations in foreign currency exchange rates arising from these exposures. We do not enter into foreign exchange contracts or other derivatives for speculative purposes.
We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country is changed to our reporting currency, the U.S. Dollar, and foreign exchange gains or losses are recognized on all monetary transactions, assets and liabilities denominated in currencies other than the U.S. Dollar until the currency is no longer considered highly inflationary.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Quantitative Goodwill Impairment Assessment for Reporting Units A, B and C
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.9 billion as of December 31, 2019, and as disclosed by the Company, the goodwill associated with reporting units A, B and C was $533.5 million, $209.1 million and $182.1 million, respectively. The fair value of reporting units for which management performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. As disclosed by management, an equal weighting was applied to the income and market approaches for management’s analysis. For the income approach, management used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, management used judgment in identifying the relevant comparable company market multiples.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessment for reporting units A, B and C is a critical audit matter are there was significant judgment required by management when developing the fair value measurement of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions used by management in the discounted cash flow and market models, including revenue growth, profit margins, terminal value growth rates, discount rates, and comparable company market multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative annual goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates, evaluating the appropriateness of the discounted cash flow and market models, testing the completeness, accuracy and relevance of underlying data used in the models, and evaluating the significant assumptions used by management, including revenue growth, profit margins, terminal value growth rates, discount rates, and comparable company market multiples. Evaluating management’s assumptions related to revenue growth, profit margins, and the terminal value growth rates involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market multiple models and certain significant assumptions, including the discount rates and comparable company market multiples.
Unrecognized Tax Benefits

As described in Notes 1 and 9 to the consolidated financial statements, the Company has recorded liabilities for unrecognized tax benefits of $345.3 million as of December 31, 2019. Various years of the Company’s income tax filings are currently under examination by tax authorities in the U.S., in various countries, and in various states, such as New York, in which the Company has significant business operations. As disclosed by management, the assessment of recognition and measurement requires critical estimates and the use of complex judgments. Management evaluates the tax positions using the “more likely than not” recognition threshold and then applies a measurement assessment to those positions that meet the recognition threshold. Management establishes tax reserves considering the potential for additional assessments in each of the jurisdictions in which the Company is subject to taxation. Management assesses the likelihood of additional tax assessments in those jurisdictions and adjusts reserves as additional information or events require.
The principal considerations for our determination that performing procedures relating to unrecognized tax benefits is a critical audit matter are there was significant judgment by management when determining unrecognized tax benefits as a result of applying complex tax laws to the Company’s multi-national operations. This in turn led to significant auditor judgment, effort, and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of unrecognized tax benefits. Also, the evaluation of audit evidence available to support the tax liabilities for unrecognized tax benefits is complex and required auditor judgment as the nature of the evidence is often subjective.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liability for unrecognized tax benefits, and controls addressing completeness of the unrecognized tax benefits, as well as controls over measurement of the liability. These procedures also included, among others, (i) testing the information used in the calculation of the liability for unrecognized tax benefits, including international, federal, and state filing positions, and the related final tax returns; (ii) testing the calculation of the liability for unrecognized tax benefits by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of unrecognized tax benefits and possible outcomes of each unrecognized tax benefit; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2020
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2019	2018	2017
REVENUE:
Net revenue	$8,625.1	$8,031.6	$7,473.5
Billable expenses	1,596.2	1,682.8	1,574.1
Total revenue	10,221.3	9,714.4	9,047.6

OPERATING EXPENSES:
Salaries and related expenses	5,568.8	5,298.3	4,990.7
Office and other direct expenses	1,564.1	1,355.1	1,269.2
Billable expenses	1,596.2	1,682.8	1,574.1
Cost of services	8,729.1	8,336.2	7,834.0
Selling, general and administrative expenses	93.8	166.5	118.5
Depreciation and amortization	278.5	202.9	157.1
Restructuring charges	33.9	0.0	(0.4)
Total operating expenses	9,135.3	8,705.6	8,109.2

OPERATING INCOME	1,086.0	1,008.8	938.4

EXPENSES AND OTHER INCOME:
Interest expense	(199.3)	(123.0)	(90.8)
Interest income	34.5	21.8	19.4
Other expense, net	(42.9)	(69.6)	(26.2)
Total (expenses) and other income	(207.7)	(170.8)	(97.6)

Income before income taxes	878.3	838.0	840.8
Provision for income taxes	204.8	199.2	271.3
Income of consolidated companies	673.5	638.8	569.5
Equity in net income (loss) of unconsolidated affiliates	0.4	(1.1)	0.9
NET INCOME	673.9	637.7	570.4
Net income attributable to noncontrolling interests	(17.9)	(18.8)	(16.0)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$656.0	$618.9	$554.4

Earnings per share available to IPG common stockholders:
Basic	$1.70	$1.61	$1.42
Diluted	$1.68	$1.59	$1.40

Weighted-average number of common shares outstanding:
Basic	386.1	383.3	389.6
Diluted	391.2	389.0	397.3
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2019	2018	2017
NET INCOME	$673.9	$637.7	$570.4

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	11.3	(149.6)	133.7
Reclassification adjustments recognized in net income	6.7	15.7	1.1
	18.0	(133.9)	134.8

Available-for-sale securities:
Changes in fair value of available-for-sale securities	0.0	0.0	0.0
Recognition of previously unrealized gains in net income	0.0	0.0	(0.7)
Income tax effect	0.0	0.0	0.1
	0.0	0.0	(0.6)

Derivative instruments:
Recognition of previously unrealized losses in net income	2.3	2.2	2.1
Income tax effect	(0.5)	(0.7)	(0.5)
	1.8	1.5	1.6

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(14.8)	12.6	(13.6)
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	6.7	7.5	6.9
Less: settlement and curtailment (gains) losses included in net income	0.0	(1.0)	6.8
Other	(2.5)	(1.0)	2.7
Income tax effect	1.2	(1.8)	(0.5)
	(9.4)	16.3	2.3

Other comprehensive income (loss), net of tax	10.4	(116.1)	138.1
TOTAL COMPREHENSIVE INCOME	684.3	521.6	708.5
Less: comprehensive income attributable to noncontrolling interests	17.2	16.0	17.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$667.1	$505.6	$691.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$1,192.2	$673.4
Accounts receivable, net of allowance of $40.2 and $42.5, respectively	5,209.2	5,126.6
Accounts receivable, billable to clients	1,934.1	1,900.6
Assets held for sale	22.8	5.7
Other current assets	412.4	476.6
Total current assets	8,770.7	8,182.9
Property and equipment, net of accumulated depreciation and amortization of $1,116.4 and $1,034.9, respectively	778.1	790.9
Deferred income taxes	252.1	247.0
Goodwill	4,894.4	4,875.9
Other intangible assets	1,014.3	1,094.7
Operating lease right-of-use assets	1,574.4	0.0
Other non-current assets	467.9	428.9
TOTAL ASSETS	$17,751.9	$15,620.3

LIABILITIES:
Accounts payable	$7,205.4	$6,698.1
Accrued liabilities	742.8	806.9
Contract liabilities	585.6	533.9
Short-term borrowings	52.4	73.7
Current portion of long-term debt	502.0	0.1
Current portion of operating leases	267.2	0.0
Liabilities held for sale	65.0	11.2
Total current liabilities	9,420.4	8,123.9
Long-term debt	2,771.9	3,660.2
Non-current operating leases	1,429.6	0.0
Deferred compensation	425.0	422.7
Other non-current liabilities	714.7	812.8
TOTAL LIABILITIES	14,761.6	13,019.6

Redeemable noncontrolling interests (see Note 6)	164.7	167.9

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2019 – 387.0; 2018 – 383.6 shares outstanding: 2019 – 387.0; 2018 – 383.6	38.7	38.3
Additional paid-in capital	977.3	895.9
Retained earnings	2,689.9	2,400.1
Accumulated other comprehensive loss, net of tax	(930.0)	(941.1)
Total IPG stockholders’ equity	2,775.9	2,393.2
Noncontrolling interests	49.7	39.6
TOTAL STOCKHOLDERS’ EQUITY	2,825.6	2,432.8
TOTAL LIABILITIES AND EQUITY	$17,751.9	$15,620.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$673.9	$637.7	$570.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	278.5	202.9	157.1
Provision for uncollectible receivables	10.1	6.5	9.5
Amortization of restricted stock and other non-cash compensation	80.2	82.2	82.0
Net amortization of bond discounts and deferred financing costs	9.3	6.5	5.8
Deferred income tax provision (benefit)	9.7	14.1	(9.5)
Net losses on sales of businesses	43.4	61.9	24.1
Other	9.9	1.2	12.7
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	(111.2)	(603.8)	37.6
Accounts receivable, billable to clients	(38.7)	(209.5)	(165.5)
Other current assets	(27.2)	(67.2)	50.1
Accounts payable	546.0	428.7	336.4
Accrued liabilities	27.4	(24.2)	(241.3)
Contract liabilities	46.5	44.9	(12.0)
Changes in operating lease right-of-use assets and lease liabilities	0.7	0.0	0.0
Other non-current assets and liabilities	(29.3)	(16.8)	24.4
Net cash provided by operating activities	1,529.2	565.1	881.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(198.5)	(177.1)	(155.9)
Acquisitions, net of cash acquired	(0.6)	(2,309.8)	(30.6)
Other investing activities	37.4	(4.6)	(9.7)
Net cash used in investing activities	(161.7)	(2,491.5)	(196.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4.3	15.5	13.1
Proceeds from long-term debt	0.0	2,494.2	0.0
Repurchases of common stock	0.0	(117.1)	(300.1)
Repayment of long-term debt	(403.3)	(104.8)	(324.6)
Common stock dividends	(363.1)	(322.1)	(280.3)
Tax payments for employee shares withheld	(22.4)	(29.2)	(38.8)
Distributions to noncontrolling interests	(21.6)	(16.9)	(20.4)
Net (decrease) increase in short-term borrowings	(19.8)	(17.5)	3.0
Acquisition-related payments	(15.8)	(33.7)	(53.7)
Other financing activities	(1.3)	(15.2)	(3.1)
Net cash (used in) provided by financing activities	(843.0)	1,853.2	(1,004.9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6.0)	(47.3)	16.8
Net increase (decrease) in cash, cash equivalents and restricted cash	518.5	(120.5)	(302.5)
Cash, cash equivalents and restricted cash at beginning of period	677.2	797.7	1,100.2
Cash, cash equivalents and restricted cash at end of period	$1,195.7	$677.2	$797.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	394.3	$39.4	$1,199.2	$1,839.9	$(964.4)	$(63.3)	$2,050.8	$39.6	$2,090.4
Net income				554.4			554.4	16.0	570.4
Other comprehensive income					136.6		136.6	1.5	138.1
Reclassifications related to redeemable noncontrolling interests			(0.3)				(0.3)	0.9	0.6
Noncontrolling interest transactions								(20.9)	(20.9)
Change in redemption value of redeemable noncontrolling interests				(7.9)			(7.9)		(7.9)
Repurchases of common stock						(300.1)	(300.1)		(300.1)
Retirement of treasury stock	(13.4)	(1.3)	(303.1)			304.4	0.0		0.0
Common stock dividends ($0.72 per share)				(280.3)			(280.3)		(280.3)
Stock-based compensation	5.7	0.6	86.4				87.0		87.0
Exercise of stock options	1.2	0.1	13.1				13.2		13.2
Shares withheld for taxes	(1.6)	(0.2)	(38.8)				(39.0)		(39.0)
Other			(1.3)	(1.6)			(2.9)	(2.3)	(5.2)
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net income				618.9			618.9	18.8	637.7
Other comprehensive loss					(113.3)		(113.3)	(2.8)	(116.1)
Reclassifications related to redeemable noncontrolling interests							0.0	2.4	2.4
Distributions to noncontrolling interests								(16.9)	(16.9)
Change in redemption value of redeemable noncontrolling interests			41.8	1.1			42.9		42.9
Repurchases of common stock						(117.1)	(117.1)		(117.1)
Retirement of treasury stock	(8.1)	(0.8)	(175.3)			176.1	0.0		0.0
Common stock dividends ($0.84 per share)				(322.1)			(322.1)		(322.1)
Stock-based compensation	4.8	0.5	87.0				87.5		87.5
Exercise of stock options	1.9	0.2	15.5				15.7		15.7
Shares withheld for taxes	(1.2)	(0.2)	(29.0)				(29.2)		(29.2)
Other			0.7	(2.3)			(1.6)	3.3	1.7
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$0.0	$2,393.2	$39.6	$2,432.8
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$2,393.2	$39.6	$2,432.8
Cumulative effect of accounting change				1.2		1.2		1.2
Net income				656.0		656.0	17.9	673.9
Other comprehensive income					11.1	11.1	(0.7)	10.4
Reclassifications related to redeemable noncontrolling interests			11.9			11.9	12.7	24.6
Distributions to noncontrolling interests							(21.6)	(21.6)
Change in redemption value of redeemable noncontrolling interests				(0.2)		(0.2)		(0.2)
Common stock dividends ($0.94 per share)				(363.1)		(363.1)		(363.1)
Stock-based compensation	3.8	0.4	88.7			89.1		89.1
Exercise of stock options	0.6	0.1	4.2			4.3		4.3
Shares withheld for taxes	(1.0)	(0.1)	(22.3)			(22.4)		(22.4)
Other			(1.1)	(4.1)		(5.2)	1.8	(3.4)
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6

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
Basis of Presentation
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
Selling, general and administrative expenses are primarily the unallocated expenses from Corporate, as disclosed further in Note 15, excluding depreciation and amortization.
Depreciation and amortization of the fixed assets and intangible assets of the Company is disclosed as a separate operating expense.
Restructuring charges relate to the Company's implementation of a cost initiative to better align our cost structure with our revenue, as discussed further in Note 11.
Reclassifications
Certain reclassifications and immaterial revisions have been made to prior-period financial statements to conform to the current-period presentation. Segment information for the prior period has been recast to conform to the current-period presentation.
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
Revenue Recognition
Our revenues are primarily derived from the planning and execution of multi-channel advertising and communications, marketing services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity, strategic marketing consulting, and providing marketing data and technology services around the world.
Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the basis on which we earn fees and commissions vary significantly. Our contracts generally provide for termination by either party on relatively short notice, usually 30 to 90 days, although our data management contracts typically have non-cancelable terms of more than one year. Our payment terms vary by client, and the time between invoicing date and due date is typically not significant. We generally have the legally enforceable right to payment for all services provided through the end of the contract or termination date.
We recognize revenue when we determine our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
Net revenue, primarily consisting of fees, commissions and performance incentives, represents the amount of our gross billings excluding billable expenses charged to a client. Generally, our compensation is based on a negotiated fixed price, rate per hour, a retainer, commission or volume. The majority of our fees are recognized over time as services are performed, either utilizing a function of hours incurred and rates per hour, as compared to periodically updated estimates to complete, or ratably over the term of the contract. For certain less-frequent commission-based contracts which contain clauses allowing our clients to terminate the arrangement at any time for no compensation, revenue is recognized at a point in time, typically the date of broadcast or publication. We report revenue net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
Our data and technology services businesses include data management, data and data strategy, identity resolution, and measurement and analytics products and services. While our contracts in these businesses may include some or all of these services, we typically identify each product and service as an individual performance obligation.
We have elected not to disclose information about remaining performance obligations that have original expected durations of one year or less. The majority of our contracts are for periods of one year or less with the exception of our data management contracts.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Investments
Equity investments with readily determinable fair values, other than those accounted for using the equity method of accounting, will be measured at fair value. We regularly review our investments to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment, with changes to fair value recorded in earnings. We evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. We consider all known quantitative and qualitative factors in determining if a decline in value of an investment has occurred.
Derivatives
We are exposed to market risk related to interest rates, foreign currency rates and certain balance sheet items. From time to time we enter into derivative instruments for risk management purposes, and not for speculative purposes. All derivative instruments are recorded at fair value on our balance sheet. Changes in fair value are immediately included in earnings if the derivatives are not designated as a hedge instrument or if the derivatives do not qualify as effective hedges. For derivatives designated as hedge instruments, we evaluate for hedge accounting both at inception and throughout the hedge period. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income and subsequently reclassified to earnings in our Consolidated Statement of Operations in the same period as the underlying hedged transaction affects earnings. If a derivative is a net investment hedge, then the changes in the fair value of the derivative are recognized in other comprehensive income in the same period as the change in fair value of the underlying hedged foreign investment.
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
Leases
Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases ("ASC 842"), using the modified retrospective transition method. As such, we recognized a right-of-use asset and a corresponding lease liability on our Consolidated Balance Sheet for virtually all of our leases with a term of more than twelve months. Prior-year financial statements were not recast under the new standard. As an accounting policy, we have elected not to apply the recognition requirements to short-term leases, not to separate non-lease components from lease components, and have elected the package of transition provisions available for existing contracts, which allowed us to carry forward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. The adoption of ASC 842 resulted in operating lease right-of-use assets of $1,421.1 and operating lease liabilities of $1,544.4 as of January 1, 2019.
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
We review goodwill as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 12 reporting units that were subject to the 2019 annual impairment testing. Our annual impairment review as of October 1, 2019 did not result in an impairment charge for any of our reporting units.
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. Our annual impairment review as of October 1, 2019 did not result in an impairment charge for any of our intangible assets with indefinite useful lives.
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
The fair value of each reporting unit for 2019 and 2018 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax loss of $5.3 for the year ended December 31, 2019 and pre-tax gains of $5.6 and $1.9 in for the years ended December 31, 2018 and 2017, respectively.
We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country is changed to our reporting currency, the U.S. Dollar, and foreign exchange gains or losses are recognized on all monetary transactions, assets and liabilities in currencies other than the U.S. Dollar until the currency is no longer considered highly inflationary.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2019, 2018 and 2017, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

During 2019, there was no significant treasury stock activity due to the suspension of the share repurchase program, as disclosed further in Note 7. In October 2018, we retired 8.1 shares of our treasury stock, which resulted in a reduction in common stock of $0.8, treasury stock of $176.1 and APIC of $175.3. In October and November 2017, we retired 13.4 shares of our treasury stock, which resulted in a reduction in common stock of $1.3, treasury stock of $304.4 and APIC of $303.1.

Note 2:  Revenue
Disaggregation of Revenue
The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 15.
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
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Years ended December 31,
Total revenue:	2019	2018	2017
United States	$6,368.7	$5,851.0	$5,417.3
International:
United Kingdom	871.8	881.4	775.7
Continental Europe	842.9	840.2	780.6
Asia Pacific	1,102.3	1,170.8	1,106.4
Latin America	431.6	389.0	386.6
Other	604.0	582.0	581.0
Total International	3,852.6	3,863.4	3,630.3
Total Consolidated	$10,221.3	$9,714.4	$9,047.6

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
Net revenue:	2019	2018	2017
United States	$5,386.1	$4,825.0	$4,458.8
International:
United Kingdom	727.0	711.7	613.1
Continental Europe	742.4	737.5	687.8
Asia Pacific	858.3	896.8	866.9
Latin America	389.9	350.1	350.8
Other	521.4	510.5	496.1
Total International	3,239.0	3,206.6	3,014.7
Total Consolidated	$8,625.1	$8,031.6	$7,473.5

IAN	Years ended December 31,
Total revenue:	2019	2018	2017
United States	$4,912.5	$4,447.0	$4,062.3
International	3,113.9	3,109.1	2,947.3
Total IAN	$8,026.4	$7,556.1	$7,009.6

Net revenue:
United States	$4,557.5	$4,000.4	$3,660.6
International	2,790.7	2,767.1	2,606.1
Total IAN	$7,348.2	$6,767.5	$6,266.7

CMG	Years ended December 31,
Total revenue:	2019	2018	2017
United States	$1,456.2	$1,404.0	$1,355.0
International	738.7	754.3	683.0
Total CMG	$2,194.9	$2,158.3	$2,038.0

Net revenue:
United States	$828.6	$824.6	$798.2
International	448.3	439.5	408.6
Total CMG	$1,276.9	$1,264.1	$1,206.8

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2019	December 31, 2018
Accounts receivable, net of allowance of $40.2 and $42.5, respectively	$5,209.2	$5,126.6
Accounts receivable, billable to clients	1,934.1	1,900.6
Contract assets	63.0	67.9
Contract liabilities (deferred revenue)	585.6	533.9

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $704.0 of unsatisfied performance obligations as of December 31, 2019, which will be recognized as services are performed over the remaining contractual terms through 2026.

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
The following table presents information on our operating leases for the full year of 2019.

Twelve months ended December 31, 2019
Operating lease cost	$325.2
Short-term lease cost	13.8
Sublease income	(12.9)
Total lease cost	$326.1

Twelve months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$334.1
Right-of-use assets obtained in exchange for lease liabilities	$422.8

As of December 31, 2019
Weighted-average remaining lease term	Eight years
Weighted-average discount rate	4.26%

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Our future payments of our operating leases as of December 31, 2019 are listed in the table below.

Period	Net Rent
2020	$333.5
2021	300.7
2022	267.5
2023	209.7
2024	183.5
Thereafter	716.1
Total future lease payments	2,011.0
Less: imputed interest	314.2
Present value of future lease payments	1,696.8
Less: current portion of operating leases	267.2
Non-current operating leases	$1,429.6

Our future payments of our operating leases as of December 31, 2018 are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2019	$352.0	$(7.7)	$344.3
2020	324.3	(5.2)	319.1
2021	282.3	(2.2)	280.1
2022	242.5	(1.3)	241.2
2023	184.0	(0.6)	183.4
Thereafter	714.6	(0.5)	714.1
Total future lease payments	$2,099.7	$(17.5)	$2,082.2

As of December 31, 2019, we had additional operating leases that had not yet commenced with future lease payments of approximately $238.0 that will commence within the year 2020 and lease terms of 4 to 15 years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2019		2018
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
3.50% Senior Notes due 2020 (less unamortized discount and issuance costs of $0.4 and $1.1, respectively)	3.89%	$498.5	$505.4	$496.6	$499.9
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.2 and $1.9, respectively)	3.98%	497.9	513.5	496.8	503.2
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $0.7 and $0.6, respectively)	4.13%	248.7	258.8	248.2	250.3
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.5 and $1.3, respectively)	4.32%	498.2	522.8	497.7	491.4
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.4 and $1.8, respectively)	4.24%	497.8	538.1	497.3	492.6
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.5 and $3.9, respectively)	4.78%	494.6	564.3	494.0	494.1
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.7 and $5.4, respectively)	5.48%	491.9	617.1	491.7	474.1
Term Loan due 2021 - LIBOR plus 1.25%		—	—	400.0	400.0
Other notes payable and capitalized leases		46.3	45.5	38.0	38.0
Total long-term debt		3,273.9		3,660.3
Less: current portion		502.0		0.1
Long-term debt, excluding current portion		$2,771.9		$3,660.2

1	See Note 13 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2019.

2020	$502.0
2021	501.4
2022	248.9
2023	498.3
2024	497.8
Thereafter	1,025.5
Total long-term debt	$3,273.9

Our 3.50% Senior Notes in aggregate principal amount of $500.0 mature on October 1, 2020. We expect to use available cash as well as additional commercial paper as needed. For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2019 and 2018, we had total unamortized debt issuance costs of $21.6 and $26.0, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
Debt Transactions
Term Loan Agreement
On October 1, 2018, in order to fund the acquisition of Acxiom, we entered into financing arrangements with third-party lenders under a three-year term loan agreement (the "Term Loan Agreement"). We fully paid off the outstanding balance under

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

the Term Loan Agreement as of December 31, 2019, with payments of $100.0, $200.0 and $100.0, on June 13, 2019, September 9, 2019 and December 12, 2019, respectively.
Credit Agreements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On November 1, 2019, we entered into an amendment and restatement (the "Amendment") of the Credit Agreement. Under the Amendment, among other things, the maturity date of the Credit Agreement was extended to November 1, 2024, and the cost structure of the Credit Agreement was changed. The Amendment also removed the interest coverage ratio financial covenant; however, the Company remains subject to the leverage ratio financial covenant, among other customary covenants. At the election of the Company, the leverage ratio financial covenant may be changed to not more than 4.00 to 1.00 for four consecutive fiscal quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.
The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2019 and 2018, there were no borrowings under the Credit Agreement; however, we had $8.4 and $8.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.6 and $1,491.5, respectively.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2019, the applicable margin was 0.125% for Base Rate advances and 1.125% for Eurocurrency Rate borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee on each lender's revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.
In addition to other and customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement. We were in compliance with our covenant in the Credit Agreement as of December 31, 2019.

Financial Covenants [1]
Leverage ratio (not greater than): [1]	3.75x

1
The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended. Pursuant to July 2018 Amendment No. 1 to the Credit Agreement, the maximum leverage ratio decreased from 4.00x to 3.75x on the last day of the fourth full fiscal quarter ending after the Acxiom closing date on October 1, 2018.

We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2019 and 2018, the Company had uncommitted lines of credit in an aggregate amount of $1,056.0 and $1,173.1, under which we had outstanding borrowings of $52.4 and $73.7 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2019 and 2018 were $88.0 and $96.4, respectively, with weighted-average interest rates of approximately 5.2% and 4.5%, respectively.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Commercial paper proceeds are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. Commercial paper maturities vary but may not exceed 397 days from the date of issue. As of December 31, 2019 and 2018, there was no commercial paper outstanding. The average amounts outstanding under the program in 2019 and 2018 were $312.9 and $648.7 with weighted-average interest rates of approximately 2.5% and 2.4% and weighted-average maturities of thirteen and twenty-two days, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2019 and 2018 the amounts netted were $2,274.9 and $2,065.8, respectively.

Note 5:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2019	2018	2017
Net income available to IPG common stockholders	$656.0	$618.9	$554.4

Weighted-average number of common shares outstanding - basic	386.1	383.3	389.6
Dilutive effect of stock options and restricted shares	5.1	5.7	7.7
Weighted-average number of common shares outstanding - diluted	391.2	389.0	397.3

Earnings per share available to IPG common stockholders:
Basic	$1.70	$1.61	$1.42
Diluted	$1.68	$1.59	$1.40

Note 6:  Acquisitions
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the closing date:

October 1, 2018
Cash and cash equivalents	$13.3
Accounts receivable	112.9
Accounts receivable, billable to clients	8.3
Other current assets	28.2
Property and equipment, net	159.7
Deferred income taxes	(0.6)
Goodwill	1,110.8
Intangible assets, net	995.0
Other non-current assets	8.3
Accounts payable	(37.1)
Accrued liabilities	(46.9)
Contract liabilities	(23.2)
Other non-current liabilities	(0.8)
Net assets acquired	$2,327.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The fair values of the identifiable intangible assets acquired at the closing date are as follows:

	Fair Value	Weighted Average Amortization Period (Years)
Customer lists	$600.0	15.0
Know-how and technology	235.0	9.0
Trade names	160.0	15.0 to indefinite
Total intangible assets	$995.0
The fair value of the customer lists was determined by applying the multi-period excess earnings method, a variation of the income approach. The fair values of the know-how and technology and the trade names were determined using the relief from royalty method of the income approach. Goodwill generated by the Acxiom acquisition, the majority of which is tax deductible, primarily relates to intangible assets that do not qualify for separate recognition, including assembled workforce and synergies. The purchase accounting for the transaction was finalized during the third quarter of 2019, including the assignment of goodwill related to the transaction-associated synergies. There were no material adjustments to the preliminary amounts recorded.
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
Other Acquisitions
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
During 2019, we completed one acquisition, a content communications agency based in the U.K. This acquisition was included in the IAN reportable segment. During 2019, we recorded approximately $7.6 of goodwill and other intangible assets related to our acquisitions.
During 2018, we completed five acquisitions, two of which were included in the IAN reportable segment, and three of which were included in the CMG reportable segment. These acquisitions include a data and technology company based in the U.S., as discussed in detail above, a full-service digital agency based in Brazil, an entertainment marketing and brand licensing agency in the fashion and lifestyle sector based in the U.K., a content-focused social creative agency based in the U.K. and a content production firm based in Israel. During 2018, we recorded approximately $2,131.0 of goodwill and other intangible assets related to our acquisitions.

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
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2019, 2018 or 2017.
Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2019	2018	2017
Cost of investment: current-year acquisitions [1]	$0.6	$2,323.4	$36.8
Cost of investment: prior-year acquisitions	15.8	33.9	54.6
Less: net cash acquired	—	(13.8)	(7.1)
Total cost of investment	16.4	2,343.5	84.3
Operating payments [2]	9.3	19.4	47.1
Total cash paid for acquisitions [3]	$25.7	$2,362.9	$131.4

1	The cost of investment: current-year acquisitions line significantly increased in the year ended December 31, 2018, primarily as a result of payments related to the acquisition of Acxiom.

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

3
Of the total cash paid for acquisitions, $0.6, $2,309.8 and $30.6 for the years ended December 31, 2019, 2018 and 2017, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $15.8, $33.7 and $53.7 for the years ended December 31, 2019, 2018 and 2017, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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
For acquisitions we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 16 for further information on contingent acquisition obligations. Redeemable noncontrolling interests are adjusted quarterly, if necessary, to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact retained earnings or additional paid in capital, except for foreign currency translation adjustments. The following table presents changes in our redeemable noncontrolling interests.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2019	2018	2017
Balance at beginning of period	$167.9	$252.1	$252.8
Change in related noncontrolling interests balance	(2.8)	(10.7)	(2.8)
Changes in redemption value of redeemable noncontrolling interests:
Additions	24.3	0.0	7.7
Redemptions and other	(24.9)	(33.7)	(18.5)
Redemption value adjustments	0.2	(39.8)	12.9
Balance at end of period	$164.7	$167.9	$252.1

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

Note 7:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2019	2018	2017
Balance at beginning of period	$42.5	$42.7	$55.7
Charges to costs and expenses	10.1	6.5	9.5
Adjustments:
Acquisitions/(dispositions)	(0.3)	2.2	(1.0)
Uncollectible accounts written off	(11.9)	(7.1)	(25.5)
Foreign currency translation adjustments	(0.2)	(1.8)	4.0
Balance at end of period	$40.2	$42.5	$42.7

Property and Equipment

	December 31,
	2019	2018
Furniture and equipment	$694.3	$681.7
Leasehold improvements	634.9	629.0
Internal-use computer software	422.0	368.5
Land and buildings	143.3	146.6
Gross property and equipment	1,894.5	1,825.8
Less: accumulated depreciation and amortization	(1,116.4)	(1,034.9)
Total property and equipment, net	$778.1	$790.9

Total depreciation and amortization expense, which excludes the amortization of acquired intangibles, for property and equipment for the years ended December 31, 2019, 2018 and 2017 was $192.5, $165.3 and $136.0, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2019	2018
Salaries, benefits and related expenses	$494.1	$494.9
Acquisition obligations	45.7	65.7
Office and related expenses	26.9	52.2
Interest	38.8	43.6
Restructuring charges	1.6	0.0
Other	135.7	150.5
Total accrued liabilities	$742.8	$806.9
Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2019	2018	2017
Net losses on sales of businesses	$(43.4)	$(61.9)	$(24.1)
Other	0.5	(7.7)	(2.1)
Total other expense, net	$(42.9)	$(69.6)	$(26.2)

Net losses on sales of businesses – During 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. During 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. During 2017, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our IAN reportable segment. The businesses held for sale as of year end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During 2019, the amounts recognized are primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment. During 2018, the amounts recognized are primarily a result of transaction-related costs from the Acxiom acquisition, partially offset by changes in fair market value of equity investments.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of December 31, 2019, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2019	2018	2017
Cash paid for interest	$192.7	$88.7	$82.3
Cash paid for income taxes, net of refunds [1]	150.2	207.9	228.4

1	Refunds of $92.6, $24.3 and $31.9 were received for the years ended December 31, 2019, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 8:  Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2019 and 2018 are listed below.

	IAN [1]	CMG	Total [2]
Balance as of December 31, 2017	$3,161.8	$658.6	$3,820.4
Acquisitions	1,112.0	20.0	1,132.0
Foreign currency and other	(64.5)	(12.0)	(76.5)
Balance as of December 31, 2018	$4,209.3	$666.6	$4,875.9
Acquisitions	2.1	0.7	2.8
Foreign currency and other	14.4	1.3	15.7
Balance as of December 31, 2019	$4,225.8	$668.6	$4,894.4

1	During 2018, the increase in goodwill is primarily due to the acquisition of Acxiom. See Note 6 for further information on the Acxiom acquisition.

2	For all periods presented, no goodwill impairment charge has been recorded.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets primarily consist of customer lists and know-how and technology, which have definite lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years, as well as trade names which have both indefinite and definite lives which are subject to amortization on a straight-line basis with estimated useful lives of 15 years. Amortization expense for other intangible assets for the years ended December 31, 2019, 2018 and 2017 was $86.0, $37.6 and $21.1, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2019, 2018 and 2017. During 2019 and 2018, we recorded approximately $5.0 and $999.0 of other intangible assets related to our acquisitions in the respective year. The increase in 2018 is primarily due to the acquisition of Acxiom.
The following table provides a summary of other intangible assets, which are included in our Consolidated Balance Sheets.

	December 31,
	2019			2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$861.4	$(244.6)	$616.8	$857.2	$(190.9)	$666.3
Know-how and technology	235.0	(32.9)	202.1	235.0	(6.5)	228.5
Trade names	226.2	(41.3)	184.9	226.2	(36.8)	189.4
Other	14.3	(3.8)	10.5	14.3	(3.8)	10.5
Total	$1,336.9	$(322.6)	$1,014.3	$1,332.7	$(238.0)	$1,094.7

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2019 is listed below.

	2020	2021	2022	2023	2024
Estimated amortization expense	$88.4	$86.9	$82.9	$78.6	$76.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 9:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2019	2018	2017
Domestic	$557.4	$474.0	$514.8
Foreign	320.9	364.0	326.0
Total	$878.3	$838.0	$840.8

The provision for income taxes is listed below.

	Years ended December 31,
	2019	2018	2017
U.S. federal income taxes (including foreign withholding taxes):
Current	$92.2	$38.1	$154.1
Deferred	9.5	29.9	(37.6)
	101.7	68.0	116.5
State and local income taxes:
Current	10.7	25.1	18.8
Deferred	8.7	3.4	19.7
	19.4	28.5	38.5
Foreign income taxes:
Current	92.2	121.9	107.9
Deferred	(8.5)	(19.2)	8.4
	83.7	102.7	116.3
Total	$204.8	$199.2	$271.3

A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%

Income tax provision at U.S. federal statutory rate	$184.5	$176.0	$294.3
State and local income taxes, net of U.S. federal income tax benefit	14.0	23.8	23.5
Impact of foreign operations, including withholding taxes	34.2	50.7	(6.7)
U.S. tax incentives	(21.4)	(17.5)	(1.3)
Change in net valuation allowance [1]	(26.3)	(16.9)	1.4
Divestitures	9.6	11.7	1.1
U.S. federal tax credits	0.4	(48.1)	(0.4)
Stock compensation	(3.3)	(6.8)	(15.3)
Increase in unrecognized tax benefits	14.1	8.4	7.0
Net impact of the Tax Act	0.0	13.4	(36.0)
Other	(1.0)	4.5	3.7
Provision for income taxes	$204.8	$199.2	$271.3

Effective income tax rate on operations	23.3%	23.8%	32.3%

1	Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

In 2019, our effective income tax rate of 23.3% was positively impacted by the reversal of valuation allowances primarily in Continental Europe, by the settlement of state income tax audits and by excess tax benefits on employee share-based payments. The effective tax rate was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit.
In 2018, our effective income tax rate of 23.8% was positively impacted by U.S. tax incentives, foreign tax credits from a distribution of unremitted earnings, the net reversal of valuation allowance in Continental Europe and research and development credits. The effective income tax rate was negatively impacted by losses in certain foreign jurisdictions where we received no tax benefit due to 100% valuation allowances, non-deductible losses on sales of businesses and assets held for sale, by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries, and by tax expense related to the true-up of our December 31, 2017 tax reform estimates as permitted by SEC Staff issued Accounting Bulletin No. 118 (“SAB 118”).
Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act legislated many new tax provisions which have impacted our operations. At December 31, 2017, provisional amounts were recorded as permitted by SAB 118. The impact of the Tax Act as required by SAB 118, resulted in a tax expense of $13.4 in 2018, which was primarily attributable to our estimate of the tax imposed on the deemed repatriation of unremitted foreign earnings.
The Tax Act imposed a new tax on certain foreign earnings generated in 2018 and forward. These global intangible low-taxed income ("GILTI") tax rules are complex. U.S. GAAP allowed us to choose an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. The Company elected to account for the GILTI tax as a current expense.
In 2017, our effective income tax rate of 32.3% was positively impacted by a net benefit of $36.0 as a result of the Tax Act as well as excess tax benefits on employee share-based payments, partially offset by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
The components of deferred tax assets and liabilities are listed below.

	December 31,
	2019	2018
Postretirement/post-employment benefits	$16.7	$17.9
Deferred compensation	99.5	99.8
Pension costs	23.7	22.2
Basis differences in fixed assets	(75.3)	(71.7)
Rent	—	27.3
Interest	45.5	48.8
Accruals and reserves	19.4	21.0
Allowance for doubtful accounts	6.5	7.4
Basis differences in intangible assets	(321.0)	(302.7)
Investments in equity securities	0.3	1.2
Operating lease right-of-use assets	(335.2)	—
Operating lease liabilities	361.4	—
Tax loss/tax credit carry forwards	297.1	345.6
Prepaid expenses	(6.7)	(6.3)
Deferred revenue	(21.7)	(26.8)
Unremitted foreign earnings	(1.3)	(9.5)
Other	44.5	38.2
Total deferred tax assets, net	153.4	212.4
Valuation allowance	(164.2)	(211.0)
Net deferred tax (liabilities) assets	$(10.8)	$1.4

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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2019	2018	2017
Balance at beginning of period	$211.0	$243.0	$255.6
Reversed to costs and expenses	(24.9)	(28.0)	(4.6)
(Reversed) charged to gross tax assets and other accounts [1]	(19.8)	5.1	(27.3)
Foreign currency translation	(2.1)	(9.1)	19.3
Balance at end of period	$164.2	$211.0	$243.0

1	Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2019, 2018, and 2017, amounts reversed to costs and expenses primarily related to decreases in valuation allowances in Continental Europe for existing deferred tax assets.
As of December 31, 2019, there were $1,044.1 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $939.0 have unlimited carryforward periods and $105.1 have expiration periods from 2020 to 2040. As of December 31, 2019, the Company also had $25.6 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2020 and 2040.
As of December 31, 2019 and 2018, we had $1,199.7 and $1,079.1, respectively, of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. It is not practicable to determine the deferred tax on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution and foreign withholding taxes. During the third quarter ended September 30, 2018, as a result of our increased debt and associated servicing commitments in connection with the Acxiom acquisition that was consummated on October 1, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $435.0 of undistributed foreign earnings from certain international entities were no longer subject to the permanent reinvestment assertion. We recorded a tax expense of $10.8 in 2018 representing our estimate of the tax costs associated with this change to our assertion. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments.
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2019	2018	2017
Balance at beginning of period	$335.4	$271.9	$246.7
Increases as a result of tax positions taken during a prior year	22.7	65.9	6.3
Decreases as a result of tax positions taken during a prior year	(25.8)	(10.8)	(8.1)
Settlements with taxing authorities	(8.1)	(6.5)	(0.8)
Lapse of statutes of limitation	(0.6)	(1.7)	(3.3)
Increases as a result of tax positions taken during the current year	21.7	16.6	31.1
Balance at end of period	$345.3	$335.4	$271.9

Included in the total amount of unrecognized tax benefits of $345.3 as of December 31, 2019, is $296.4 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2019 and 2018 is $39.6 and $42.4, respectively, of which a benefit of $2.8 and a detriment of $14.5 is included in our 2019 and 2018 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2017	$(585.3)	$(6.8)	$(235.7)	$(827.8)
Other comprehensive (loss) income before reclassifications	(146.8)	0.0	11.4	(135.4)
Amount reclassified from accumulated other comprehensive loss, net of tax	15.7	1.5	4.9	22.1
Balance as of December 31, 2018	$(716.4)	$(5.3)	$(219.4)	$(941.1)
Other comprehensive income (loss) before reclassifications	12.0	0.0	(14.7)	(2.7)
Amount reclassified from accumulated other comprehensive loss, net of tax	6.7	1.8	5.3	13.8
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2019	2018	2017
Foreign currency translation adjustments [1]	$6.7	$15.7	$1.1	Other expense, net
Gains on available-for-sale securities	0.0	0.0	(0.7)	Other expense, net
Losses on derivative instruments	2.3	2.2	2.1	Interest expense
Amortization of defined benefit pension and postretirement plans items	6.7	6.5	13.7	Other expense, net
Tax effect	(1.9)	(2.3)	(2.1)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$13.8	$22.1	$14.1

1	These foreign currency translation adjustments are primarily a result of the sales of businesses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 11:  Restructuring Charges
In the first quarter of 2019, the Company implemented a cost initiative (the "2019 Plan") to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018, the components of which are listed below.

	Years ended December 31,
	2019	2018	2017
Severance and termination costs	$22.0	$0.0	$0.0
Lease restructuring costs	11.9	0.0	(0.4)
Total restructuring charges	$33.9	$0.0	$(0.4)

Net restructuring charges were comprised of $27.6 at IAN and $5.6 at CMG for the year ended December 31, 2019. All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions substantially completed by the end of the second quarter of 2019 and we don't expect any further restructuring adjustments.
During the year ended December 31, 2019, severance and termination costs related to a planned reduction in workforces of 627 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel. Cash payments of $20.4 were made during the year ended December 31, 2019, with the remaining liability of $1.6 expected to be paid by the end of the first quarter of 2020.
Lease impairment costs relate to the office spaces that were vacated as part of the 2019 Plan, which includes impairment on the right-of-use asset of operating leases, furniture, and leasehold improvements. Given the remaining lease terms involved, the lease obligation will be paid out over a period of several years, net of sublease income.

Note 12:  Incentive Compensation Plans
2019 & 2014 Performance Incentive Plan
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2019, our shareholders approved the 2019 Performance Incentive Plan (the “2019 PIP”), replacing the 2014 Performance Incentive Plan (the “2014 PIP”) and previous incentive plans. The number of shares of common stock initially available for grants of all equity awards under the 2019 PIP is 27.0. Pursuant to the terms of the 2019 PIP, the number of shares that may be awarded to any one participant for any stock based awards is limited to 2.0. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.
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

	Years ended December 31,
	2019	2018	2017
Stock-settled awards	$33.5	$24.7	$20.5
Cash-settled awards	0.8	0.6	1.0
Performance-based awards	46.7	57.5	61.5
Employee stock purchase plan	1.1	0.9	1.0
Other [1]	0.6	0.9	0.5
Stock-based compensation expense	$82.7	$84.6	$84.5
Tax benefit	$20.0	$20.4	$30.4

1	Represents charges recorded for severance expense related to stock-based compensation awards.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years after the grant date (or earlier in the case of certain terminations of employment). There were no stock options granted during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, all stock options granted were fully vested and exercisable.
The following table summarizes our stock option activity during 2019.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2019	1.8	$10.66
Exercised	(0.6)	$7.38
Stock options outstanding as of December 31, 2019	1.2	$12.26	2.7	$12.9

There were 0.6, 1.9 and 1.1 stock options exercised in 2019, 2018 and 2017, respectively. The total intrinsic value of stock options exercised during 2019, 2018 and 2017 was $9.1, $27.9 and $15.1, respectively. The cash received from the stock options exercised in 2019, 2018 and 2017 was $8.3, $29.0 and $20.0, which included taxes withheld of $4.0, $13.3, and $6.8, respectively.

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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2019 and 2018.

	Years ended December 31,
	2019	2018	2017
Stock-Settled Awards:
Awards granted	2.5	2.1	0.8
Weighted-average grant-date fair value (per award)	$22.78	$23.60	$24.18
Total fair value of vested awards distributed	$15.2	$24.2	$22.6
Cash-Settled Awards:
Awards granted	0.0	0.1	0.0
Weighted-average grant-date fair value (per award)	$22.83	$23.62	$23.33
Total fair value of vested awards distributed	$0.9	$0.8	$0.9
Performance-Based Awards:
Awards granted	2.1	2.9	4.8
Weighted-average grant-date fair value (per award)	$20.16	$21.13	$20.06
Total fair value of vested awards distributed	$64.9	$87.2	$112.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

In conjunction with common stock dividends declared in 2019 and 2018, we accrued dividends of $4.2 and $2.4, respectively, on non-vested stock-settled awards and paid dividends of $1.2 and $1.5 for stock-settled awards that vested during 2019 and 2018, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2019 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2019	3.1	$23.51	0.1	$23.47	7.0	$21.10
Granted	2.5	22.78	0.0	22.83	2.1	20.16
Vested	(0.7)	22.78	0.0	23.53	(2.9)	19.93
Forfeited	(0.2)	23.42	0.0	22.84	(0.6)	21.01
Non-vested as of December 31, 2019	4.7	$23.21	0.1	$23.20	5.6	$21.36
Total unrecognized compensation expense remaining	$56.0		$1.2		$45.7
Weighted-average years expected to be recognized over	1.6		1.5		1.7

In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2019, which resulted in a forfeiture rate slightly less than prior years.

2009 Restricted Cash Plan
In March 2009, the Compensation Committee approved the Interpublic Restricted Cash Plan (the “Cash Plan”). Under the Cash Plan, the Board, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive cash-settled awards. Cash awards, when granted, have a service-period vesting condition and generally vest in three years.

Cash Awards
During the years ended December 31, 2019, 2018 and 2017, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $22.3, $20.9 and $2.8, respectively. For those same years, we recognized $15.6, $7.0 and $2.5, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2019, 2018 and 2017, the Compensation Committee granted performance awards to be settled in cash under the 2019 PIP with a total target value of $40.7, $39.9, and $38.4, respectively. For those same years, we recognized $39.9, $37.6 and $35.3, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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

Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of approximately 10.0 shares are reserved for issuance under the ESPP, of which 1.1 shares have been issued since the inception of the ESPP through December 31, 2019.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2019 as compared to the prior year.
The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2019				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$786.0	$0.0	$0.0	$786.0	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$114.1	$114.1	Accrued liabilities and Other non-current liabilities

	December 31, 2018				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$132.1	$0.0	$0.0	$132.1	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$148.4	$148.4	Accrued liabilities and Other non-current liabilities

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $34.3 from December 31, 2018 to December 31, 2019 is primarily due to payments and a reclassification from an arrangement during the second quarter of 2019. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,520.0	$45.5	$3,565.5

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

Note 14:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 3,200 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,500 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

	2019	2018	2019	2018	2019	2018
Benefit Obligation
Projected benefit obligation as of January 1	$115.4	$125.4	$496.0	$582.3	$27.7	$31.8
Service cost	0.0	0.0	4.8	5.4	0.0	0.0
Interest cost	4.8	4.5	12.4	13.1	1.2	1.1
Benefits paid	(9.2)	(9.5)	(27.8)	(27.4)	(5.4)	(5.9)
Plan participant contributions	0.0	0.0	0.0	0.1	2.0	1.8
Actuarial losses (gains)	5.9	(5.0)	42.7	(47.6)	1.7	(1.1)
Settlements and curtailments	0.0	0.0	(0.7)	(5.8)	0.0	0.0
Foreign currency effect	0.0	0.0	13.8	(26.4)	0.0	0.0
Other	0.0	0.0	0.0	2.3	0.0	0.0

Projected benefit obligation as of December 31	$116.9	$115.4	$541.2	$496.0	$27.2	$27.7

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$89.8	$98.8	$363.9	$404.2	$0.0	$0.0
Actual return on plan assets	16.1	(8.1)	42.0	(8.0)	0.0	0.0
Employer contributions	2.4	8.6	18.0	19.1	3.4	4.1
Plan participant contributions	0.0	0.0	0.0	0.1	2.0	1.8
Benefits paid	(9.2)	(9.5)	(27.8)	(27.4)	(5.4)	(5.9)
Settlements	0.0	0.0	0.0	(4.6)	0.0	0.0
Foreign currency effect	0.0	0.0	13.4	(21.1)	0.0	0.0
Other	0.0	0.0	0.0	1.6	0.0	0.0

Fair value of plan assets as of December 31	$99.1	$89.8	$409.5	$363.9	$0.0	$0.0

Funded status of the plans at December 31	$(17.8)	$(25.6)	$(131.7)	$(132.1)	$(27.2)	$(27.7)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2019	2018	2019	2018	2019	2018
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$10.1	$8.6	$0.0	$0.0
Current liability	0.0	0.0	(5.8)	(6.2)	(2.7)	(2.9)
Non-current liability	(17.8)	(25.6)	(136.0)	(134.5)	(24.5)	(24.8)

Net liability recognized	$(17.8)	$(25.6)	$(131.7)	$(132.1)	$(27.2)	$(27.7)

Accumulated benefit obligation	$116.9	$115.4	$538.6	$493.2

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$54.2	$60.4	$183.2	$165.6	$4.7	$3.1
Prior service cost (credit)	0.0	0.0	1.1	1.2	(0.1)	(0.3)

Total amount recognized	$54.2	$60.4	$184.3	$166.8	$4.6	$2.8

Actuarial losses of $5.9 for the Domestic Pension Plan are attributed to a decrease in the discount rate from 4.35% as of December 31, 2018 to 3.35% as of December 31, 2019, offset by changes in the mortality assumption and demographic experience.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Actuarial losses of $42.7 for the foreign pension plans are attributed to a decrease in the weighted-average discount rate from 2.61% as of December 31, 2018 to 1.84% as of December 31, 2019 offset by changes in demographic experience.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2019	2018	2019	2018
Pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$116.9	$115.4	$534.6	$491.2
Aggregate accumulated benefit obligation	116.9	115.4	533.5	489.9
Aggregate fair value of plan assets	99.1	89.8	392.7	350.5
Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$0.0	$0.0	$0.0	$4.8	$5.4	$4.9	$0.0	$0.0	$0.0
Interest cost	4.8	4.5	5.1	12.4	13.1	13.5	1.2	1.1	1.3
Expected return on plan assets	(5.9)	(6.6)	(6.2)	(17.4)	(18.8)	(17.7)	0.0	0.0	0.0
Settlement and curtailment (gains) losses	0.0	0.0	0.0	0.0	(1.0)	6.8	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.1	0.1	(0.2)	(0.2)	(0.2)
Net actuarial losses	1.9	1.6	1.5	4.8	5.9	5.5	0.1	0.1	0.0
Net periodic cost	$0.8	$(0.5)	$0.4	$4.7	$4.7	$13.1	$1.1	$1.0	$1.1
Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017

Net periodic cost
Discount rate	4.35%	3.70%	4.20%	2.61%	2.36%	2.52%	4.30%	3.65%	4.05%
Rate of compensation increase	N/A	N/A	N/A	2.58%	2.37%	2.36%	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.00%	4.76%	4.70%	4.66%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.44%	1.31%	1.29%	N/A	N/A	N/A

Benefit obligation
Discount rate	3.35%	4.35%	3.70%	1.84%	2.61%	2.36%	3.25%	4.30%	3.65%
Rate of compensation increase	N/A	N/A	N/A	2.51%	2.58%	2.37%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.37%	1.44%	1.31%	N/A	N/A	N/A

Health care cost trend rate assumed for next year
Initial rate (weighted-average)							7.00%	6.25%	6.50%
Year ultimate rate is reached							2028	2024	2024
Ultimate rate							5.00%	5.00%	5.00%

Discount Rates – At December 31, 2019, 2018 and 2017, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed,

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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
Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 13 for a description of the fair value hierarchy.

	December 31, 2019				December 31, 2018
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$18.0	$0.0	$0.0	$18.0	$13.0	$0.0	$0.0	$13.0
Limited partnerships	0.0	0.0	25.6	25.6	0.0	0.0	25.6	25.6
Fixed income securities	19.6	0.0	0.0	19.6	23.1	0.0	0.0	23.1
Insurance contracts	0.0	5.5	0.0	5.5	0.0	5.8	0.0	5.8
Other	27.8	0.0	0.0	27.8	20.0	0.0	0.0	20.0
Total plan assets, subject to leveling	$65.4	$5.5	$25.6	$96.5	$56.1	$5.8	$25.6	$87.5
Plan assets measured at net asset value
Other investments measured at net asset value [1]				412.1				366.2
Total plan assets				$508.6				$453.7

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

	Years ended December 31,
Plan assets subject to fair value hierarchy, Level 3	2019	2018
Balance at beginning of period	$25.6	$29.5
Actual return on plan assets	0.0	(3.9)
Balance at end of period	$25.6	$25.6

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2019, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2020 Target Allocation	2019	2018
Alternative investments [1]	25%	25%	26%
Equity securities	25%	25%	22%
Fixed income securities	20%	19%	21%
Liability driven investments [2]	14%	14%	16%
Real estate	9%	9%	6%
Other	7%	8%	9%
Total	100%	100%	100%

1	Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.

2	Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2019, we contributed $2.4 and $18.0 of cash to our domestic and foreign pension plans, respectively. For 2020, we expect to contribute approximately $3.0 and $18.0 of cash to our domestic and foreign pension plans, respectively.
The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2020	$14.6	$21.7	$2.7
2021	8.0	19.8	2.6
2022	8.1	21.0	2.4
2023	7.6	21.9	2.2
2024	7.5	22.7	2.1
2025 - 2029	34.6	116.7	8.8

The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.3 in any individual year.
Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2019, 2018 and 2017 were $61.2, $52.6 and $47.2, respectively. Expenses include a discretionary Company contribution of $8.1, $6.7 and $3.6 offset by participant forfeitures of $5.6, $5.8 and $4.6 in 2019, 2018 and 2017, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $54.5, $51.3 and $47.4 to these plans in 2019, 2018 and 2017, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation and benefit arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. These arrangements may provide participants with the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service, attaining a certain age or upon retirement or termination.  As of December 31, 2019 and 2018,

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

the deferred compensation and deferred benefit liability balance was $197.5 and $196.2, respectively.  Amounts expensed for deferred compensation and benefit arrangements in 2019, 2018 and 2017 were $19.4, $10.0 and $18.5, respectively.
We have purchased life insurance policies on participants' lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2019 and 2018, the cash surrender value of these policies was $178.2 and $177.3, respectively.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2019 and 2018. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $5.5 and $5.9 as of December 31, 2019 and 2018, respectively.

Note 15:  Segment Information
As of December 31, 2019, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, Media, Data and Technology which includes IPG Mediabrands and Acxiom, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the "Corporate and other" group.
Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a range of solutions for our clients. Our digital specialist agencies, including R/GA and Huge, provide digital capabilities and serve as key digital partners. In addition, our domestic integrated agencies, including Hill Holliday, Deutsch, Carmichael Lynch and Tierney, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. Media, Data and Technology offerings provide strategic media planning and buying services as well as data management and leading marketing technology services. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.
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
Beginning in the first quarter of 2019, Acxiom's results are presented in IAN and the profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is segment EBITA. All segments follow the same accounting policies as those described in Note 1.
Corporate and other is primarily comprised of selling, general and administrative expenses. Selling, general and administrative expenses includes corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following tables.

	Years ended December 31,
	2019	2018	2017
Total Revenue:
IAN	$8,026.4	$7,556.1	$7,009.6
CMG	2,194.9	2,158.3	2,038.0
Total	$10,221.3	$9,714.4	$9,047.6

Net revenue:
IAN	$7,348.2	$6,767.5	$6,266.7
CMG	1,276.9	1,264.1	1,206.8
Total	$8,625.1	$8,031.6	$7,473.5

Segment EBITA:
IAN	$1,110.4	$1,042.1	$891.7
CMG	163.4	180.3	194.4
Corporate and other	(101.8)	(176.0)	(126.6)
Total	$1,172.0	$1,046.4	$959.5

Amortization of acquired intangibles:
IAN	$81.6	$32.3	$16.6
CMG	4.4	5.3	4.5
Corporate and other	0.0	0.0	0.0
Total	$86.0	$37.6	$21.1

Depreciation and amortization [1]:
IAN	$166.0	$136.8	$108.9
CMG	19.2	19.0	19.0
Corporate and other	7.3	9.5	8.1
Total	$192.5	$165.3	$136.0

Capital expenditures:
IAN	$161.8	$143.9	$112.0
CMG	13.3	13.0	17.7
Corporate and other	23.4	20.2	26.2
Total	$198.5	$177.1	$155.9

1 Excludes amortization of acquired intangibles.

	December 31,
	2019	2018
Total assets:
IAN	$15,170.3	$13,867.9
CMG	1,710.4	1,516.7
Corporate and other	871.2	235.7
Total	$17,751.9	$15,620.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Years ended December 31,
	2019	2018	2017
IAN EBITA	$1,110.4	$1,042.1	$891.7
CMG EBITA	163.4	180.3	194.4
Corporate and other EBITA	(101.8)	(176.0)	(126.6)
Less: consolidated amortization of acquired intangibles	86.0	37.6	21.1
Operating income	1,086.0	1,008.8	938.4
Total (expenses) and other income	(207.7)	(170.8)	(97.6)
Income before income taxes	$878.3	$838.0	$840.8

Long-lived assets, including operating lease right-of-use assets and excluding intangible assets, are presented by major geographic area in the following table.

	Long-Lived Assets
	December 31,
	2019	2018
Domestic	$2,080.4	$892.9
International:
United Kingdom	167.6	57.9
Continental Europe	149.7	57.9
Asia Pacific	240.9	121.7
Latin America	74.8	43.6
Other	130.4	45.7
Total International	763.4	326.8
Total Consolidated	$2,843.8	$1,219.7

Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 16:  Commitments and Contingencies

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of December 31, 2019 and 2018, the amount of parent company guarantees on lease obligations was $739.1 and $824.5, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $293.8 and $349.1, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $207.7 and $207.8, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2019, there were no material assets pledged as security for such parent company guarantees.

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter	Total
Deferred acquisition payments	$45.7	$30.4	$7.4	$4.4	$2.4	$0.0	$90.3
Redeemable noncontrolling interests and call options with affiliates [1]	26.2	37.9	32.4	6.2	2.5	0.2	105.4
Total contingent acquisition payments	$71.9	$68.3	$39.8	$10.6	$4.9	$0.2	$195.7

1
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

exercisable at the discretion of the noncontrolling equity owners as of December 31, 2019. These estimated payments of $21.5 are included within the total payments expected to be made in 2020, and will continue to be carried forward into 2021 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.
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

Note 17:  Recent Accounting Standards
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
Current Expected Credit Losses
In June 2016, the FASB issued amended guidance on the accounting for credit losses on certain types of financial instruments, including trade receivables. The new model uses a forward-looking expected loss method, as opposed to the incurred loss method in current U.S. GAAP, which will generally result in earlier recognition of allowances for losses. This amended guidance is effective beginning January 1, 2020. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
Fair Value Measurement Disclosures
In August 2018, the FASB issued amended disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This amended guidance is effective beginning January 1, 2020. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
Income Taxes
In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes by removing certain exceptions and amending certain sections of existing guidance under ASC 740. This amended guidance is effective January 1, 2021 with early adoption permitted as early as January 1, 2020. We are currently assessing the impact the adoption of the amended guidance will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 18:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Revenue:
Net revenue	$2,004.8	$1,774.0	$2,125.9	$1,948.2	$2,061.4	$1,895.7	$2,433.0	$2,413.7
Billable expenses	356.4	395.1	394.3	443.6	376.7	401.8	468.8	442.3
Total Revenue	2,361.2	2,169.1	2,520.2	2,391.8	2,438.1	2,297.5	2,901.8	2,856.0

Operating Expenses:
Salaries and related expenses	1,421.1	1,330.3	1,381.2	1,292.9	1,334.4	1,251.4	1,432.1	1,423.7
Office and other direct expenses	389.2	323.8	387.3	333.3	367.9	317.0	419.7	381.0
Billable expenses	356.4	395.1	394.3	443.6	376.7	401.8	468.8	442.3
Cost of services	2,166.7	2,049.2	2,162.8	2,069.8	2,079.0	1,970.2	2,320.6	2,247.0
Selling, general and administrative expenses [1]	41.4	35.1	18.1	28.8	9.8	21.6	24.5	81.0
Depreciation and amortization	71.1	46.0	73.0	44.0	69.0	44.0	65.4	68.9
Restructuring Charges [2]	31.8	0.0	2.1	0.0	0.0	0.0	0.0	0.0
Total operating expenses	2,311.0	2,130.3	2,256.0	2,142.6	2,157.8	2,035.8	2,410.5	2,396.9
Operating income	50.2	38.8	264.2	249.2	280.3	261.7	491.3	459.1
Other (expense) income, net [3]	(6.9)	(24.4)	(3.8)	(16.3)	(7.4)	(15.3)	(24.8)	(13.6)
Total (expenses) and other income	(48.9)	(40.3)	(47.7)	(37.7)	(47.6)	(37.6)	(63.5)	(55.2)
Provision for income taxes [4]	10.5	12.7	43.6	63.6	64.6	60.7	86.1	62.2
Net (loss) income	(9.5)	(16.1)	172.8	147.8	168.4	163.5	342.2	342.5
Net (loss) income available to IPG common stockholders	$(8.0)	$(14.1)	$169.5	$145.8	$165.6	$161.0	$328.9	$326.2
(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.02)	$(0.04)	$0.44	$0.38	$0.43	$0.42	$0.85	$0.85
Diluted	$(0.02)	$(0.04)	$0.43	$0.37	$0.42	$0.41	$0.84	$0.84
Dividends declared per common share	$0.235	$0.210	$0.235	$0.210	$0.235	$0.210	$0.235	$0.210

1
The three months ended June 30, September 30 and December 31, 2018 included transaction costs of $1.4, $11.0, and $22.6, respectively, related to the acquisition of Acxiom. See "Acquisitions" Note 6 for further information.

2	The three months ended March 31, 2019 and June 30, 2019 included restructuring charges of $31.8 and $2.1, respectively. See "Restructuring Charges" Note 11 for further information.

3
The three months ended March 31, June 30, September 30 and December 31, 2019 included pre-tax net losses of $8.6, $3.2, $7.7, and $23.9, respectively, on sales of businesses. The three months ended March 31, June 30, September 30 and December 31, 2018 included pre-tax net losses of $24.4, $19.8, $5.8, and $11.9, respectively, on sales of businesses.

4
The three months ended June 30 and December 31, 2019 included a tax benefit of $13.9 related to the settlement of certain tax positions and $25.3 related to valuation allowance reversals, respectively. The three months ended December 31, 2018 included a tax benefit of $23.4 related to various discrete tax items.

Note 19:  Subsequent Events
We announced on February 12, 2020 that our Board had declared a common stock cash dividend of $0.255 per share, payable on March 16, 2020 to holders of record as of the close of business on March 2, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2019. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2019, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Committees of the Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2020 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”
New York Stock Exchange Certification
In 2019, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2019, which is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	11,542,945	$12.26	36,045,173

1
Included a total of 1,186,217 outstanding stock options granted under the 2009 Performance Incentive Plan (the “2009 Plan"). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.

2
Included a total of 5,553,098 shares of Common Stock representing the target number of shares issuable under the 2014 Performance Incentive Plan (the “2014 Plan”) following the completion of the 2017-2019 performance period, the 2018-2020 performance period, and the 2019-2021 performance period, respectively.

3	Included a total of 4,717,130 shares of Common Stock issuable pursuant to restricted share unit awards granted under the 2014 Plan, which are settled in shares of Common Stock.

4
Included a total of 86,500 shares of Common Stock issuable pursuant to restricted share units awards granted under the 2009 Non-Management Directors’ Stock Incentive Plan, which are settled in shares of Common Stock.

5
Included (i) 27,153,156 shares of Common Stock available for issuance under the shares of Common Stock available for issuance under the 2019 Performance Incentive Plan and (ii) 8,892,017 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016).

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
All financial statement schedules are omitted because they are either not applicable or the required information is otherwise provided.

3. Exhibits:
All exhibits, including management contracts and compensatory plans or arrangements, required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Exhibit Index of this Report on Form 10-K. The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

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

4(vi)	Description of Registered Securities

10(i)(A)
Amended and Restated Credit Agreement, dated as of November 1, 2019, among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, N.A., as administrative agent. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2019.

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

Exhibit No.	Description
10(iii)(A)(4)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(5)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(6)
The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

10(iii)(A)(7)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(8)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated August 29, 2013 is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(9)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(10)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(ii) Andrew Bonzani

10(iii)(A)(11)
Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(12)
Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(13)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(14)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(15)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(iii) Christopher Carroll

10(iii)(A)(16)
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

10(iii)(A)(19)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

Exhibit No.	Description
10(iii)(A)(20)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(21)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(iv) Ellen Johnson

10(iii)(A)(22)
Employment Agreement between the Registrant and Ellen Johnson dated as of April 1, 2004, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(23)
Supplemental Employment Agreement between the Registrant and Ellen Johnson dated September 22, 2004, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(24)
Amendment to Employment Agreement between the Registrant and Ellen Johnson dated as of March 4, 2008, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(25)
Executive Change of Control Agreement between the Registrant and Ellen Johnson dated as of May 27, 2010, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(26)
Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated August 29, 2013, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(27)
Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated October 26, 2016, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(28)
Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*.

(iv) Philippe Krakowsky

10(iii)(A)(29)
Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(30)
Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(31)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(32)
Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(33)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(34)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(35)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

Exhibit No.	Description
10(iii)(A)(36)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(37)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(v) Frank Mergenthaler

10(iii)(A)(38)
Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(39)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(40)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(41)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(42)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Frank Mergenthaler, dated August 29, 2013 is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(43)
Extension of Existing Executive Change of Control Agreement by and between the Registrant and Frank Mergenthaler, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(44)
Transition Agreement, dated as of June 11, 2019, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2019*

Compensation Plans and Arrangements:

10(iii)(A)(45)
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

10(iii)(A)(51)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10(iii)(A)(52)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

Exhibit No.	Description

10(iii)(A)(53)	2014 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(60) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(54)
2014 PIP Restricted Stock Unit Award Agreement (updated 2018), is incorporated by reference to Exhibit 10(iii)(A)(46) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(55)
2014 PIP Restricted Stock Unit Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(47) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(56)	2014 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(57)	2014 PIP Performance Share Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(48) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(58)	2014 PIP Performance Share Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(59)	2014 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(60)	2014 PIP Performance Cash Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(61)	2014 PIP Performance Cash Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(53) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(62)	The Interpublic Group 2019 Performance Incentive Plan (the “2019 PIP”). *

10(iii)(A)(63)	2019 PIP Restricted Stock Award Agreement.*

10(iii)(A)(64)	2019 PIP Restricted Stock Unit Award Agreement.*

10(iii)(A)(65)	2019 PIP Restricted Stock Unit Award Agreement (version2).*

10(iii)(A)(66)	2019 PIP Performance Share Award Agreement.*

10(iii)(A)(67)	2019 PIP Performance Share Award Agreement (version 2).*

10(iii)(A)(68)	2019 PIP Performance Cash Award Agreement.*

10(iii)(A)(69)	2019 PIP Performance Cash Award Agreement (version 2).*

10(iii)(A)(70)
The Restricted Cash Plan, as Amended and Restated as of May 18, 2009 is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(71)	Restricted Cash Award Agreement.*

10(iii)(A)(72)	The Interpublic Senior Executive Incentive Plan is incorporated by reference to Exhibit 10(iii)(a)(7) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(73)	The Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the SEC on December 21, 2015.*

10(iii)(A)(74)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(75)
The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

10(iii)(A)(76)
The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description
10(iii)(A)(77)
Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(78)
Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(79)
The Interpublic Senior Executive Retirement Income Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(80)
The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(81)
Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(82)
Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(83)
The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(84)
Description of Changes to the Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.*

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2019. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

*	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Michael I. Roth
Michael I. Roth Chairman of the Board and Chief Executive Officer
Date: February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
Michael I. Roth

/s/ Ellen Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2020
Ellen Johnson

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 21, 2020
Jocelyn Carter-Miller

/s/ H. John Greeniaus	Director	February 21, 2020
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 21, 2020
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 21, 2020
Dawn Hudson

/s/ William T. Kerr	Director	February 21, 2020
William T. Kerr

/s/ Henry S. Miller	Director	February 21, 2020
Henry S. Miller

/s/ Jonathan F. Miller	Director	February 21, 2020
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 21, 2020
Patrick Q. Moore

/s/ Linda S. Sanford	Director	February 21, 2020
Linda Sanford

/s/ David M. Thomas	Director	February 21, 2020
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 21, 2020
E. Lee Wyatt Jr.