Form 10-Q
period 2020-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2020-04-23
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares of the registrant’s common stock outstanding as of April 15, 2020 was 389,613,926.

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

•
the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
REVENUE:
Net revenue	$1,972.1	$2,004.8
Billable expenses	387.7	356.4
Total revenue	2,359.8	2,361.2

OPERATING EXPENSES:
Salaries and related expenses	1,422.8	1,421.1
Office and other direct expenses	378.2	389.2
Billable expenses	387.7	356.4
Cost of services	2,188.7	2,166.7
Selling, general and administrative expenses	22.4	41.4
Depreciation and amortization	72.8	71.1
Restructuring charges	0.0	31.8
Total operating expenses	2,283.9	2,311.0

OPERATING INCOME	75.9	50.2

EXPENSES AND OTHER INCOME:
Interest expense	(44.8)	(49.8)
Interest income	10.7	7.8
Other expense, net	(21.8)	(6.9)
Total (expenses) and other income	(55.9)	(48.9)

Income before income taxes	20.0	1.3
Provision for income taxes	17.2	10.5
Income (Loss) of consolidated companies	2.8	(9.2)
Equity in net loss of unconsolidated affiliates	(0.2)	(0.3)
NET INCOME (LOSS)	2.6	(9.5)
Net loss attributable to noncontrolling interests	2.1	1.5
NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$4.7	$(8.0)

Earnings (Loss) per share available to IPG common stockholders:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted-average number of common shares outstanding:
Basic	387.7	384.5
Diluted	391.7	384.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
NET INCOME (LOSS)	$2.6	$(9.5)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(147.6)	8.3
Reclassification adjustments recognized in net income (loss)	(3.6)	1.2
	(151.2)	9.5

Derivative instruments:
Changes in fair value of derivative instruments	(0.4)	0.0
Recognition of previously unrealized losses in net income (loss)	0.6	0.6
Income tax effect	(0.1)	(0.1)
	0.1	0.5

Defined benefit pension and other postretirement plans:
Amortization of unrecognized losses, transition obligation and prior service cost included in net income (loss)	1.9	1.7
Other	(1.3)	(0.3)
Income tax effect	(0.3)	(0.1)
	0.3	1.3
Other comprehensive (loss) income, net of tax	(150.8)	11.3
TOTAL COMPREHENSIVE (LOSS) INCOME	(148.2)	1.8
Less: comprehensive loss attributable to noncontrolling interests	(4.2)	(1.6)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO IPG	$(144.0)	$3.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$1,554.0	$1,192.2
Accounts receivable, net of allowance of $67.0 and $40.2, respectively	3,661.5	5,209.2
Accounts receivable, billable to clients	1,914.0	1,934.1
Assets held for sale	17.4	22.8
Other current assets	449.8	412.4
Total current assets	7,596.7	8,770.7
Property and equipment, net of accumulated depreciation and amortization of $1,136.1 and $1,116.4, respectively	752.8	778.1
Deferred income taxes	270.7	252.1
Goodwill	4,826.5	4,894.4
Other intangible assets	990.7	1,014.3
Operating lease right-of-use assets	1,525.4	1,574.4
Other non-current assets	466.1	467.9
TOTAL ASSETS	$16,428.9	$17,751.9

LIABILITIES:
Accounts payable	$5,559.5	$7,205.4
Accrued liabilities	539.5	742.8
Contract liabilities	571.5	585.6
Short-term borrowings	310.1	52.4
Current portion of long-term debt	502.5	502.0
Current portion of operating leases	257.4	267.2
Liabilities held for sale	55.4	65.0
Total current liabilities	7,795.9	9,420.4
Long-term debt	3,410.9	2,771.9
Non-current operating leases	1,386.7	1,429.6
Deferred compensation	372.8	425.0
Other non-current liabilities	732.6	714.7
TOTAL LIABILITIES	13,698.9	14,761.6

Redeemable noncontrolling interests (see Note 5)	154.8	164.7

STOCKHOLDERS’ EQUITY:
Common stock	38.9	38.7
Additional paid-in capital	981.2	977.3
Retained earnings	2,591.1	2,689.9
Accumulated other comprehensive loss, net of tax	(1,078.7)	(930.0)
Total IPG stockholders’ equity	2,532.5	2,775.9
Noncontrolling interests	42.7	49.7
TOTAL STOCKHOLDERS’ EQUITY	2,575.2	2,825.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,428.9	$17,751.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions) (Unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2.6	$(9.5)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	72.8	71.1
Provision for uncollectible receivables	22.6	3.4
Amortization of restricted stock and other non-cash compensation	23.2	28.2
Net amortization of bond discounts and deferred financing costs	2.3	2.3
Deferred income tax provision	(11.2)	(31.0)
Net losses on sales of businesses	23.3	8.6
Other	1.2	13.1
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,343.5	1,088.4
Accounts receivable, billable to clients	(40.7)	(175.2)
Other current assets	(57.5)	(79.4)
Accounts payable	(1,466.9)	(961.3)
Accrued liabilities	(158.8)	(77.5)
Contract liabilities	8.8	39.2
Other non-current assets and liabilities	(42.3)	(13.9)
Net cash used in operating activities	(277.1)	(93.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44.6)	(32.8)
Acquisitions, net of cash acquired	(1.3)	0.0
Other investing activities	(14.9)	2.1
Net cash used in investing activities	(60.8)	(30.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	646.2	0.0
Net increase in short-term borrowings	247.8	201.0
Exercise of stock options	0.0	0.6
Common stock dividends	(100.0)	(90.6)
Tax payments for employee shares withheld	(19.1)	(21.2)
Acquisition-related payments	(18.6)	0.0
Distributions to noncontrolling interests	(5.6)	(2.5)
Other financing activities	(6.3)	(0.6)
Net cash provided by financing activities	744.4	86.7
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(46.7)	(6.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	359.8	(43.9)
Cash, cash equivalents and restricted cash at beginning of period	1,195.7	677.2
Cash, cash equivalents and restricted cash at end of period	$1,555.5	$633.3
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6
Cumulative effect of accounting change				(6.6)		(6.6)		(6.6)
Net income (loss)				4.7		4.7	(2.1)	2.6
Other comprehensive loss					(148.7)	(148.7)	(2.1)	(150.8)
Reclassifications related to redeemable noncontrolling interests							2.8	2.8
Distributions to noncontrolling interests							(5.6)	(5.6)
Change in redemption value of redeemable noncontrolling interests				3.1		3.1		3.1
Common stock dividends ($0.255 per share)				(100.0)		(100.0)		(100.0)
Stock-based compensation	3.4	0.3	25.1			25.4		25.4
Exercise of stock options	0.0	0.0	0.2			0.2		0.2
Shares withheld for taxes	(0.9)	(0.1)	(21.4)			(21.5)		(21.5)
Balance at March 31, 2020	389.5	$38.9	$981.2	$2,591.1	$(1,078.7)	$2,532.5	$42.7	$2,575.2

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$2,393.2	$39.6	$2,432.8
Cumulative effect of accounting change				2.2		2.2		2.2
Net loss				(8.0)		(8.0)	(1.5)	(9.5)
Other comprehensive income					11.4	11.4	(0.1)	11.3
Reclassifications related to redeemable noncontrolling interests							2.6	2.6
Distributions to noncontrolling interests							(2.5)	(2.5)
Change in redemption value of redeemable noncontrolling interests				0.3		0.3		0.3
Common stock dividends ($0.235 per share)				(90.6)		(90.6)		(90.6)
Stock-based compensation	3.4	0.3	29.8			30.1		30.1
Exercise of stock options	0.0	0.0	0.6			0.6		0.6
Shares withheld for taxes	(0.8)	0.0	(22.0)			(22.0)		(22.0)
Other			(1.0)	(0.9)		(1.9)	1.2	(0.7)
Balance at March 31, 2019	386.2	$38.6	$903.3	$2,303.1	$(929.7)	$2,315.3	$39.3	$2,354.6

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The Company expects the effects of the COVID-19 pandemic to negatively impact its results of operations, cash flows and financial position. The Company’s Consolidated Financial Statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for doubtful accounts.
Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 2:  Revenue
Disaggregation of Revenue
We have two reportable segments as of March 31, 2020: IAN and CMG, as further discussed in Note 10. IAN principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications, marketing services and data management. CMG generates revenue from providing events and public relations services as well as sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended March 31,
Total revenue:	2020	2019
United States	$1,569.6	$1,535.1
International:
United Kingdom	197.1	206.2
Continental Europe	169.8	178.8
Asia Pacific	211.4	232.4
Latin America	86.8	89.3
Other	125.1	119.4
Total International	790.2	826.1
Total Consolidated	$2,359.8	$2,361.2

	Three months ended March 31,
Net revenue:	2020	2019
United States	$1,320.0	$1,314.1
International:
United Kingdom	165.7	170.3
Continental Europe	146.0	156.8
Asia Pacific	158.8	178.0
Latin America	79.3	80.3
Other	102.3	105.3
Total International	652.1	690.7
Total Consolidated	$1,972.1	$2,004.8

IAN	Three months ended March 31,
Total revenue:	2020	2019
United States	$1,193.3	$1,200.1
International	625.5	662.1
Total IAN	$1,818.8	$1,862.2

Net revenue:
United States	$1,111.9	$1,114.2
International	552.6	591.9
Total IAN	$1,664.5	$1,706.1

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CMG	Three months ended March 31,
Total revenue:	2020	2019
United States	$376.3	$335.0
International	164.7	164.0
Total CMG	$541.0	$499.0

Net revenue:
United States	$208.1	$199.9
International	99.5	98.8
Total CMG	$307.6	$298.7

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2020	December 31, 2019
Accounts receivable, net of allowance of $67.0 and $40.2, respectively	$3,661.5	$5,209.2
Accounts receivable, billable to clients	1,914.0	1,934.1
Contract assets	58.3	63.0
Contract liabilities (deferred revenue)	571.5	585.6

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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $715.0 of unsatisfied performance obligations as of March 31, 2020, which will be recognized as services are performed over the remaining contractual terms through 2026.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2020	December 31, 2019

3.50% Senior Notes due 2020 (less unamortized discount and issuance costs of $0.3 and $0.7, respectively)	3.89%	$499.0	$498.5
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.2 and $1.6, respectively)	3.98%	498.2	497.9
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $0.6 and $0.5, respectively)	4.13%	248.9	248.7
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.4 and $1.2, respectively)	4.32%	498.4	498.2
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.4 and $1.7, respectively)	4.24%	497.9	497.8
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.5 and $3.8, respectively)	4.78%	494.7	494.6
4.75% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.8 and $6.2, respectively)	4.92%	640.0	—
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.8 and $5.3, respectively)	5.48%	491.9	491.9
Other notes payable and capitalized leases		44.4	46.3
Total long-term debt		3,913.4	3,273.9
Less: current portion		502.5	502.0
Long-term debt, excluding current portion		$3,410.9	$2,771.9

As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company's long-term debt was $3,989.8 and $3,565.5, respectively. Refer to Note 11 for details.

Debt Transactions
4.75% Senior Notes Due 2030
On March 30, 2020, we issued a total of $650.0 in aggregate principal amount of 4.75% senior unsecured notes (the "4.75% Senior Notes") due March 30, 2030. Upon issuance, the 4.75% Senior Notes were reflected in our unaudited Consolidated Balance Sheets at $640.0, net of discount of $3.8 and net of capitalized debt issuance costs, including commissions and offering expenses of $6.2, both of which will be amortized in interest expense through the maturity date using the effective method. Interest is payable semi-annually in arrears on March 30th and September 30th of each year, commencing on September 30, 2020.
Consistent with our other outstanding debt securities, the newly issued 4.75% Senior Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity. We may redeem the 4.75% Senior Notes at any time in whole, or from time to time in part in accordance with the provisions of the indenture, including the supplemental indenture, under which the 4.75% Senior Notes were issued. Additionally, upon the occurrence of a change of control repurchase event with respect to the 4.75% Senior Notes, each holder of the 4.75% Senior Notes has the right to require the Company to purchase that holder’s 4.75% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, unless the Company has exercised its option to redeem all the 4.75% Senior Notes.
Credit Arrangements
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2020, there were no borrowings under the Credit Agreement; however, we had $8.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.7. We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2020.
364-Day Credit Facility
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the "364-Day Credit Facility") that matures on March 26, 2021. The 364-Day Credit Facility is a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement is based on the Company’s current credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) is 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) is 1.250%, and the facility fee payable on a lender’s revolving commitment is 0.250%. In addition, the 364-Day Credit Facility includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The 364-Day Credit Facility also contains a financial covenant that requires us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility are identical to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect. As of March 31, 2020, there were no borrowings under the 364-Day Credit Facility, and we were in compliance with all of our covenants in the 364-Day Credit Facility.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2020, the Company had uncommitted lines of credit in an aggregate amount of $932.2, under which we had outstanding borrowings of $102.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2020 was $133.3, with a weighted-average interest rate of approximately 3.5%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of March 31, 2020, there was $207.5 of commercial paper outstanding classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding under the program during the first quarter of 2020 was $59.9, with a weighted-average interest rate of 2.8% and a weighted-average maturity of 12 days.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4: Earnings Per Share
The following sets forth basic and diluted earnings (loss) per common share available to IPG common stockholders.

	Three months ended March 31,
	2020	2019
Net income (loss) available to IPG common stockholders	$4.7	$(8.0)

Weighted-average number of common shares outstanding - basic	387.7	384.5
Dilutive effect of stock options and restricted shares	4.0	N/A
Weighted-average number of common shares outstanding - diluted	391.7	384.5

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2020	December 31, 2019
Salaries, benefits and related expenses	$315.4	$494.1
Interest	58.2	38.8
Acquisition obligations	32.2	45.7
Office and related expenses	21.0	26.9
Other	112.7	137.3
Total accrued liabilities	$539.5	$742.8

Other Expense, Net
Results of operations for the three months ended March 31, 2020 and 2019 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2020	2019
Net losses on sales of businesses	$(23.3)	$(8.6)
Other	1.5	1.7
Total other expense, net	$(21.8)	$(6.9)

Net losses on sales of businesses – During the three months ended March 31, 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN reportable segment. During the three months ended March 31, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable, as held for sale within our IAN reportable segment. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of March 31, 2020, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$164.7	$167.9
Change in related noncontrolling interests balance	(2.9)	(2.8)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	0.0
Redemptions	(2.5)	(3.1)
Redemption value adjustments	(4.5)	(0.2)
Balance at end of period	$154.8	$161.8

Note 6:  Income Taxes
For the three months ended March 31, 2020, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, and net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our first-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. We are currently assessing the future implications of these provisions within the CARES Act on our Consolidated Financial Statements, but do not expect the impact to be material.
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

Note 7:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the three months ended March 31, 2020.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (shares or units)	2.1	$20.97
Performance-based stock (shares)	2.3	$18.71
Total stock-based compensation awards	4.4

During the three months ended March 31, 2020, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2009 Restricted Cash Plan with a total annual target value of $43.1 and $34.5, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)
Other comprehensive loss before reclassifications	(145.5)	(0.4)	(1.2)	(147.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	(3.6)	0.5	1.5	(1.6)
Balance as of March 31, 2020	$(846.8)	$(3.4)	$(228.5)	$(1,078.7)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2018	$(716.4)	$(5.3)	$(219.4)	$(941.1)
Other comprehensive income before reclassifications	8.4	0.0	0.0	8.4
Amount reclassified from accumulated other comprehensive loss, net of tax	1.2	0.5	1.3	3.0
Balance as of March 31, 2019	$(706.8)	$(4.8)	$(218.1)	$(929.7)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2020	2019
Foreign currency translation adjustments	$(3.6)	$1.2	Other expense, net
Losses on derivative instruments	0.6	0.6	Interest expense
Amortization of defined benefit pension and postretirement plan items	1.9	1.7	Other expense, net
Tax effect	(0.5)	(0.5)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(1.6)	$3.0

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2020	2019	2020	2019	2020	2019
Service cost	$0.0	$0.0	$1.2	$1.2	$0.0	$0.0
Interest cost	1.0	1.2	2.3	3.2	0.2	0.3
Expected return on plan assets	(1.4)	(1.5)	(4.7)	(4.4)	0.0	0.0
Amortization of:
Unrecognized actuarial losses	0.4	0.5	1.4	1.2	0.1	0.0
Net periodic cost	$0.0	$0.2	$0.2	$1.2	$0.3	$0.3

The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the three months ended March 31, 2020, we contributed $0.6 and $4.4 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2020, we expect to contribute approximately $3.0 and $13.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 10:  Segment Information
As of March 31, 2020, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, FCB (Foote, Cone & Belding), MullenLowe Group, Media, Data Services and Tech which includes IPG Mediabrands, Acxiom and Kinesso, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings including Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide. We also report results for the "Corporate and other" group. We continue to evaluate our financial reporting structure, and the profitability measure, employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance, is segment EBITA. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2020	2019
Total revenue:
IAN	$1,818.8	$1,862.2
CMG	541.0	499.0
Total	$2,359.8	$2,361.2

Net revenue:
IAN	$1,664.5	$1,706.1
CMG	307.6	298.7
Total	$1,972.1	$2,004.8

Segment EBITA [1]:
IAN	$99.0	$116.0
CMG	22.3	0.4
Corporate and other	(24.1)	(44.6)
Total	$97.2	$71.8

Amortization of acquired intangibles:
IAN	$20.2	$20.5
CMG	1.1	1.1
Corporate and other	0.0	0.0
Total	$21.3	$21.6

Depreciation and amortization [2]:
IAN	$44.7	$42.1
CMG	5.1	4.8
Corporate and other	1.7	2.6
Total	$51.5	$49.5

Capital expenditures:
IAN	$33.7	$26.5
CMG	1.6	1.0
Corporate and other	9.3	5.3
Total	$44.6	$32.8

1 EBITA is calculated as net income (loss) available to IPG common stockholders before provision for incomes taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, net loss attributable to noncontrolling interests and amortization of acquired intangibles..
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Total assets:
IAN	$13,640.9	$15,155.2
CMG	1,650.4	1,725.5
Corporate and other	1,137.6	871.2
Total	$16,428.9	$17,751.9

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended March 31,
	2020	2019
IAN EBITA	$99.0	$116.0
CMG EBITA	22.3	0.4
Corporate and other EBITA	(24.1)	(44.6)
Less: consolidated amortization of acquired intangibles	21.3	21.6
Operating income	75.9	50.2
Total (expenses) and other income	(55.9)	(48.9)
Income before income taxes	$20.0	$1.3

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2020. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2020				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,093.1	$0.0	$0.0	$1,093.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$104.0	$104.0	Accrued liabilities and Other non-current liabilities

	December 31, 2019				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$786.0	$0.0	$0.0	$786.0	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$114.1	$114.1	Accrued liabilities and Other non-current liabilities

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $10.1 from December 31, 2019 to March 31, 2020 is primarily due to an acquisition payment, partially offset by an increase in deferred acquisition payments and exercises of put options. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,944.3	$45.5	$3,989.8	$0.0	$3,520.0	$45.5	$3,565.5

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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of March 31, 2020 ranged from 2.0% to 5.0% and 0.5% to 3.5%, respectively.
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

Note 12:  Commitments and Contingencies
Guarantees
As discussed in our 2019 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of March 31, 2020 and December 31, 2019, the amount of parent company guarantees on lease obligations was $713.4 and $739.1, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $276.4 and $293.8, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $205.9 and $207.7, respectively.

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
Financial Instrument Credit Losses
In June 2016, the FASB issued amended guidance on the accounting for credit losses on certain types of financial instruments, including trade receivables. The new model uses a forward-looking expected loss method, as opposed to the incurred loss method in current U.S. GAAP, which will generally result in earlier recognition of allowances for losses. We adopted this standard using the modified retrospective approach with an effective date of January 1, 2020. The adoption of this amended guidance did not have a material impact on our Consolidated Financial Statements.
Fair Value Measurement Disclosures
In August 2018, the FASB issued amended disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This amended guidance was effective beginning January 1, 2020. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company," "IPG," "we," "us" or "our"). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"), as well as our other reports and filings with the Securities and Exchange Commission (the "SEC"). Our 2019 Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2019 Annual Report on Form 10-K of our accounting policies that require critical judgment, assumptions and estimates.
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

EXECUTIVE SUMMARY
In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and demand for our services. Businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets we serve. We continue to believe our focus on our strategic strengths, including talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, will continue to assist our Company as we navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic will negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.
We have taken steps to protect the safety of our employees, with a large majority of our worldwide workforce now working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have multiple initiatives underway to align our expenses with changes in revenue. The steps being taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary reductions for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management. We began to see the effects of COVID-19 on client spending, notably in the Asia Pacific region throughout the first quarter, and in the U.S. and Europe as March progressed. We expect a greater impact on our second-quarter results as clients respond to the current economic conditions by reducing their marketing budgets, which will affect the demand for our services.
We have also taken steps to strengthen our financial position during this period of heightened uncertainty. As discussed in more detail below under “Liquidity and Capital Resources,” on March 30, 2020, we issued $650.0 aggregate principal amount of 4.75% senior unsecured notes due 2030 (the "4.75% Senior Notes") and on March 27, 2020, we entered into a new $500.0 364-day revolving credit facility. We believe these steps will enhance our financial resources as we navigate the period ahead. See Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Results for the three months ended March 31, 2020, are not indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for doubtful accounts. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first three months of 2020 were the Brazilian Real, Euro, Argentine Peso, Australian Dollar and British Pound Sterling.
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

The following table presents a summary of our financial performance for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
Statement of Operations Data	2020	2019	% Increase/ (Decrease)
REVENUE:
Net revenue	$1,972.1	$2,004.8	(1.6)%
Billable expenses	387.7	356.4	8.8%
Total revenue	$2,359.8	$2,361.2	(0.1)%

OPERATING INCOME	$75.9	$50.2	51.2%

EBITA [1]	$97.2	$71.8	35.4%

NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$4.7	$(8.0)

Earnings per share available to IPG common stockholders:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Operating Ratios
Organic change in net revenue	0.3%	6.4%

Operating margin on net revenue	3.8%	2.5%
Operating margin on total revenue	3.2%	2.1%

EBITA margin on net revenue [1]	4.9%	3.6%

Expenses as a % of net revenue:
Salaries and related expenses	72.1%	70.9%
Office and other direct expenses	19.2%	19.4%
Selling, general and administrative expenses	1.1%	2.1%
Depreciation and amortization	3.7%	3.5%
Restructuring charges [2]	0.0%	1.6%

1
EBITA is a financial measure that is not defined by U.S. GAAP. EBITA is calculated as net income available to IPG common stockholders before provision for incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net income attributable to noncontrolling interests and amortization of acquired intangibles. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.

2	Results include restructuring charges of $31.8 for the three months ended March 31, 2019.
Our organic net revenue increase of 0.3% for the first quarter of 2020 was attributable to net higher spending from existing clients, most notably in the healthcare and technology and telecom sectors, partially offset by a decrease in the auto and transportation sector due to net client losses. During the first quarter of 2020, our EBITA margin grew to 4.9% from 3.6% in the prior-year period as the overall decrease in our operating expense, excluding billable expenses and amortization of acquired intangibles, exceeded the decrease in net revenue, which will be discussed in detail in the Results of Operations section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended March 31, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2020	Organic	Total
Consolidated	$2,004.8	$(20.6)	$(17.5)	$5.4	$1,972.1	0.3%	(1.6)%
Domestic	1,314.1	—	(4.0)	9.9	1,320.0	0.8%	0.4%
International	690.7	(20.6)	(13.5)	(4.5)	652.1	(0.7)%	(5.6)%
United Kingdom	170.3	(1.6)	—	(3.0)	165.7	(1.8)%	(2.7)%
Continental Europe	156.8	(5.1)	(7.6)	1.9	146.0	1.2%	(6.9)%
Asia Pacific	178.0	(4.0)	(5.7)	(9.5)	158.8	(5.3)%	(10.8)%
Latin America	80.3	(9.6)	—	8.6	79.3	10.7%	(1.2)%
Other	105.3	(0.3)	(0.2)	(2.5)	102.3	(2.4)%	(2.8)%
The organic increase during the first quarter of 2020 in our domestic market was primarily driven by the growth at our advertising businesses, public relations agencies, brand consulting business and events business, partially offset by revenue declines at our digital specialist agencies and media businesses, primarily due to a previous account loss. In our international markets, the slight organic decrease was driven by revenue declines at our advertising businesses and digital specialist agencies, partially offset by growth at our media businesses as well as sports marketing and branding consulting businesses.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.
Salaries and Related Expenses

	Three months ended March 31,
	2020	2019	% Increase/ (Decrease)
Salaries and related expenses	$1,422.8	$1,421.1	0.1%

As a % of net revenue:
Salaries and related expenses	72.1%	70.9%
Base salaries, benefits and tax	61.7%	59.4%
Incentive expense	3.7%	5.0%
Severance expense	1.2%	0.8%
Temporary help	4.5%	4.2%
All other salaries and related expenses	1.0%	1.5%
Salaries and related expenses remained flat compared to net revenue decline of 1.6% during the first quarter of 2020 as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, severance expense and temporary help expense, which were offset by lower incentive expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and Other Direct Expenses

	Three months ended March 31,
	2020	2019	% Increase/ (Decrease)
Office and other direct expenses	$378.2	$389.2	(2.8)%

As a % of net revenue:
Office and other direct expenses	19.2%	19.4%
Occupancy expense	6.7%	6.6%
All other office and other direct expenses [1]	12.5%	12.8%

1
Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Office and other direct expenses decreased by 2.8% compared to net revenue decline of 1.6% during the first quarter of 2020 as compared to the prior-year period. The decrease in office and other direct expenses was mainly due to decreases in travel and entertainment expenses and professional consulting fees as well as lower client service costs, partially offset by an increase in bad debt expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three months ended March 31, 2020, SG&A as a percentage of net revenue decreased as compared to the prior-year period, primarily attributable to lower incentive expense.
Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue was 3.7% in the first quarter of 2020 which slightly increased as compared to the prior-year period.
In light of recent economic developments, we considered the potential for goodwill impairment of our reporting units. Our review did not indicate an impairment triggering event as of March 31, 2020.
As previously discussed in the Executive Summary section, the Company is executing costs actions to better align with our revenue as a result of the impact of COVID-19.

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2020	2019
Cash interest on debt obligations	$(43.4)	$(45.6)
Non-cash interest	(1.4)	(4.2)
Interest expense	(44.8)	(49.8)
Interest income	10.7	7.8
Net interest expense	(34.1)	(42.0)
Other expense, net	(21.8)	(6.9)
Total (expenses) and other income	$(55.9)	$(48.9)
Other Expense, Net
Results of operations for the three months ended March 31, 2020 and 2019 include certain items that are not directly associated with our revenue-producing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net losses on sales of businesses	$(23.3)	$(8.6)
Other	1.5	1.7
Total other expense, net	$(21.8)	$(6.9)
Net losses on sales of businesses – During the three months ended March 31, 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN reportable segment. During the three months ended March 31, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable, as held for sale within our IAN reportable segment. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

INCOME TAXES

	Three months ended March 31,
	2020	2019
Income before income taxes	$20.0	$1.3
Provision for income taxes	$17.2	$10.5
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2020, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, and net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our first-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. We are currently assessing the future implications of these provisions within the CARES Act on our Consolidated Financial Statements, but do not expect the impact to be material.
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

EARNINGS PER SHARE
Basic and diluted earnings per share available to IPG common stockholders for the three months ended March 31, 2020 was $0.01 compared to basic and diluted loss per share of $0.02 for the three months ended March 31, 2019.
Basic and diluted earnings per share for the three months ended March 31, 2020 included negative impacts of $0.04 from the amortization of acquired intangibles and $0.06 from net losses on sales of businesses and the classification of certain assets as held for sale.
Basic and diluted loss per share for the three months ended March 31, 2019 included negative impacts of $0.05 from the amortization of acquired intangibles, $0.06 from restructuring charges, and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.

Segment Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2020: IAN and CMG. We also report results for the "Corporate and other" group. Segment information for the prior period has been recast to conform to the current-period presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2020	Organic	Total
Consolidated	$1,706.1	$(18.6)	$(17.4)	$(5.6)	$1,664.5	(0.3)%	(2.4)%
Domestic	1,114.2	0.0	(4.0)	1.7	1,111.9	0.2%	(0.2)%
International	591.9	(18.6)	(13.4)	(7.3)	552.6	(1.2)%	(6.6)%
The organic decrease was attributable to net client losses, most notably in the auto and transportation sector, partially offset by the higher spending from existing clients in healthcare and technology and telecom sectors. The organic increase during the first quarter of 2020 in our domestic market was primarily driven by the growth at our advertising businesses and data management business, partially offset by revenue declines at our digital specialist agencies and media businesses, primarily due to a previous account loss. In our international markets, the organic decrease was driven by revenue declines at our advertising businesses and digital specialist agencies, partially offset by growth at our media businesses.
Segment EBITA

	Three months ended March 31,
	2020	2019	Change
Segment EBITA [1]	$99.0	$116.0	(14.7)%
EBITA margin on net revenue [1]	5.9%	6.8%

1	Segment EBITA and EBITA margin on net revenue include $25.6 of restructuring charges in the first three months of 2019.
EBITA margin decreased during the first quarter of 2020 when compared to the first quarter of 2019, as operating expenses, excluding billable expenses and amortization of acquired intangibles, remained relatively flat and the net revenue decreased by 2.4%, as discussed in detail above. The slight increase in salaries and related expenses as compared to the prior-year period was primarily driven by increases in base salaries, benefits and tax, severance expense and temporary help expense, partially offset by lower incentive expense. The decrease in office and other direct expenses as compared to the prior-year period was primarily driven by decreases in travel and entertainment expenses and professional consulting fees as well as lower client service costs, partially offset by an increase in bad debt expense.
During the first quarter of 2019, segment EBITA included restructuring charges of $25.6 to better align our cost structure with our revenue.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 2.7% during the first quarter of 2020, which slightly increased compared to the prior-year period.
CMG
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2020	Organic	Total
Consolidated	$298.7	$(2.0)	$(0.1)	$11.0	$307.6	3.7%	3.0%
Domestic	199.9	0.0	0.0	8.2	208.1	4.1%	4.1%
International	98.8	(2.0)	(0.1)	2.8	99.5	2.8%	0.7%
The organic increase was attributable to a combination of net client wins and net higher spending from existing clients, most notably in the healthcare sector. The organic increase during the first quarter of 2020 in our domestic market was primarily driven by the growth across all disciplines, most notably at our public relations agencies, brand consulting business and events business. In our international markets, the organic increase was driven by growth across all disciplines, most notably at our sports marketing and branding consulting businesses, primarily in the United Kingdom region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended March 31,
	2020	2019	Change
Segment EBITA [1]	$22.3	$0.4	>100%
EBITA margin on net revenue [1]	7.2%	0.1%

1	Segment EBITA and EBITA margin on net revenue include $5.6 of restructuring charges in the first three months of 2019.
EBITA margin expanded during the first quarter of 2020 when compared to the first quarter of 2019, as the net revenue increased 3.0%, as discussed in detail above, while operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased primarily driven by leverage in office and other direct expenses and lower incentive expense as well as restructuring charges of $5.6 during the first quarter of 2019 to better align our cost structure with our revenue.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue remained relatively flat during the first quarter of 2020 as compared to the prior-year period.
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
Corporate and other expenses decreased by $20.5 to $24.1 during the first quarter of 2020 compared to the prior-year period, primarily attributable to lower incentive expense in 2020. During the first three months of 2019, Corporate and other expense includes $0.6 of restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2020	2019
Net income, adjusted to reconcile to net cash used in operating activities [1]	$136.8	$86.2
Net cash used in working capital [2]	(371.6)	(165.8)
Changes in other assets and liabilities using cash	(42.3)	(13.9)
Net cash used in operating activities	$(277.1)	$(93.5)
Net cash used in investing activities	(60.8)	(30.7)
Net cash provided by financing activities	744.4	86.7

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, provision for uncollectible receivables, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and deferred income taxes.

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
Net cash used in operating activities during the first three months of 2020 was $277.1, which was an increase of $183.6 as compared to the first three months of 2019, primarily as a result of an increase in working capital usage of $205.8.
Investing Activities
Net cash used in investing activities during the first three months of 2020 primarily consisted of payments for capital expenditures of $44.6, related mostly to computer software and hardware and leasehold improvements.
Financing Activities
Net cash provided by financing activities during the first three months of 2020 was driven by the net proceeds of $646.2 from the issuance of our 4.75% Senior Notes as well as the net increase in short-term borrowings of $247.8, primarily an increase of outstanding commercial paper, partially offset by the payment of dividends of $100.0.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $46.7 during the first three months of 2020. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Canadian Dollar, Chilean Peso, Indian Rupee, Mexican Peso, Singapore Dollar and South African Rand as of March 31, 2020 as compared to December 31, 2019.
LIQUIDITY OUTLOOK
We expect our cash flow from operations and existing cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a commercial paper program, a committed corporate credit facility, a new 364-day credit facility and uncommitted lines of credit to support our operating needs. Borrowings under our commercial paper program are supported by our committed corporate credit agreement. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
From time to time, we evaluate market conditions and financing alternatives for opportunities to raise additional funds or otherwise improve our liquidity profile, enhance our financial flexibility and manage market risk. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit ratings, and those related to the financial markets, such as the amount or terms of available credit. Particularly in light of the current market conditions, there can be no guarantee that we would be able to access new sources of liquidity, or continue to access existing sources of liquidity, on commercially reasonable terms, or at all.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Notable funding requirements include:

•
Debt service – Our 3.50% Senior Notes in aggregate principal amount of $500.0 mature on October 1, 2020. We expect to use available cash, which may include cash proceeds from the offering of our new 4.75% Senior Notes as well as credit available under our commercial paper and short-term debt lines as needed to fund the principal repayment. As of March 31, 2020, we had outstanding short-term borrowings of $310.1 primarily from our uncommitted lines of credit and commercial paper program used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2021 through 2048. On March 30, 2020, we issued $650.0 in aggregate principal amount of our 4.75% Senior Notes.

•
Acquisitions – We paid cash of $1.3, net of cash acquired of $2.5, for acquisitions completed in the first three months of 2019. We also paid a deferred payment of $18.6 for a prior acquisition. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $32.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $16.0 related to put options held by minority shareholders if exercised over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first three months of 2020, we paid a quarterly cash dividend of $0.255 per share on our common stock, which corresponded to an aggregate dividend payment of $100.0. Assuming we continue to pay a quarterly dividend of $0.255 per share, and there is no significant change in the number of outstanding shares as of March 31, 2020, we would expect to pay approximately $397.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors and will depend upon factors such as our earnings, financial position and cash requirements.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of March 31, 2020, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2020, there were no borrowings under the Credit Agreement; however, we had $8.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.7.
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the "364-Day Credit Facility") that matures on March 26, 2021. The 364-Day Credit Facility is a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement is based on our current credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) is 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) is 1.250%, and the facility fee payable on a lender’s revolving commitment is 0.250%. In addition, the 364-Day Credit Facility includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The 364-Day Credit Facility also contains a financial covenant that requires us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

are identical to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect. As of March 31, 2020, there were no borrowings under the 364-Day Credit Facility.
We were in compliance with all of our covenants in both the Credit Agreement and the 364-Day Credit Facility as of March 31, 2020. The financial covenant in the Credit Agreement and the 364-Day Credit Facility requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. The table below sets forth the financial covenant in effect as of March 31, 2020.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2020	EBITDA Reconciliation	March 31, 2020
Leverage ratio (not greater than) [1]	3.75x	Operating income	$1,111.7
Actual leverage ratio	2.86x	Add:
		Depreciation and amortization	366.5
		EBITDA [1]	$1,478.2

1	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement and the 364-Day Credit Facility) for the four quarters then ended.
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2020, the Company had uncommitted lines of credit in an aggregate amount of $932.2, under which we had outstanding borrowings of $102.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2020 was $133.3, with a weighted-average interest rate of approximately 3.5%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of March 31, 2020, there was $207.5 of commercial paper outstanding classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding under the program during the first quarter of 2020 was $59.9, with a weighted-average interest rate of 2.8% and a weighted-average maturity of twelve days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2020, the amount netted was $2,505.7.
DEBT CREDIT RATINGS
Our debt credit ratings as of April 15, 2020, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB+
Outlook	Negative	Negative	Negative
The most recent update to our outlook occurred in March 2020 when Moody's Investors Service and Fitch Ratings changed from Stable to Negative. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid, and our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2019, included in our 2019 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2019. Actual results may differ from these estimates under different assumptions or conditions.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Loss of Unconsolidated Affiliates, Net Loss Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles, which we refer to as “EBITA”.
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
The following is an explanation of the items excluded by us from EBITA but included in net loss:

•
Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Loss of Unconsolidated Affiliates and Net Loss Attributable to Noncontrolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to EBITA for the first quarter and first three months of 2020 and 2019.

	Three months ended March 31,
	2020	2019
Net Revenue	$1,972.1	$2,004.8

EBITA Reconciliation:
Net Income (Loss) Available to IPG Common Stockholders [1]	$4.7	$(8.0)

Add Back:
Provision for income taxes	17.2	10.5
Subtract:
Total (expenses) and other income	(55.9)	(48.9)
Equity in net loss of unconsolidated affiliates	(0.2)	(0.3)
Net loss attributable to noncontrolling interests	2.1	1.5
Operating Income [1]	75.9	50.2
Add Back:
Amortization of acquired intangibles	21.3	21.6
EBITA [1]	$97.2	$71.8
EBITA Margin on Net Revenue [1]	4.9%	3.6%

1	Calculations include restructuring charges of $31.8 for the three months ended March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the first quarter of 2020. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2020, and December 31, 2019, approximately 92% and 97%, respectively, of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report are not the only risks facing the Company. For example, these risks now include the impacts from the novel coronavirus (“COVID-19”) outbreak on the Company’s business, financial condition and results of operations. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The Risk Factors included in our 2019 Annual Report should be read in conjunction with the updated risks described below.

•	The extent to which the COVID-19 outbreak will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The global spread of COVID-19 has created significant worldwide operational volatility, uncertainty and disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration and scope of the outbreak;

•
governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;

•	the impact of the outbreak on the financial markets and economic activity generally;

•	the effect of the outbreak on our clients and other business partners;

•	our ability to access the capital markets and our usual sources of liquidity on reasonable terms;

•	our ability to maintain our credit ratings;

•	our ability to comply with the financial covenant in our Credit Agreement if a material economic downturn results in increased indebtedness or substantially lower EBITDA;

•	potential goodwill or other impairment charges;

•	increased cybersecurity risks as a result of remote working conditions;

•	our ability during the outbreak to provide our services, including the health and wellbeing of our employees; and

•	the ability of our clients to pay for our services during and following the outbreak.

The COVID-19 outbreak has significantly increased financial and economic volatility and uncertainty. A continued slowdown or downturn in the economy has begun to have, and we expect will continue to have, a negative impact on many of our clients. Some clients have begun responding to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services. All of the foregoing has and will continue to impact our business, financial condition, results of operations and forward-looking expectations.
Furthermore, modified processes, procedures and controls could be required to respond to changes in our business environment, as the vast majority of our employees are required to work from home and many onsite locations remain closed. The significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.
The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our 2019 Annual Report, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our 2019 Annual Report are uncertain. See Item 1A, Risk Factors, in our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2020 to March 31, 2020:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	4,819	$22.93	—	$338,421,933
February 1 - 29	975,263	$21.01	—	$338,421,933
March 1 - 31	54,335	$16.28	—	$338,421,933
Total	1,034,417	$20.78	—

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

4.1
Ninth Supplemental Indenture, dated as of March 30, 2020, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020).

4.2
Form of Global Note representing the Company’s 4.750% Senior Notes due 2030 (included as part of and incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020).

10.1
364-Day Credit Agreement, dated as of March 27, 2020, by an among the Company, the initial lenders named therein, Citibank, N.A. (“Citibank”), as administrative agent, JPMorgan Chase Bank, N.A. (“JPMorgan”), as syndication agent, Bank of America, N.A., and Morgan Stanley Senior Funding, Inc., as documentation agents, and Citibank and JPMorgan as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2020. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 23, 2020

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 23, 2020