Form 10-Q
period 2020-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2020-07-31
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares of the registrant’s common stock outstanding as of July 15, 2020 was 389,922,896.

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
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	the effects of a challenging economy on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;

•
the outbreak of the novel coronavirus (COVID-19), including the measures to contain its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUE:
Net revenue	$1,853.4	$2,125.9	$3,825.5	$4,130.7
Billable expenses	172.3	394.3	560.0	750.7
Total revenue	2,025.7	2,520.2	4,385.5	4,881.4

OPERATING EXPENSES:
Salaries and related expenses	1,306.1	1,381.2	2,728.9	2,802.3
Office and other direct expenses	317.0	387.3	695.2	776.5
Billable expenses	172.3	394.3	560.0	750.7
Cost of services	1,795.4	2,162.8	3,984.1	4,329.5
Selling, general and administrative expenses	4.1	18.1	26.5	59.5
Depreciation and amortization	73.1	73.0	145.9	144.1
Restructuring charges	112.6	2.1	112.6	33.9
Total operating expenses	1,985.2	2,256.0	4,269.1	4,567.0

OPERATING INCOME	40.5	264.2	116.4	314.4

EXPENSES AND OTHER INCOME:
Interest expense	(49.8)	(51.6)	(94.6)	(101.4)
Interest income	5.9	7.7	16.6	15.5
Other expense, net	(21.5)	(3.8)	(43.3)	(10.7)
Total (expenses) and other income	(65.4)	(47.7)	(121.3)	(96.6)

(Loss) Income before income taxes	(24.9)	216.5	(4.9)	217.8
Provision for income taxes	19.0	43.6	36.2	54.1
(Loss) Income of consolidated companies	(43.9)	172.9	(41.1)	163.7
Equity in net loss of unconsolidated affiliates	0.0	(0.1)	(0.2)	(0.4)
NET (LOSS) INCOME	(43.9)	172.8	(41.3)	163.3
Net (income) loss attributable to noncontrolling interests	(1.7)	(3.3)	0.4	(1.8)
NET (LOSS) INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$(45.6)	$169.5	$(40.9)	$161.5

(Loss) Earnings per share available to IPG common stockholders:
Basic	$(0.12)	$0.44	$(0.11)	$0.42
Diluted	$(0.12)	$0.43	$(0.11)	$0.41

Weighted-average number of common shares outstanding:
Basic	389.4	386.2	388.5	385.4
Diluted	389.4	391.2	388.5	390.1
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(43.9)	$172.8	$(41.3)	$163.3

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	42.8	4.2	(104.8)	12.5
Reclassification adjustments recognized in net (loss) income	3.3	4.6	(0.3)	5.8
	46.1	8.8	(105.1)	18.3
Derivative instruments:
Changes in fair value of derivative instruments	(0.5)	0.0	(0.9)	0.0
Recognition of previously unrealized losses in net (loss) income	0.6	0.6	1.2	1.2
Income tax effect	0.0	(0.1)	(0.1)	(0.2)
	0.1	0.5	0.2	1.0
Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	2.2	0.7	2.2	0.7
Amortization of unrecognized losses, transition obligation and prior service cost included in net (loss) income	1.8	1.6	3.7	3.3
Other	(0.1)	0.6	(1.4)	0.3
Income tax effect	(0.9)	(0.1)	(1.2)	(0.2)
	3.0	2.8	3.3	4.1
Other comprehensive income (loss), net of tax	49.2	12.1	(101.6)	23.4
TOTAL COMPREHENSIVE INCOME (LOSS)	5.3	184.9	(142.9)	186.7
Less: comprehensive income (loss) attributable to noncontrolling interests	1.3	3.6	(2.9)	2.0
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$4.0	$181.3	$(140.0)	$184.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$1,085.4	$1,192.2
Accounts receivable, net of allowance of $81.3 and $40.2, respectively	3,146.6	5,209.2
Accounts receivable, billable to clients	1,463.7	1,934.1
Assets held for sale	26.6	22.8
Other current assets	492.0	412.4
Total current assets	6,214.3	8,770.7
Property and equipment, net of accumulated depreciation and amortization of $1,163.7 and $1,116.4, respectively	717.8	778.1
Deferred income taxes	287.7	252.1
Goodwill	4,842.4	4,894.4
Other intangible assets	968.1	1,014.3
Operating lease right-of-use assets	1,435.8	1,574.4
Other non-current assets	430.8	467.9
TOTAL ASSETS	$14,896.9	$17,751.9

LIABILITIES:
Accounts payable	$4,328.1	$7,205.4
Accrued liabilities	599.3	742.8
Contract liabilities	557.6	585.6
Short-term borrowings	51.9	52.4
Current portion of long-term debt	503.0	502.0
Current portion of operating leases	258.5	267.2
Liabilities held for sale	68.1	65.0
Total current liabilities	6,366.5	9,420.4
Long-term debt	3,411.7	2,771.9
Non-current operating leases	1,347.7	1,429.6
Deferred compensation	375.5	425.0
Other non-current liabilities	749.2	714.7
TOTAL LIABILITIES	12,250.6	14,761.6

Redeemable noncontrolling interests (see Note 5)	155.2	164.7

STOCKHOLDERS’ EQUITY:
Common stock	38.9	38.7
Additional paid-in capital	996.3	977.3
Retained earnings	2,444.3	2,689.9
Accumulated other comprehensive loss, net of tax	(1,029.1)	(930.0)
Total IPG stockholders’ equity	2,450.4	2,775.9
Noncontrolling interests	40.7	49.7
TOTAL STOCKHOLDERS’ EQUITY	2,491.1	2,825.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,896.9	$17,751.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(41.3)	$163.3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	145.9	144.1
Provision for uncollectible receivables	39.4	6.7
Amortization of restricted stock and other non-cash compensation	35.8	44.1
Net amortization of bond discounts and deferred financing costs	5.3	4.6
Deferred income tax provision	(21.1)	(3.0)
Net losses on sales of businesses	43.2	11.8
Non-cash restructuring charges	67.6	11.7
Other	11.6	(1.0)
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,871.2	743.3
Accounts receivable, billable to clients	418.9	(75.4)
Other current assets	(75.0)	(62.1)
Accounts payable	(2,731.4)	(676.9)
Accrued liabilities	(109.4)	(92.2)
Contract liabilities	(10.8)	50.2
Other non-current assets and liabilities	(14.1)	(70.2)
Net cash (used in) provided by operating activities	(364.2)	199.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71.9)	(80.1)
Acquisitions, net of cash acquired	(2.5)	(0.6)
Other investing activities	(18.9)	2.8
Net cash used in investing activities	(93.3)	(77.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	646.2	0.0
Net increase in short-term borrowings	2.5	132.3
Exercise of stock options	0.0	0.6
Common stock dividends	(199.2)	(181.4)
Acquisition-related payments	(32.3)	(13.0)
Tax payments for employee shares withheld	(21.8)	(22.0)
Distributions to noncontrolling interests	(9.4)	(8.1)
Repayment of long-term debt	(0.1)	(100.1)
Other financing activities	(8.2)	0.0
Net cash provided by (used in) financing activities	377.7	(191.7)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(28.9)	10.3
Net decrease in cash, cash equivalents and restricted cash	(108.7)	(60.3)
Cash, cash equivalents and restricted cash at beginning of period	1,195.7	677.2
Cash, cash equivalents and restricted cash at end of period	$1,087.0	$616.9
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	389.5	$38.9	$981.2	$2,591.1	$(1,078.7)	$2,532.5	$42.7	$2,575.2
Net (loss) income				(45.6)		(45.6)	1.7	(43.9)
Other comprehensive income (loss)					49.6	49.6	(0.4)	49.2
Reclassifications related to redeemable noncontrolling interests							0.2	0.2
Distributions to noncontrolling interests							(3.8)	(3.8)
Change in redemption value of redeemable noncontrolling interests				—		—		—
Common stock dividends ($0.255 per share)				(101.2)		(101.2)		(101.2)
Stock-based compensation	0.2	0.1	15.5			15.6		15.6
Exercise of stock options	0.0	0.0	0.2			0.2		0.2
Shares withheld for taxes	(0.1)	(0.1)	(0.6)			(0.7)		(0.7)
Other							0.3	0.3
Balance at June 30, 2020	389.6	$38.9	$996.3	$2,444.3	$(1,029.1)	$2,450.4	$40.7	$2,491.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6
Cumulative effect of accounting change				(6.6)		(6.6)		(6.6)
Net loss				(40.9)		(40.9)	(0.4)	(41.3)
Other comprehensive loss					(99.1)	(99.1)	(2.5)	(101.6)
Reclassifications related to redeemable noncontrolling interests							3.0	3.0
Distributions to noncontrolling interests							(9.4)	(9.4)
Change in redemption value of redeemable noncontrolling interests				3.1		3.1		3.1
Common stock dividends ($0.510 per share)				(201.2)		(201.2)		(201.2)
Stock-based compensation	3.6	0.4	40.6			41.0		41.0
Exercise of stock options	0.0	0.0	0.4			0.4		0.4
Shares withheld for taxes	(1.0)	(0.2)	(22.0)			(22.2)		(22.2)
Other							0.3	0.3
Balance at June 30, 2020	389.6	$38.9	$996.3	$2,444.3	$(1,029.1)	$2,450.4	$40.7	$2,491.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	386.2	$38.6	$903.3	$2,303.1	$(929.7)	$2,315.3	$39.3	$2,354.6
Net income				169.5		169.5	3.3	172.8
Other comprehensive income					11.8	11.8	0.3	12.1
Reclassifications related to redeemable noncontrolling interests							(3.0)	(3.0)
Distributions to noncontrolling interests							(5.6)	(5.6)
Change in redemption value of redeemable noncontrolling interests				1.1		1.1		1.1
Common stock dividends ($0.235 per share)				(90.8)		(90.8)		(90.8)
Stock-based compensation	0.2	0.1	18.3			18.4		18.4
Exercise of stock options	0.1	0.0	0.0			0.0		0.0
Shares withheld for taxes	(0.1)	(0.1)	(0.2)			(0.3)		(0.3)
Other			0.0	(1.1)		(1.1)	0.2	(0.9)
Balance at June 30, 2019	386.4	$38.6	$921.4	$2,381.8	$(917.9)	$2,423.9	$34.5	$2,458.4

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$2,393.2	$39.6	$2,432.8
Cumulative effect of accounting change				2.2		2.2		2.2
Net income				161.5		161.5	1.8	163.3
Other comprehensive income					23.2	23.2	0.2	23.4
Reclassifications related to redeemable noncontrolling interests							(0.4)	(0.4)
Distributions to noncontrolling interests							(8.1)	(8.1)
Change in redemption value of redeemable noncontrolling interests				1.4		1.4		1.4
Common stock dividends ($0.470 per share)				(181.4)		(181.4)		(181.4)
Stock-based compensation	3.6	0.4	48.1			48.5		48.5
Exercise of stock options	0.1	0.0	0.6			0.6		0.6
Shares withheld for taxes	(0.9)	(0.1)	(22.2)			(22.3)		(22.3)
Other			(1.0)	(2.0)		(3.0)	1.4	(1.6)
Balance at June 30, 2019	386.4	$38.6	$921.4	$2,381.8	$(917.9)	$2,423.9	$34.5	$2,458.4

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The effects of the COVID-19 pandemic have negatively impacted and will likely continue to negatively impact our results of operations, cash flows and financial position. The Company’s Consolidated Financial Statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for doubtful accounts.
Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).
Cost of services is comprised of the expenses of our revenue-producing reportable segments, Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”), including salaries and related expenses, office and other direct expenses and billable expenses, and includes an allocation of the centrally managed expenses of our Corporate and other group. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
Selling, general and administrative expenses are primarily the unallocated expenses of our Corporate and other group, excluding depreciation and amortization.
Depreciation and amortization of fixed assets and intangible assets of the Company is disclosed as a separate operating expense.
Restructuring charges in the current period relate to the Company's implementation of restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business, as discussed further in Note 7. Restructuring charges mainly include severance and termination costs and lease impairments costs.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 2:  Revenue
Disaggregation of Revenue
We have two reportable segments as of June 30, 2020: IAN and CMG, as further discussed in Note 11. IAN principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications, marketing services and data management. CMG generates revenue from a comprehensive array of global public relations and communication services as well as providing events, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended June 30,		Six months ended June 30,
Total revenue:	2020	2019	2020	2019
United States	$1,309.6	$1,595.1	$2,879.2	$3,130.2
International:
United Kingdom	159.3	209.8	356.4	416.0
Continental Europe	164.2	209.4	334.0	388.2
Asia Pacific	200.4	258.2	411.8	490.6
Latin America	65.7	101.8	152.5	191.1
Other	126.5	145.9	251.6	265.3
Total International	716.1	925.1	1,506.3	1,751.2
Total Consolidated	$2,025.7	$2,520.2	$4,385.5	$4,881.4

	Three months ended June 30,		Six months ended June 30,
Net revenue:	2020	2019	2020	2019
United States	$1,227.2	$1,337.7	$2,547.2	$2,651.8
International:
United Kingdom	147.2	180.4	312.9	350.7
Continental Europe	149.7	183.3	295.7	340.1
Asia Pacific	162.6	205.1	321.4	383.1
Latin America	62.3	92.1	141.6	172.4
Other	104.4	127.3	206.7	232.6
Total International	626.2	788.2	1,278.3	1,478.9
Total Consolidated	$1,853.4	$2,125.9	$3,825.5	$4,130.7

IAN	Three months ended June 30,		Six months ended June 30,
Total revenue:	2020	2019	2020	2019
United States	$1,078.9	$1,206.8	$2,272.2	$2,406.9
International	593.6	752.8	1,219.1	1,414.9
Total IAN	$1,672.5	$1,959.6	$3,491.3	$3,821.8

Net revenue:
United States	$1,048.4	$1,127.0	$2,160.3	$2,241.2
International	537.3	674.1	1,089.9	1,266.0
Total IAN	$1,585.7	$1,801.1	$3,250.2	$3,507.2

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CMG	Three months ended June 30,		Six months ended June 30,
Total revenue:	2020	2019	2020	2019
United States	$230.7	$388.3	$607.0	$723.3
International	122.5	172.3	287.2	336.3
Total CMG	$353.2	$560.6	$894.2	$1,059.6

Net revenue:
United States	$178.8	$210.7	$386.9	$410.6
International	88.9	114.1	188.4	212.9
Total CMG	$267.7	$324.8	$575.3	$623.5

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2020	December 31, 2019
Accounts receivable, net of allowance of $81.3 and $40.2, respectively	$3,146.6	$5,209.2
Accounts receivable, billable to clients	1,463.7	1,934.1
Contract assets	46.7	63.0
Contract liabilities (deferred revenue)	557.6	585.6

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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $696.0 of unsatisfied performance obligations as of June 30, 2020, which will be recognized as services are performed over the remaining contractual terms through 2026.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2020	December 31, 2019

3.50% Senior Notes due 2020 (less unamortized discount and issuance costs of $0.1 and $0.4, respectively)	3.89%	$499.5	$498.5
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.2 and $1.3, respectively)	3.98%	498.5	497.9
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $0.6 and $0.4, respectively)	4.13%	249.0	248.7
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.4 and $1.1, respectively)	4.32%	498.5	498.2
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.4 and $1.6, respectively)	4.24%	498.0	497.8
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.4 and $3.7, respectively)	4.78%	494.9	494.6
4.75% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.7 and $6.0, respectively)	4.92%	640.3	—
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.7 and $5.3, respectively)	5.48%	492.0	491.9
Other notes payable and capitalized leases		44.0	46.3
Total long-term debt		3,914.7	3,273.9
Less: current portion		503.0	502.0
Long-term debt, excluding current portion		$3,411.7	$2,771.9

As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company's long-term debt was $4,299.4 and $3,565.5, respectively. Refer to Note 12 for details.
Debt Transactions
4.75% Senior Notes Due 2030
On March 30, 2020, we issued a total of $650.0 in aggregate principal amount of 4.75% senior unsecured notes (the “4.75% Senior Notes”) due March 30, 2030. Upon issuance, the 4.75% Senior Notes were reflected in our unaudited Consolidated Balance Sheets at $640.0, net of discount of $3.8 and net of capitalized debt issuance costs, including commissions and offering expenses of $6.2, both of which will be amortized in interest expense through the maturity date using the effective method. Interest is payable semi-annually in arrears on March 30th and September 30th of each year, commencing on September 30, 2020.
Consistent with our other outstanding debt securities, the newly issued 4.75% Senior Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity. We may redeem the 4.75% Senior Notes at any time in whole, or from time to time in part, in accordance with the provisions of the indenture, including the supplemental indenture, under which the 4.75% Senior Notes were issued. Additionally, upon the occurrence of a change of control repurchase event with respect to the 4.75% Senior Notes, each holder of the 4.75% Senior Notes has the right to require the Company to purchase that holder’s 4.75% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, unless the Company has exercised its option to redeem all the 4.75% Senior Notes.
Credit Arrangements
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2020, there were no borrowings under the Credit Agreement; however, we had $8.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.7. We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2020.
364-Day Credit Facility
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the "364-Day Credit Facility") that matures on March 26, 2021. The 364-Day Credit Facility is a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement is based on the Company’s current credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) is 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) is 1.250%, and the facility fee payable on a lender’s revolving commitment is 0.250%. In addition, the 364-Day Credit Facility includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The 364-Day Credit Facility also contains a financial covenant that requires us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility are identical to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect. As of June 30, 2020, there were no borrowings under the 364-Day Credit Facility, and we were in compliance with all of our covenants in the 364-Day Credit Facility.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2020, the Company had uncommitted lines of credit in an aggregate amount of $928.4, under which we had outstanding borrowings of $51.9 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2020 was $76.4, with a weighted-average interest rate of approximately 3.7%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of June 30, 2020, there was no commercial paper outstanding. The average amount outstanding under the program during the second quarter of 2020 was $365.7, with a weighted-average interest rate of approximately 1.3% and a weighted-average maturity of 12 days.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4: (Loss) Earnings Per Share
The following sets forth basic and diluted (loss) earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income available to IPG common stockholders	$(45.6)	$169.5	$(40.9)	$161.5

Weighted-average number of common shares outstanding - basic	389.4	386.2	388.5	385.4
Dilutive effect of stock options and restricted shares	N/A	5.0	N/A	4.7
Weighted-average number of common shares outstanding - diluted	389.4	391.2	388.5	390.1

(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.12)	$0.44	$(0.11)	$0.42
Diluted	$(0.12)	$0.43	$(0.11)	$0.41

Weighted-average number of common shares outstanding and loss per share available to IPG common stockholders are equal on a basic and diluted basis for the three and six months ended June 30, 2020, respectively, because our potentially dilutive securities are anti-dilutive as a result of the net loss available to IPG common stockholders. The potential dilutive effect of stock options and restricted shares on basic weighted-average number of common shares outstanding totaling 2.9 and 3.3 was excluded from the diluted loss per share calculation for the three and six months ended June 30, 2020, respectively.

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2020	December 31, 2019
Salaries, benefits and related expenses	$360.3	$494.1
Acquisition obligations	53.0	45.7
Interest	47.0	38.8
Restructuring charges	32.5	1.6
Income taxes payable	21.1	43.2
Office and related expenses	17.7	26.9
Other	67.7	92.5
Total accrued liabilities	$599.3	$742.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, Net
Results of operations for the three and six months ended June 30, 2020 and 2019 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net losses on sales of businesses	$(19.9)	$(3.2)	$(43.2)	$(11.8)
Other	(1.6)	(0.6)	(0.1)	1.1
Total other expense, net	$(21.5)	$(3.8)	$(43.3)	$(10.7)

Net losses on sales of businesses – During the three and six months ended June 30, 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. During the three and six months ended June 30, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and cash, as held for sale within our IAN reportable segment. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and six months ended June 30, 2019, the amounts recognized were primarily related to a sale of an equity investment.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of June 30, 2020, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

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
The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2020	2019
Balance at beginning of period	$164.7	$167.9
Change in related noncontrolling interests balance	(3.1)	0.2
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	24.3
Redemptions	(2.5)	(3.1)
Redemption value adjustments	(3.9)	(1.0)
Balance at end of period	$155.2	$188.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:  Income Taxes
For the three months ended June 30, 2020, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we received no tax benefit due to 100% valuation allowances, by net losses on sales of businesses and the classification of certain assets as held for sale for which we received no tax benefit and by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries.
For the six months ended June 30, 2020, our income tax provision was negatively impacted by the same factors noted for the three months ended June 30, 2020 in addition to net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain net operating losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our quarter or year-to-date income tax provision, deferred tax assets and liabilities, or related taxes payable. We are currently assessing the future implications of these provisions within the CARES Act on our Consolidated Financial Statements, but do not expect the impact to be material.
In the second quarter of 2020, in response to changes in non-US tax law, a decision was made to change our indefinite reinvestment assertion on a $110.0 of undistributed foreign earnings of specific subsidiaries. We recorded $10.0 of income tax costs associated with this change to our assertion.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $180.0 and $190.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
We are effectively settled with respect to U.S. federal income tax audits through 2012, with the exception of 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2013 or non-U.S. income tax audits for years prior to 2009.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:  Restructuring Charges
The components of restructuring charges for 2020 and 2019 restructuring plans are listed below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Severance and termination costs	$44.6	$2.1	$44.6	$22.0
Lease impairment costs	65.7	0.0	65.7	11.9
Other restructuring costs	2.3	0.0	2.3	0.0
Total restructuring charges	$112.6	$2.1	$112.6	$33.9

2020 Restructuring Plan
In the second quarter of 2020, the Company took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). Most of these actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations, which continues, to address certain operating expenses such as occupancy expense and salaries and related expenses.
Net restructuring charges were comprised of $68.8 at IAN and $36.7 at CMG for the three and six months ended June 30, 2020, which include non-cash lease impairment costs of $35.8 at IAN and $26.8 at CMG. Restructuring actions under the 2020 Plan were identified and initiated during the second quarter of 2020, with additional actions expected during the third and fourth quarters and all actions to be substantially complete by the end of the fourth quarter of 2020.
During the first half of 2020, severance and termination costs related to a planned reduction in workforce of 694 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2020 Plan, included impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at June 30, 2020
Severance and termination costs	$44.6	$0.7	$10.1	$33.8
Lease impairment costs	65.7	65.7	0.0	0.0
Other	2.3	1.2	1.1	0.0
Total	$112.6	$67.6	$11.2	$33.8

2019 Restructuring Plan
In the first quarter of 2019, the Company implemented a cost initiative (the “2019 Plan”) to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018. All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions substantially completed by the end of the second quarter of 2019, and there have not been any restructuring adjustments.

Note 8:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the six months ended June 30, 2020.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (shares or units)	2.2	$20.76
Performance-based stock (shares)	2.3	$18.70
Total stock-based compensation awards	4.5

During the six months ended June 30, 2020, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2009 Restricted Cash Plan with a total annual target value of $43.3 and $35.2, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)
Other comprehensive (loss) income before reclassifications	(102.3)	(0.9)	0.4	(102.8)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.3)	1.1	2.9	3.7
Balance as of June 30, 2020	$(800.3)	$(3.3)	$(225.5)	$(1,029.1)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2018	$(716.4)	$(5.3)	$(219.4)	$(941.1)
Other comprehensive income before reclassifications	12.3	0.0	1.5	13.8
Amount reclassified from accumulated other comprehensive loss, net of tax	5.8	1.0	2.6	9.4
Balance as of June 30, 2019	$(698.3)	$(4.3)	$(215.3)	$(917.9)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2020	2019	2020	2019
Foreign currency translation adjustments	$3.3	$4.6	$(0.3)	$5.8	Other expense, net
Losses on derivative instruments	0.6	0.6	1.2	1.2	Interest expense
Amortization of defined benefit pension and postretirement plan items	1.8	1.6	3.7	3.3	Other expense, net
Tax effect	(0.4)	(0.4)	(0.9)	(0.9)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$5.3	$6.4	$3.7	$9.4

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Service cost	$0.0	$0.0	$1.1	$1.1	$0.0	$0.0
Interest cost	0.9	1.2	2.3	3.1	0.2	0.3
Expected return on plan assets	(1.4)	(1.4)	(4.6)	(4.4)	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	0.0	(0.1)
Unrecognized actuarial losses	0.4	0.4	1.3	1.2	0.0	0.0
Net periodic cost	$(0.1)	$0.2	$0.2	$1.1	$0.2	$0.2

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six Months Ended June 30,	2020	2019	2020	2019	2020	2019
Service cost	$0.0	$0.0	$2.3	$2.3	$0.0	$0.0
Interest cost	1.9	2.4	4.6	6.3	0.4	0.6
Expected return on plan assets	(2.8)	(2.9)	(9.3)	(8.8)	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	0.0	(0.1)
Unrecognized actuarial losses	0.8	0.9	2.7	2.4	0.1	0.0
Net periodic cost	$(0.1)	$0.4	$0.4	$2.3	$0.5	$0.5
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the six months ended June 30, 2020, we contributed $1.3 and $8.6 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2020, we expect to contribute approximately $2.0 and $9.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 11:  Segment Information
As of June 30, 2020, we have two reportable segments: IAN and CMG. IAN is comprised of McCann Worldgroup, FCB (Foote, Cone & Belding), MullenLowe Group, Media, Data Services and Tech, which includes IPG Mediabrands, Acxiom and Kinesso, our digital specialist agencies and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings including Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide. We also report results for the “Corporate and other” group. We continue to evaluate our financial reporting structure, and the profitability measure, employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance, is segment EBITA. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenue:
IAN	$1,672.5	$1,959.6	$3,491.3	$3,821.8
CMG	353.2	560.6	894.2	1,059.6
Total	$2,025.7	$2,520.2	$4,385.5	$4,881.4

Net revenue:
IAN	$1,585.7	$1,801.1	$3,250.2	$3,507.2
CMG	267.7	324.8	575.3	623.5
Total	$1,853.4	$2,125.9	$3,825.5	$4,130.7

Segment EBITA [1]:
IAN	$100.4	$262.4	$199.4	$378.4
CMG	(26.3)	42.9	(4.0)	43.3
Corporate and other	(11.8)	(19.8)	(35.9)	(64.4)
Total	$62.3	$285.5	$159.5	$357.3

Amortization of acquired intangibles:
IAN	$20.8	$20.2	$41.0	$40.7
CMG	1.0	1.1	2.1	2.2
Corporate and other	0.0	0.0	0.0	0.0
Total	$21.8	$21.3	$43.1	$42.9

Depreciation and amortization [2]:
IAN	$45.3	$44.9	$90.0	$87.0
CMG	5.4	5.2	10.5	10.0
Corporate and other	0.6	1.6	2.3	4.2
Total	$51.3	$51.7	$102.8	$101.2

Capital expenditures:
IAN	$19.8	$35.9	$53.5	$62.4
CMG	1.3	2.9	2.9	3.9
Corporate and other	6.2	8.5	15.5	13.8
Total	$27.3	$47.3	$71.9	$80.1

1 Adjusted EBITA is calculated as net (loss) income available to IPG common stockholders before provision for incomes taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, net (income) loss attributable to noncontrolling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Total assets:
IAN	$12,667.1	$15,155.2
CMG	1,528.2	1,725.5
Corporate and other	701.6	871.2
Total	$14,896.9	$17,751.9

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
IAN EBITA	$100.4	$262.4	$199.4	$378.4
CMG EBITA	(26.3)	42.9	(4.0)	43.3
Corporate and other EBITA	(11.8)	(19.8)	(35.9)	(64.4)
Less: consolidated amortization of acquired intangibles	21.8	21.3	43.1	42.9
Operating income	40.5	264.2	116.4	314.4
Total (expenses) and other income	(65.4)	(47.7)	(121.3)	(96.6)
(Loss) Income before income taxes	$(24.9)	$216.5	$(4.9)	$217.8

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2020. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2020				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$690.2	$0.0	$0.0	$690.2	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$96.5	$96.5	Accrued liabilities and Other non-current liabilities

	December 31, 2019				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$786.0	$0.0	$0.0	$786.0	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$114.1	$114.1	Accrued liabilities and Other non-current liabilities

1
Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $17.6 from December 31, 2019 to June 30, 2020 is primarily due to acquisition payments, partially offset by valuation adjustments, an increase in deferred acquisition payments and exercises of put options. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$4,254.0	$45.4	$4,299.4	$0.0	$3,520.0	$45.5	$3,565.5

Our long-term debt is comprised of senior notes and other notes payable. The fair value of our senior notes, which are traded over-the-counter, is based on quoted prices in markets that are not active. Therefore, these senior notes are classified as Level 2. Our other notes payable are not actively traded, and their fair value is not solely derived from readily observable inputs. The fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore is classified as Level 3. See Note 3 for further information on our long-term debt.
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of June 30, 2020 ranged from 2.0% to 5.0% and 0.5% to 3.5%, respectively.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, primarily goodwill (Level 3), intangible assets, and property and equipment. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.
During the second quarter of 2020, recent economic developments related to the COVID-19 pandemic contributed to declines in our most recent forecasted financial results. We evaluated our reporting units including the impact of these declines, restructuring actions taken in the second quarter of 2020 and other reporting unit specific factors, and concluded that this constituted a goodwill triggering event for one reporting unit, requiring us to evaluate its goodwill for impairment. Based on the results of a quantitative interim impairment test, we concluded that the reporting unit’s goodwill was not impaired as of June 30, 2020, because the fair value of the reporting unit was in excess of its carrying value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 13:  Commitments and Contingencies
Guarantees
As discussed in our 2019 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of June 30, 2020 and December 31, 2019, the amount of parent company guarantees on lease obligations was $684.0 and $739.1, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $270.9 and $293.8, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $207.0 and $207.7, respectively.
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
Financial Instrument Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance on the accounting for credit losses on certain types of financial instruments, including trade receivables. The new model uses a forward-looking expected loss method, as opposed to the incurred loss method in current U.S. GAAP, which will generally result in earlier recognition of allowances for losses. We adopted this standard using the modified retrospective approach with an effective date of January 1, 2020. The adoption of this amended guidance did not have a material impact on our Consolidated Financial Statements.
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

Note 15:  Subsequent Events
Credit Agreement Amendments
On July 28, 2020, we entered into Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the 364-Day Credit Facility (together, the “Amendments”). The Amendments increased the maximum leverage ratio covenant to 4.25x in the case of the 364-Day Credit Facility and, in the case of the Credit Agreement, to (i) 4.25x through the quarter ended June 30, 2021, and (ii) 3.50x thereafter. Amendment No. 1 to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) for any borrowings we make under the Credit Agreement if our long-term public debt ratings are BB+/Ba1 or below at the time of borrowing. We have the option to terminate Amendment No. 1 to the Credit Agreement at any time, provided that at the time we deliver a termination notice the leverage ratio as of the end of the most recently ended fiscal quarter did not exceed 3.50x. The Credit Agreement reverts to its original terms on June 30, 2021, or following any such early termination, whichever is earlier. We paid amendment fees of $2.0 in connection with the Amendments.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Tax Examination Settlement
On July 29, 2020, the Internal Revenue Service notified the Company that the U.S. Federal income tax examination of years 2006 through 2016 has been finalized and effectively settled. As a result, we expect to recognize an income tax benefit of approximately $135.0 in the third quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), as well as our other reports and filings with the Securities and Exchange Commission (the “SEC”). Our 2019 Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2019 Annual Report of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 14 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.
NON-GAAP FINANCIAL MEASURE, provides a reconciliation of non-GAAP financial measure with the most directly comparable generally accepted accounting principles in the United States (“U.S. GAAP”) financial measures and sets forth the reasons we believe that presentation of the non-GAAP financial measure contained therein provides useful information to investors regarding our results of operations and financial condition.

EXECUTIVE SUMMARY
In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as forced business closures and limits on operations, the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and demand for our services. Businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets we serve. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic have negatively impacted and will likely continue to negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.
We have taken steps to protect the safety of our employees, and to support their working arrangements, with a majority of our worldwide workforce continuing to work from home. We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we have multiple initiatives underway to align our expenses with changes in revenue. The steps we have taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary reductions for our senior corporate management team.
In the second quarter of 2020, the Company took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). Most of these actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations, which continues, to address certain operating expenses such as occupancy expense and salaries and related expenses. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management.
We began to see the effects of COVID-19 on client spending throughout the first and second quarters, first in the Asia Pacific region in the first quarter and subsequently in the U.S., Europe and other markets beginning in March and continuing throughout

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

the second quarter. Growth in our retail and healthcare sector clients was offset by broad-based declines across most other sectors due to economic conditions, with the greatest declines in our experiential and events businesses. We expect continued negative impacts on our third-quarter results as clients continue to respond to the current economic conditions by reducing their marketing budgets, which will affect the demand for our services. See Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.
We have also taken steps to strengthen our financial position during this period of heightened uncertainty. As discussed in more detail below under “Liquidity and Capital Resources,” on March 30, 2020, we issued $650.0 aggregate principal amount of 4.75% senior unsecured notes due 2030 (the “4.75% Senior Notes”) and on March 27, 2020, we entered into a new $500.0 364-day revolving credit facility. We believe these steps will further enhance our financial resources as we navigate the period ahead.
Results for the three and six months ended June 30, 2020, are not indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for doubtful accounts. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.
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
We operate in a media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative, strategic and technology talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. We consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies’ skill sets and capabilities.
Our financial goals include competitive organic net revenue growth and expansion of Adjusted EBITA margin, as defined and discussed within the Non-GAAP Financial Measure section of this MD&A, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first half of 2020 were the Brazilian Real, British Pound Sterling, Euro, Argentine Peso and Australian Dollar.

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
The metrics that we use to evaluate our financial performance include organic change in net revenue as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated net revenue, as well as Adjusted EBITA. These metrics are also used by management to assess the financial performance of our reportable segments, Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). In certain of our discussions, we analyze net revenue by geographic region and by business sector, in which we focus on our top 100 clients, which typically constitute approximately 55% to 60% of our annual consolidated net revenues.
The following table presents a summary of our financial performance for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,			Six months ended June 30,
Statement of Operations Data	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)
REVENUE:
Net revenue	$1,853.4	$2,125.9	(12.8)%	$3,825.5	$4,130.7	(7.4)%
Billable expenses	172.3	394.3	(56.3)%	560.0	750.7	(25.4)%
Total revenue	$2,025.7	$2,520.2	(19.6)%	$4,385.5	$4,881.4	(10.2)%

OPERATING INCOME	$40.5	$264.2	(84.7)%	$116.4	$314.4	(63.0)%

Adjusted EBITA [1]	$62.3	$285.5	(78.2)%	$159.5	$357.3	(55.4)%

NET (LOSS) INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$(45.6)	$169.5		$(40.9)	$161.5

Earnings per share available to IPG common stockholders:
Basic	$(0.12)	$0.44		$(0.11)	$0.42
Diluted	$(0.12)	$0.43		$(0.11)	$0.41

Operating Ratios
Organic change in net revenue	(9.9)%	3.0%		(5.0)%	4.6%

Operating margin on net revenue	2.2%	12.4%		3.0%	7.6%
Operating margin on total revenue	2.0%	10.5%		2.7%	6.4%

Adjusted EBITA margin on net revenue [1]	3.4%	13.4%		4.2%	8.6%

Expenses as a % of net revenue:
Salaries and related expenses	70.5%	65.0%		71.3%	67.8%
Office and other direct expenses	17.1%	18.2%		18.2%	18.8%
Selling, general and administrative expenses	0.2%	0.8%		0.7%	1.4%
Depreciation and amortization	3.9%	3.4%		3.8%	3.5%
Restructuring charges [2]	6.1%	0.1%		2.9%	0.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

1
Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net income attributable to noncontrolling interests and amortization of acquired intangibles. Refer to the “Non-GAAP Financial Measure” section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.

2
Results include restructuring charges of $112.6 for the three and six months ended June 30, 2020 and $2.1 and $33.9 for the three and six months ended June 30, 2019, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the Consolidated Financial Statements for further information.

Our organic net revenue decrease of 9.9% for the second quarter of 2020 was primarily attributable to lower spending from existing clients as well as net client losses in the auto and transportation, financial services and consumer goods sectors, partially offset by a combination of net client wins and net higher spending from existing clients in the healthcare and retail sectors. During the second quarter of 2020, our Adjusted EBITA margin decreased to 3.4% from 13.4% in the prior-year period as the decrease in net revenue, discussed below in the “Results of Operations” section, exceeded the overall decrease in our operating expense, excluding billable expenses and amortization of acquired intangibles.
Our organic net revenue decrease of 5.0% for the first half of 2020 was primarily attributable to lower spending from existing clients and net client losses in the auto and transportation, government and consumer goods sectors, partially offset by a combination of net client wins and net higher spending from existing clients in the healthcare and retail sectors. During the first half of 2020, our Adjusted EBITA margin decreased to 4.2% from 8.6% in the prior-year period as the decrease in net revenue, discussed below in the “Results of Operations” section, exceeded the overall decrease in our operating expense, excluding billable expenses and amortization of acquired intangibles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Net Revenue
In a typical year (pre-pandemic), our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended June 30, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2020	Organic	Total
Consolidated	$2,125.9	$(44.8)	$(17.8)	$(209.9)	$1,853.4	(9.9)%	(12.8)%
Domestic	1,337.7	—	(4.1)	(106.4)	1,227.2	(8.0)%	(8.3)%
International	788.2	(44.8)	(13.7)	(103.5)	626.2	(13.1)%	(20.6)%
United Kingdom	180.4	(7.5)	0.5	(26.2)	147.2	(14.5)%	(18.4)%
Continental Europe	183.3	(5.6)	(7.7)	(20.3)	149.7	(11.1)%	(18.3)%
Asia Pacific	205.1	(8.0)	(5.8)	(28.7)	162.6	(14.0)%	(20.7)%
Latin America	92.1	(19.5)	(0.7)	(9.6)	62.3	(10.4)%	(32.4)%
Other	127.3	(4.2)	0.0	(18.7)	104.4	(14.7)%	(18.0)%
The organic decrease during the second quarter of 2020 in our domestic market was primarily driven by the revenue declines at our digital specialist agencies, media businesses and sports and event marketing businesses, primarily due to sports and events cancellations. In our international markets, the organic decrease was driven by the revenue declines at our advertising businesses, primarily in the United Kingdom and Asia Pacific regions, media businesses, primarily in Continental Europe, and public relations agencies, primarily in the Asia Pacific region.

		Components of Change				Change
	Six months ended June 30, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2020	Organic	Total
Consolidated	$4,130.7	$(65.4)	$(35.3)	$(204.5)	$3,825.5	(5.0)%	(7.4)%
Domestic	2,651.8	—	(8.1)	(96.5)	2,547.2	(3.6)%	(3.9)%
International	1,478.9	(65.4)	(27.2)	(108.0)	1,278.3	(7.3)%	(13.6)%
United Kingdom	350.7	(9.1)	0.5	(29.2)	312.9	(8.3)%	(10.8)%
Continental Europe	340.1	(10.7)	(15.3)	(18.4)	295.7	(5.4)%	(13.1)%
Asia Pacific	383.1	(12.0)	(11.5)	(38.2)	321.4	(10.0)%	(16.1)%
Latin America	172.4	(29.1)	(0.7)	(1.0)	141.6	(0.6)%	(17.9)%
Other	232.6	(4.5)	(0.2)	(21.2)	206.7	(9.1)%	(11.1)%
The organic decrease during the first half of 2020 in our domestic market was primarily driven by the revenue declines at our digital specialist agencies, media businesses and sports and event marketing businesses, primarily due to sports and events cancellations, partially offset by growth at our advertising businesses. In our international markets, the organic decrease was driven by the factors similar to those noted above for the second quarter of 2020.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)
Salaries and related expenses	$1,306.1	$1,381.2	(5.4)%	$2,728.9	$2,802.3	(2.6)%

As a % of net revenue:
Salaries and related expenses	70.5%	65.0%		71.3%	67.8%
Base salaries, benefits and tax	59.2%	54.9%		60.4%	57.1%
Incentive expense	4.1%	4.2%		3.9%	4.5%
Severance expense	3.0%	0.5%		2.1%	0.7%
Temporary help	3.1%	4.1%		3.8%	4.1%
All other salaries and related expenses	1.1%	1.3%		1.1%	1.4%
Salaries and related expenses decreased by 5.4% compared to net revenue decline of 12.8% during the second quarter of 2020 as compared to the prior-year period. The decrease was primarily driven by reductions in base salaries, benefits and tax and lower temporary help expenses in response to the declines in net revenue, which were primarily due to the effects of the COVID-19 pandemic on economic conditions, in addition to lower incentive expense. The cumulative decreases were partially offset by increased severance expense.
Salaries and related expenses decreased by 2.6% compared to net revenue decline of 7.4% during the first half of 2020 as compared to the prior-year period, primarily driven by factors similar to those noted above for the second quarter of 2020.
Office and Other Direct Expenses

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Increase/ (Decrease)	2020	2019	% Increase/ (Decrease)
Office and other direct expenses	$317.0	$387.3	(18.2)%	$695.2	$776.5	(10.5)%

As a % of net revenue:
Office and other direct expenses	17.1%	18.2%		18.2%	18.8%
Occupancy expense	6.6%	6.5%		6.6%	6.5%
All other office and other direct expenses [1]	10.5%	11.7%		11.6%	12.3%

1
Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.

Office and other direct expenses decreased by 18.2% compared to net revenue decline of 12.8% during the second quarter of 2020 as compared to the prior-year period. The decrease in office and other direct expenses was mainly due to decreases in travel and entertainment expenses and new business and promotion expenses as well as lower occupancy expense, partially offset by an increase in bad debt expense and a year-over-year change in contingent acquisition obligations.
Office and other direct expenses decreased by 10.5% compared to net revenue decline of 7.4% during the first half of 2020 as compared to the prior-year period. The decrease in office and other direct expenses was mainly due to factors similar to those noted above for the second quarter of 2020 as well as a reduction in professional consulting fees.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three and six months ended June 30, 2020, SG&A as a percentage of net revenue decreased as compared to the prior-year period, primarily

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

attributable to a decrease in employee insurance expense, resulting from fewer insurance claims with elective procedures and routine care being delayed in 2020 as well as a decrease in travel and entertainment expenses.
Depreciation and Amortization
During the second quarter of 2020, depreciation and amortization expenses remained relatively flat as compared to the prior-year period. During the first half of 2020, depreciation and amortization expenses slightly increased compared to the prior-year period.
Restructuring Charges
The components of restructuring charges for 2020 and 2019 restructuring plans are listed below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Severance and termination costs	$44.6	$2.1	$44.6	$22.0
Lease impairment costs	65.7	0.0	65.7	11.9
Other restructuring costs	2.3	0.0	2.3	0.0
Total restructuring charges	$112.6	$2.1	$112.6	$33.9
2020 Restructuring Plan
In the second quarter of 2020, the Company took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). Most of these actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations, which continues, to address certain operating expenses such as occupancy expense and salaries and related expenses.
Net restructuring charges were comprised of $68.8 at IAN and $36.7 at CMG for the three and six months ended June 30, 2020, which include non-cash lease impairment costs of $35.8 at IAN and $26.8 at CMG. Restructuring actions under the 2020 Plan were identified and initiated during the second quarter of 2020, with additional actions expected during the third and fourth quarters and all actions to be substantially complete by the end of the fourth quarter of 2020.
During the first half of 2020, severance and termination costs related to a planned reduction in workforce of 694 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2020 Plan, included impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at June 30, 2020
Severance and termination costs	$44.6	$0.7	$10.1	$33.8
Lease impairment costs	65.7	65.7	0.0	0.0
Other	2.3	1.2	1.1	0.0
Total	$112.6	$67.6	$11.2	$33.8
The resulting restructuring charges of $112.6 in the second quarter of 2020, to reduce our ongoing expenses such as occupancy expense and salaries and related expenses, reflects the breadth of our review. These actions reduce our global real estate footprint by approximately 5% or 500,000 square feet and, further, address selected levels of management and staffing with severance costs for 694 employees. Of the total charge in the second quarter, $67.6 or 60%, is non-cash, mainly representing the write-off of right-of-use assets of operating leases. We expect to realize approximately $80 to $90 of annualized cost savings associated with the actions taken during the second quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

As part of our continuing review, we also anticipate that we will take additional actions in the second half of this year, primarily related to further occupancy and salaries-related reductions. We are currently evaluating cost reduction actions for the remainder of 2020, which may result in additional charges between approximately $90 to $110. The additional charges should be primarily non-cash, although the amount and type of additional actions will be dependent on market conditions over the remainder of the year. Our restructuring actions are designed to structurally lower our cost base in the future.
2019 Restructuring Plan
In the first quarter of 2019, the Company implemented a cost initiative (the "2019 Plan") to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018. All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions substantially completed by the end of the second quarter of 2019 and there have not been any restructuring adjustments.

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash interest on debt obligations	$(48.5)	$(49.4)	$(91.9)	$(95.0)
Non-cash interest	(1.3)	(2.2)	(2.7)	(6.4)
Interest expense	(49.8)	(51.6)	(94.6)	(101.4)
Interest income	5.9	7.7	16.6	15.5
Net interest expense	(43.9)	(43.9)	(78.0)	(85.9)
Other expense, net	(21.5)	(3.8)	(43.3)	(10.7)
Total (expenses) and other income	$(65.4)	$(47.7)	$(121.3)	$(96.6)
Other Expense, Net
Results of operations for the three and six months ended June 30, 2020 and 2019 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net losses on sales of businesses	$(19.9)	$(3.2)	$(43.2)	$(11.8)
Other	(1.6)	(0.6)	(0.1)	1.1
Total other expense, net	$(21.5)	$(3.8)	$(43.3)	$(10.7)
Net losses on sales of businesses – During the three and six months ended June 30, 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and CMG reportable segments. During the three and six months ended June 30, 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and cash, as held for sale within our IAN reportable segment. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and six months ended June 30, 2019, the amounts recognized were primarily related to a sale of an equity investment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(Loss) Income before income taxes	$(24.9)	$216.5	$(4.9)	$217.8
Provision for income taxes	$19.0	$43.6	$36.2	$54.1
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended June 30, 2020, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we received no tax benefit due to 100% valuation allowances, by net losses on sales of businesses and the classification of certain assets as held for sale for which we received no tax benefit and by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries.
For the six months ended June 30, 2020, our income tax provision was negatively impacted by the same factors noted for the three months ended June 30, 2020 in addition to net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain net operating losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our quarter or year-to-date income tax provision, deferred tax assets and liabilities, or related taxes payable. We are currently assessing the future implications of these provisions within the CARES Act on our Consolidated Financial Statements, but do not expect the impact to be material.
In the second quarter of 2020, in response to changes in non-US tax law, a decision was made to change our indefinite reinvestment assertion on a $110.0 of undistributed foreign earnings of specific subsidiaries. We recorded $10.0 of income tax costs associated with this change to our assertion.
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
On July 29, 2020, the Internal Revenue Service notified the Company that the U.S. Federal income tax examination of years 2006 through 2016 has been finalized and effectively settled. As a result, we expect to recognize an income tax benefit of approximately $135.0 in the third quarter of 2020.

(LOSS) EARNINGS PER SHARE
Basic loss per share available to IPG common stockholders for the three and six months ended June 30, 2020 was $0.12 and $0.11, respectively, compared to earnings per share of $0.44 and $0.42 for the three and six months ended June 30, 2019, respectively. Diluted loss per share available to IPG common stockholders for the three and six months ended June 30, 2020 was $0.12 and $0.11, respectively, compared to diluted earnings per share of $0.43 and $0.41 for the three and six months ended June 30, 2019, respectively.
Basic and diluted loss per share for the three months ended June 30, 2020 included a negative impact of $0.05 from the amortization of acquired intangibles, a negative impact of $0.22 from restructuring charges, a negative impact of $0.05 from net losses on sales of businesses and the classification of certain assets as held for sale, and a negative impact of $0.03 from a discrete tax item.
Basic and diluted loss per share for the six months ended June 30, 2020 included a negative impact of $0.09 from the amortization of acquired intangibles, a negative impact of $0.22 from restructuring charges, a negative impact of $0.11 from net losses on sales of businesses and the classification of certain assets as held for sale, and a negative impact of $0.03 from a discrete tax item.

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

Segment Results of Operations – Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2020: IAN and CMG. We also report results for the “Corporate and other” group. Segment information for the prior period has been recast to conform to the current-period presentation.
IAN
Net Revenue

		Components of Change				Change
	Three months ended June 30, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2020	Organic	Total
Consolidated	$1,801.1	$(40.0)	$(16.2)	$(159.2)	$1,585.7	(8.8)%	(12.0)%
Domestic	1,127.0	0.0	(3.3)	(75.3)	1,048.4	(6.7)%	(7.0)%
International	674.1	(40.0)	(12.9)	(83.9)	537.3	(12.4)%	(20.3)%
The organic decrease during the second quarter of 2020 was mainly attributable to lower spending from existing clients, primarily related to the COVID-19 pandemic, and net client losses. The lower spending and net client losses were in the auto and transportation, financial services and consumer goods sectors, partially offset by net client wins and net higher spending from existing clients in the healthcare and retail sectors. The organic decrease during the second quarter of 2020 in our domestic market was primarily driven by the revenue declines at our digital specialist agencies and media businesses. In our international markets, the organic decrease was driven by the revenue declines at our advertising businesses, primarily in the United Kingdom and Asia Pacific regions, and media businesses, primarily in the Continental Europe.

		Components of Change				Change
	Six months ended June 30, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2020	Organic	Total
Consolidated	$3,507.2	$(58.6)	$(33.6)	$(164.8)	$3,250.2	(4.7)%	(7.3)%
Domestic	2,241.2	0.0	(7.3)	(73.6)	2,160.3	(3.3)%	(3.6)%
International	1,266.0	(58.6)	(26.3)	(91.2)	1,089.9	(7.2)%	(13.9)%
The organic decrease during the first half of 2020 was mainly attributable to lower spending from existing clients, primarily related to the COVID-19 pandemic and net client losses. The lower spending and net client losses were in the auto and transportation, government and consumer goods sectors, partially offset by net client wins and net higher spending from existing clients in the healthcare and retail sectors. The organic decrease during the first half of 2020 in our domestic market was primarily driven by the revenue declines at our digital specialist agencies and media businesses, partially offset by growth at our advertising businesses. In our international markets, the organic decrease was driven by the factors similar to those noted above for the second quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Segment EBITA [1]	$100.4	$262.4	(61.7)%	$199.4	$378.4	(47.3)%
Segment EBITA margin on net revenue [1]	6.3%	14.6%		6.1%	10.8%

1
Segment EBITA and Segment EBITA margin on net revenue include $68.8 of restructuring charges in the second quarter and first half of 2020 and $2.0 and $27.6 of restructuring charges in the second quarter and first half of 2019, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.

Segment EBITA margin decreased during the second quarter of 2020 when compared to the prior-year period, as the decrease in net revenue of 12.0% exceeded the overall decrease in the operating expenses, including restructuring charges and excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses was primarily driven by reductions in base salaries, benefits and tax and lower temporary help expenses in response to the declines in net revenue, primarily due to the effects of the COVID-19 pandemic on economic conditions, in addition to lower incentive expense. The cumulative decreases were partially offset by increased severance expense. The decrease in office and other direct expenses was primarily driven by decreases in travel and entertainment expenses and new business and promotion expenses as well as lower occupancy expense, partially offset by an increase in bad debt expense and a year-over-year change in contingent acquisition obligations. During the second quarter of 2020, segment EBITA included restructuring charges of $68.8 compared to restructuring charges of $2.0 during the second quarter of 2019.
Segment EBITA margin decreased during the first half of 2020 when compared to the prior-year period, as the decrease in net revenue of 7.3% exceeded the overall decrease in the operating expenses, including restructuring charges and excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses and office and other direct expenses were mainly due to factors similar to those noted above for the second quarter of 2020 as well as a reduction in professional consulting fees. During the first half of 2020, segment EBITA included restructuring charges of $68.8, compared to restructuring charges of $27.6 during the first half of 2019.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 2.9% and 2.8% during the second quarter and first half of 2020, respectively, which increased compared to the prior-year period.
CMG
Net Revenue

		Components of Change				Change
	Three months ended June 30, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2020	Organic	Total
Consolidated	$324.8	$(4.8)	$(1.6)	$(50.7)	$267.7	(15.6)%	(17.6)%
Domestic	210.7	0.0	(0.8)	(31.1)	178.8	(14.8)%	(15.1)%
International	114.1	(4.8)	(0.8)	(19.6)	88.9	(17.2)%	(22.1)%
The organic decrease during the second quarter of 2020 was mainly attributable to lower spending from existing clients, primarily related to the COVID-19 pandemic. The lower spending was in the auto and transportation and technology and telecom sectors. The organic decrease during the second quarter of 2020 in our domestic market was primarily driven by the revenue declines at our sports and event marketing businesses, primarily due to sports and events cancellations. In our international markets, the organic decrease was driven by the revenue declines at our public relations agencies, primarily in the Asia Pacific region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Six months ended June 30, 2019	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2020	Organic	Total
Consolidated	$623.5	$(6.8)	$(1.7)	$(39.7)	$575.3	(6.4)%	(7.7)%
Domestic	410.6	0.0	(0.8)	(22.9)	386.9	(5.6)%	(5.8)%
International	212.9	(6.8)	(0.9)	(16.8)	188.4	(7.9)%	(11.5)%
The organic decrease during the first half of 2020 was mainly attributable to lower spending from existing clients, primarily related to the COVID-19 pandemic. The lower spending was in the auto and transportation and technology and telecom sectors, partially offset by a combination of net client wins and net higher spending from existing clients in the healthcare sector. The organic decreases during the first half of 2020 in our domestic and international market were primarily driven by the factors similar to those noted above for the second quarter of 2020.
Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Segment EBITA [1]	$(26.3)	$42.9	>(100)%	$(4.0)	$43.3	>(100)%
Segment EBITA margin on net revenue [1]	(9.8)%	13.2%		(0.7)%	6.9%

1
Segment EBITA and Segment EBITA margin on net revenue include $36.7 of restructuring charges in the second quarter and first half of 2020 and $5.6 of restructuring charges in the first half of 2019. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.

Segment EBITA margin decreased during the second quarter of 2020 when compared to the prior-year period, as net revenue decreased 17.6% while operating expenses, including restructuring charges and excluding billable expenses and amortization of acquired intangibles, increased. The decrease in salaries and related expenses was primarily driven by reductions in base salaries, benefits and tax and lower temporary help expenses in response to the declines in net revenue, primarily due to the impact of the COVID-19 on economic conditions, in addition to lower incentive expense. The cumulative decreases were partially offset by increased severance expense. The decrease in office and other direct expenses was primarily driven by decreases in travel and entertainment expenses and new business and promotion expenses as well as lower occupancy expense, partially offset by a year-over-year change in contingent acquisition obligations. During the second quarter of 2020, segment EBITA included restructuring charges of $36.7.
Segment EBITA margin decreased during the first half of 2020 when compared to the prior-year period, as net revenue decreased 17.6% while operating expenses, including restructuring charges and excluding billable expenses and amortization of acquired intangibles, relatively remained flat. The decreases in salaries and related expenses and office and other direct expenses were mainly due to factors similar to those noted above for the second quarter of 2020. During the first half of 2020, segment EBITA included restructuring charges of $36.7 compared to the restructuring charges of $5.6 during the first half of 2019.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue slightly increased during the second quarter and first half of 2020 as compared to the prior-year period.
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
Corporate and other expenses decreased by $8.0 to $11.8 during the second quarter of 2020 and by $28.5 to $35.9 during the first half of 2020 compared to the prior-year period, primarily attributable to a decrease in employee insurance expense, resulting from fewer insurance claims with elective procedures and routine care being delayed in 2020 as well as a decrease in travel and

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

entertainment expenses. During the second quarter and first half of 2020, Corporate and other expense includes $7.1 of restructuring charges, and during the first half of 2019, Corporate and other expense includes $0.7 of restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2020	2019
Net (loss) income, adjusted to reconcile to net cash used in operating activities [1]	$286.4	$382.3
Net cash used in working capital [2]	(636.5)	(113.1)
Changes in other assets and liabilities using cash	(14.1)	(70.2)
Net cash (used in) provided by operating activities	$(364.2)	$199.0
Net cash used in investing activities	(93.3)	(77.9)
Net cash provided by (used in) financing activities	377.7	(191.7)

1
Reflects net (loss) income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, provision for uncollectible receivables, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses, non-cash restructuring charges and deferred income taxes.

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
Net cash used in operating activities during the first half of 2020 was $364.2, which was an increase of $563.2 as compared to the first half of 2019, primarily as a result of an increase in working capital usage of $523.4. Working capital was impacted by the spending levels of our clients and was primarily attributable to our media business.
Investing Activities
Net cash used in investing activities during the first half of 2020 was $93.3, which was an increase of $15.4 as compared to the first half of 2019, primarily due to an increase in cash sold from dispositions during the first half of 2020, partially offset by a decrease in capital expenditures, which consisted primarily of decreases in computer hardware and lease-related costs. The payments for capital expenditures were $71.9 and $80.1 in the first half of 2020 and 2019, respectively.
Financing Activities
Net cash provided by financing activities during the first half of 2020 was driven by the net proceeds of $646.2 from the issuance of our 4.75% Senior Notes, partially offset by the payment of common stock dividends of $199.2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $28.9 during the first half of 2020. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the South African Rand, Mexican Peso, Indian Rupee, Brazilian Real, Chilean Peso, and Canadian Dollar as of June 30, 2020 as compared to December 31, 2019.
LIQUIDITY OUTLOOK
We expect our cash flow from operations and existing cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a commercial paper program, a committed corporate credit facility, a 364-day credit facility and uncommitted lines of credit to support our operating needs. Borrowings under our commercial paper program are supported by our committed corporate credit agreement. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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
Notable funding requirements include:

•
Debt service – Our 3.50% Senior Notes in aggregate principal amount of $500.0 mature on October 1, 2020. We expect to use available cash, which may include cash proceeds from the offering of our 4.75% Senior Notes as well as credit available under our commercial paper and short-term debt lines as needed to fund the principal repayment. As of June 30, 2020, we had outstanding short-term borrowings of $51.9 primarily from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2021 through 2048. On March 30, 2020, we issued $650.0 in aggregate principal amount of our 4.75% Senior Notes.

•
Acquisitions – We paid cash of $2.5, net of cash acquired of $2.5, for acquisitions completed in the first half of 2020. We also paid deferred payments of $34.8 for prior acquisitions. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $53.0 over the next twelve months related to prior acquisitions. We may also be required to pay approximately $29.0 related to put options held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first half of 2020, we paid a quarterly cash dividend of $0.255 per share on our common stock, which corresponded to an aggregate dividend payment of $199.2. Assuming we continue to pay a quarterly dividend of $0.255 per share, and there is no significant change in the number of outstanding shares as of June 30, 2020, we would expect to pay approximately $397.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors and will depend upon factors such as our earnings, financial position and cash requirements.

•
Restructuring – In the first half of 2020, we paid cash of $11.2 for restructuring costs related to our 2020 Plan designed to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. As of June 30, 2020, our remaining liability related to restructuring actions was $33.8. Most of our restructuring actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations, which continues, to address certain operating expenses such as occupancy expense and salaries and related expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of June 30, 2020, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2020, there were no borrowings under the Credit Agreement; however, we had $8.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.7.
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the “364-Day Credit Facility”) that matures on March 26, 2021. The 364-Day Credit Facility is a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement is based on our current credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) is 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) is 1.250%, and the facility fee payable on a lender’s revolving commitment is 0.250%. In addition, the 364-Day Credit Facility includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The 364-Day Credit Facility also contains a financial covenant that requires us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility are identical to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect. As of June 30, 2020, there were no borrowings under the 364-Day Credit Facility.
We were in compliance with all of our covenants in both the Credit Agreement and the 364-Day Credit Facility as of June 30, 2020. The financial covenant in the Credit Agreement and the 364-Day Credit Facility requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. The table below sets forth the financial covenant in effect as of June 30, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	June 30, 2020	Credit Agreement EBITDA Reconciliation	June 30, 2020
Leverage ratio (not greater than) [1]	3.75x	Net income available to IPG common stockholders	$453.6
Actual leverage ratio	3.01x	Non-operating adjustments [2]	434.4
		Operating income	888.0
		Add:
		Depreciation and amortization	376.3
		Other non-cash charges reducing operating income	53.9
		Credit Agreement EBITDA [1]	$1,318.2

1	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement and the 364-Day Credit Facility) for the four quarters then ended.

2
Includes adjustments of the following items from our consolidated statement of operations: provision for income taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, and net loss attributable to noncontrolling interests.

On July 28, 2020, we entered into Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the 364-Day Credit Facility (together, the “Amendments”). The Amendments increased the maximum leverage ratio covenant to 4.25x in the case of the 364-Day Credit Facility and, in the case of the Credit Agreement, to (i) 4.25x through the quarter ended June 30, 2021, and (ii) 3.50x thereafter. See Note 15 to the unaudited Consolidated Financial Statements for further information on the Amendments.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2020, the Company had uncommitted lines of credit in an aggregate amount of $928.4, under which we had outstanding borrowings of $51.9 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2020 was $76.4, with a weighted-average interest rate of approximately 3.7%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of June 30, 2020, there was no commercial paper outstanding classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding under the program during the second quarter of 2020 was $365.7, with a weighted-average interest rate of 1.3% and a weighted-average maturity of twelve days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2020, the amount netted was $2,537.5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our debt credit ratings as of July 15, 2020, are listed below.

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

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2019, included in our 2019 Annual Report. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2019 Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2019, other than as noted below. Actual results may differ from these estimates under different assumptions or conditions.
Goodwill
We review goodwill for impairment annually as of October 1st each year, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level.
During the second quarter of 2020, recent economic developments related to the COVID-19 pandemic contributed to declines in our most recent forecasted financial results. We evaluated our reporting units including the impact of these declines, restructuring actions taken in the second quarter of 2020 and other reporting unit specific factors, and concluded that these factors constituted a goodwill triggering event for one reporting unit, requiring us to evaluate its goodwill for impairment. The fair value of the reporting unit for which we performed the quantitative interim impairment test was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to the reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
The discount rate used for the reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the interim impairment test of goodwill, the discount rate we used for our reporting unit tested was 13.0%, and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. The revenue growth rates utilized in the interim impairment test for our reporting unit were between 6.0% and 8.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting unit and could result in an impairment charge in the future.
We also performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for the reporting unit, where the low end of the range increases discount rates by 0.5%, and the high end of the range decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test.
The table below displays the midpoint of the fair value range for the reporting unit tested in the interim impairment test, indicating that the fair value exceeded the carrying value for the reporting unit by greater than 10%.

	Q2 2020 Interim Impairment Test
Reporting Unit	Goodwill as of 6/30/2020	Fair value exceeds carrying value by:
A	$209.1	> 10%
Based on the analysis described above, for the reporting unit for which we performed the quantitative interim impairment test of goodwill, we concluded that our goodwill was not impaired as of June 30, 2020, because the fair value of the reporting unit was in excess of its net book value.
The impact of COVID-19 on our forecasts also remains uncertain and increases the subjectivity that will be involved in evaluating our goodwill for potential impairments going forward. If the future were to differ adversely from these assumptions, the estimated fair value may decline and result in non-cash charges against our earnings.
We also considered the potential for goodwill impairment of our other reporting units. Our review of our other reporting units did not indicate an impairment triggering event as of June 30, 2020.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Loss of Unconsolidated Affiliates, Net Loss Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles, which we refer to as “Adjusted EBITA”.
Adjusted EBITA should be viewed as supplemental to, and not as an alternative for Net (Loss) Income Available to IPG Common Stockholders calculated in accordance with U.S. GAAP (“net income”) or operating income calculated in accordance with U.S. GAAP (“operating income”). This section also includes reconciliation of this non-GAAP financial measure to the most directly comparable U.S. GAAP financial measures, as presented below.
Adjusted EBITA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net income or operating income. In addition, we use Adjusted EBITA in the incentive compensation programs applicable to some of our employees in order to evaluate our Company’s performance. Our management recognizes that Adjusted EBITA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. Management also reviews operating income and net income as well as the specific items that are excluded from Adjusted EBITA, but included in net income or operating income, as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of Adjusted EBITA to net income that accompany our disclosure documents containing non-GAAP financial measures, including the reconciliations contained in this MD&A.
We believe that the presentation of Adjusted EBITA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. In addition, as more fully described below, we believe that providing Adjusted EBITA, together with a reconciliation of this non-GAAP financial measure to net income, helps investors make comparisons between our Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, Adjusted EBITA is intended to provide a supplemental way of comparing our Company with other public companies and is not intended as a substitute for comparisons based on net income or operating income. In making any comparisons to other companies, investors need to be aware that companies may use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under the applicable rules of the SEC.
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net loss:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net (Loss) Income Available to IPG Common Stockholders to Adjusted EBITA for the second quarter and first half of 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Revenue	$1,853.4	$2,125.9	$3,825.5	$4,130.7

Adjusted EBITA Reconciliation:
Net (Loss) Income Available to IPG Common Stockholders [1]	$(45.6)	$169.5	$(40.9)	$161.5

Add Back:
Provision for income taxes	19.0	43.6	36.2	54.1
Subtract:
Total (expenses) and other income	(65.4)	(47.7)	(121.3)	(96.6)
Equity in net loss of unconsolidated affiliates	0.0	(0.1)	(0.2)	(0.4)
Net (income) loss attributable to noncontrolling interests	(1.7)	(3.3)	0.4	(1.8)
Operating Income [1]	40.5	264.2	116.4	314.4
Add Back:
Amortization of acquired intangibles	21.8	21.3	43.1	42.9
Adjusted EBITA [1]	$62.3	$285.5	$159.5	$357.3
Adjusted EBITA Margin on Net Revenue [1]	3.4%	13.4%	4.2%	8.6%

1
Calculations include restructuring charges of $112.6 for the three and six months ended June 30, 2020 and $2.1 and $33.9 for the three and six months ended June 30, 2019, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the Consolidated Financial Statements for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the second quarter of 2020. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of June 30, 2020, and December 31, 2019, approximately 98% and 97%, respectively, of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2019 Annual Report, on Form 10-K (the “2019 Annual Report”) which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report are not the only risks facing the Company. For example, these risks now include the impacts from the novel coronavirus (“COVID-19”) outbreak on the Company’s business, financial condition and results of operations. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The risk factors included in our 2019 Annual Report should be read in conjunction with the updated risks described below.

•	The COVID-19 outbreak has adversely impacted our business, financial condition and results of operations, and the extent of the continuing impact is highly uncertain and cannot be predicted.
The global spread of COVID-19 has created significant worldwide operational volatility, uncertainty and disruption. The COVID-19 pandemic has adversely impacted our business, financial condition and results of operations, and the extent of the continuing impact will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration, severity and scope of the outbreak;

•
governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;

•	the impact of the outbreak on the financial markets and economic activity generally;

•	the effect of the outbreak on our clients and other business partners;

•	our ability to access usual sources of liquidity on reasonable terms;

•	our ability to comply with the financial covenant in our Credit Agreement if the material economic downturn results in increased indebtedness or substantially lower EBITDA;

•	potential goodwill or impairment charges;

•	our ability to achieve the benefits of the 2020 restructuring plan and other cost-saving initiatives;

•	increased cybersecurity risks as a result of remote working conditions;

•	our ability during the outbreak to provide our services, including the health and wellbeing of our employees; and

•	the ability of our clients to pay for our services during and following the outbreak.
The COVID-19 outbreak has significantly increased financial and economic volatility and uncertainty. The continued downturn in the economy has had, and we expect will continue to have, a negative impact on many of our clients. Some clients have responded to the current economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services. In addition, many businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets we serve. All of the foregoing has impacted, and will likely continue to impact, our business, financial condition, results of operations and forward-looking expectations.
Furthermore, modified processes, procedures and controls have been required to respond to the changes in our business environment, as the vast majority of our employees have continued to work from home and many onsite locations remain closed. The significant increase in remote working of our employees may exacerbate certain risks to our business, including the increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.
The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our 2019 Annual Report, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented, complex and continually evolving, the other potential impacts to our risk factors that are described in our 2019 Annual Report are uncertain. See Item 1A, Risk Factors, in our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2020 to June 30, 2020:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	25,573	$17.40	—	$338,421,933
May 1 - 31	9,558	$16.90	—	$338,421,933
June 1 - 30	3,253	$16.81	—	$338,421,933
Total	38,384	$17.22	—

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

3
In February 2017, the Company's Board of Directors (the “Board”) authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the “2017 Share Repurchase Program”). In February 2018, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2017 Share Repurchase Program. On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition, and no shares were repurchased pursuant to the share repurchase programs in the periods reflected. There are no expiration dates associated with the share repurchase programs.

Item 5.	Other Information
On July 28, 2020, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 1, 2019, among the Company, the lenders and agents named therein and Citibank, N.A., as administrative agent (the “Credit Agreement”), and Amendment No. 1 to the 364-Day Credit Facility, dated as of March 27, 2020, among the Company, the lenders and agents named therein and Citibank, N.A., as administrative agent (the “364-Day Credit Facility”) (together, the “Amendments”). The Amendments increased the maximum leverage ratio covenant to 4.25x in the case of the 364-Day Credit Facility and, in the case of the Credit Agreement, to (i) 4.25x through the quarter ended June 30, 2021, and (ii) 3.50x thereafter. Amendment No. 1 to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) for any borrowings we make under the Credit Agreement if our long-term public debt ratings are BB+/Ba1 or below at the time of borrowing. We have the option to terminate Amendment No. 1 to the Credit Agreement at any time, provided that at the time we deliver a termination notice the leverage ratio as of the end of the most recently ended fiscal quarter did not exceed 3.50x. The Credit Agreement reverts to its original terms on June 30, 2021, or following any such early termination, whichever is earlier. We paid amendment fees of $2.0 million in connection with the Amendments.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, made as of January 1, 2020, entered into on July 29, 2020, between the Company and Ellen Johnson.

10.2
Amendment No. 1, dated as of July 28, 2020, to the Amended and Restated Credit Agreement, dated as of November 1, 2019, among the Company, the lenders and agents named therein and Citibank, N.A., as administrative agent.

10.3
Amendment No. 1, dated as of July 28, 2020, to the 364-Day Credit Facility, dated as of March 27, 2020, among the Company, the lenders and agents named therein and Citibank, N.A., as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2020. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: July 31, 2020

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 31, 2020