Form 10-K
period 2020-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2021-02-22
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2020, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $6.5 billion. The number of shares of the registrant’s common stock outstanding as of February 11, 2021 was 390,677,929.

DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2021 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of the Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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
•the impacts of the novel coronavirus (COVID-19) pandemic and the measures to contain its spread, including social distancing efforts and restrictions on businesses, social activities and travel, any failure to realize anticipated benefits from the rollout of COVID-19 vaccination campaigns and the resulting impact on the economy, our clients and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
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
•developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, including laws and regulations related to data protection and consumer privacy; and
•failure to fully realize the anticipated benefits of the our 2020 restructuring actions and other cost-savings initiatives.
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

About Us
We are one of the world’s premier global advertising and marketing services companies. With approximately 50,200 employees and operations in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations, specialized communications disciplines and data management. Our agencies create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With operations in over 100 countries, we can operate in a single region or deliver global integrated programs.
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

Our Brands
Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global networks: McCann Worldgroup, Foote, Cone & Belding ("FCB") and MullenLowe Group, which provide integrated, large-scale advertising and marketing solutions for clients. Our Media, Data and Technology offerings are comprised of Mediabrands' global media services, Acxiom's data and technology capabilities, Kinesso's data-driven marketing solutions, and Matterkind, an innovative media investment offering. We also have a range of best-in-class global specialized communications assets as well as premier domestic integrated and global digital agencies that are industry leaders.
•Media, Data and Technology offerings provide strategic media planning and buying services as well as data management and leading marketing technology services. Our media services agencies manage tens of billions of dollars in marketing investment on behalf of their clients, providing strategic counsel and advisory services to navigate the fast-evolving consumer and media landscape. Full-service global media agencies within the Mediabrands network include UM and Initiative. Additional leading brands and specialist business units include IPG Media Lab, MAGNA, Orion Holdings, Rapport and Reprise. Media solutions are developed and executed through integrated, data-driven marketing strategies. Acxiom, which IPG acquired in 2018, provides the data foundation for many of the world’s largest and most sophisticated marketers. Acxiom's solutions help clients organize, cleanse and store data in a responsible and ethical manner and enhance our ability to provide data-driven marketing insights to our clients. Kinesso, the marketing technology company IPG launched in October 2019, provides the tools and services required to help marketers make traditional and addressable media activation faster, better and more effective through the use of data. In May 2020, we launched Matterkind, an innovative offering that optimizes client media investment, holistically and in real time, across all addressable media channels.
•McCann Worldgroup is a leading global marketing solutions network united across 100+ countries by a single vision: to help brands play a meaningful role in people's lives. McCann was recognized by the Effies as the world's most creatively-effective marketing services company in 2020. The network is comprised of McCann (advertising), MRM (science/technology/relationship marketing), Momentum Worldwide (total brand experience), McCann Health (professional/dtc communications), and CRAFT (production). McCann is aligned with our marketing services agencies including Weber Shandwick (public relations) and FutureBrand (consulting/design).

•FCB is a global marketing communications company, named Adweek's Global Network of the Year for 2020. Based on an understanding of diversified markets and cultures, FCB focuses on creating “Never Finished” ideas for clients that reflect each brand’s past and anticipate its future. FCB also offers a range of best-in-class, integrated and specialist marketing capabilities: FCB Health, one of the world’s most awarded healthcare marketing networks; shopper-first agency FCB/RED; experiential agency FCBX; production studios Lord + Thomas and FuelContent; CRM agency FCB/SIX; and digital agency New Honor Society.
•MullenLowe Group is a creatively driven integrated marketing communications network with a strong entrepreneurial heritage and challenger mentality. A global creative boutique of distinctive diverse agencies, MullenLowe Group is networked in more than 65 markets. Within the Group's distinctive hyperbundled-operating model, global specializations include expertise in brand strategy, and through-the-line advertising with MullenLowe; digital transformation with MullenLowe Profero; media and communications planning and buying with Mediahub; customer experience activation with MullenLowe Open; and consumer and corporate PR with MullenLowe PR and MullenLowe salt. The group is focused on delivering an “Unfair Share of Attention” for clients and is consistently ranked among the most awarded creative and effective agency networks in the world. Mediahub was named Ad Age Media Agency of the Year in 2020.
•Our IPG DXTRA group, the rebranded Constituency Management Group (CMG), is a global collective of 27 marketing specialty brands, anchored across Weber Shandwick, Golin, Octagon, Jack Morton and FutureBrand. IPG DXTRA companies bring together unique combinations of in-demand skills and expertise for clients, including experiential, public relations, crisis and issues management, sponsorships, innovation, brand, influencer, digital, social and analytics in categories as diverse as sports, healthcare, entertainment, CPG, luxury, tech and financial services. DXTRA has exceptional global marketing specialists across a range of disciplines, including industry-leading public relations agencies such as Weber Shandwick, Golin, DeVries Global, Axis, and Current Global have expertise in every significant area of communication management. Jack Morton is a global brand experience agency, and FutureBrand is a leading brand consultancy. Octagon is a global sports, entertainment and lifestyle marketing agency.
•Our domestic integrated independent and digital specialist agencies include some of advertising's most recognizable and storied agency brands, including Carmichael Lynch, Deutsch, Hill Holliday, Huge, and R/GA. The marketing programs created by these agencies incorporate all media channels, CRM, public relations and other digital marketing activities and have helped build some of the most powerful brands in the United States, across all sectors and industries.
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
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:
•Investment in leading talent: We believe our continued ability to attract and develop top talent and to be the industry’s employer of choice for an increasingly diverse workforce have been key differentiators for IPG. We continue to acquire and develop top strategic, creative and digital talent from a range of backgrounds.
•Growing digital capabilities: Our investments in talent and technology - organically growing digital capabilities such as search, social, user experience (UX), content creation, analytics, and mobile across the portfolio - promise to drive further growth in this dynamic sector of our business. We continue to internationalize our powerful digital specialist agencies.
•Data-fueled offerings: Media and marketing is increasingly centered around the ability to manage data to create deeper direct customer relationships. Acxiom provides the tools to help our clients connect with individual consumers at scale. Kinesso furthers this vision by bringing together top data and technology talent with addressable media experts to develop software that amplifies clients' marketing and leverages Acxiom’s assets and capabilities.

•Investments in emerging and strategic markets: We strengthen our position in global markets by driving organic growth as well as completing strategic acquisitions.
•Integrated marketing solutions: A differentiating aspect of our business is our utilization of “open architecture” solutions that integrate the best talent from throughout the organization to fulfill the needs of our clients.

Together, these steps have built a culture of strategic creativity and high performance across IPG. Despite the challenges faced by our industry, clients and workforce, in 2020 we once again delivered sector-leading performance. This result demonstrates the continued competitiveness of our offerings, the value of our long-term strategy, and the strength of our culture, which is especially significant during such unprecedented times.
In 2020, at the agency level, IPG continues to be recognized for having many of the industry’s most vibrant brands. Two of our agencies were named as Adweek Agencies of the Year; FCB was named Global Agency of the Year and The Martin Agency was named U.S Agency of the Year. Six of our agencies were honored by Ad Age on its A-List and related rankings, and once again our company led the industry in terms of number of agencies recognized on the trade publication’s prestigious annual ranking of the industry’s top marketing and communications agencies. At the inaugural Campaign U.S. Agency of the Year Awards, held in 2020, IPG took home eight honors, more than the number of awards won by all other holding companies combined; these awards, which are judged by clients, recognize inspired leadership, creative excellence, outstanding business performance and overall achievements for both agencies and individuals.
Data-fueled Offerings
IPG decided to incorporate data expertise into the core of the Company. Understanding data and its power is critical to the current and future success of our Company. We believe an ethical and conscious approach that respects consumer privacy, and promotes brand safety, will be crucial as we navigate increased regulation in the digital media space.
Going forward, we intend to continue to enhance the technology layer within our offerings and to build tech-enabled marketing solutions, informed by a holistic understanding of audiences. This will allow us to deliver personalized user experiences and more accountable marketing for brands. Ultimately, our vision for IPG is to be a key partner in ensuring that clients’ businesses thrive in the digital economy.
Emerging Economies and Strategic Regions
We continue to invest and expand our presence in emerging and strategic geographic regions. Over the last decade, we have made significant investments in Brazil, India and China, further strengthening our position in these important developing markets. Our operations in India are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with offices across 12 countries. In China, where we operate with most of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands and opportunistically acquire specialty offerings. Additional areas of investment include key strategic markets in North America, the United Kingdom, Europe, Asia Pacific, Latin America and Africa.
Diversity, Equity and Inclusion
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
We began our formal programs over a decade ago. Since then, IPG has seen notable improvements in the diversity of our workforce, and further progress is a management priority. In 2020, IPG became the first advertising holding company to release race and gender composition of its leadership based on its EEO-1 report, and we are committed to continuous transparency in this area. We believe that an environment that encourages respect and trust is key to a creative business like ours, and that a competitive advantage comes with having a variety of perspectives and beliefs in our workforce.
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
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in data and tech, e-commerce, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies.
Our People
Because of the service character of our business, the quality of personnel is of crucial importance to our continuing success, and our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. We conduct extensive employee training and development throughout our agencies and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.
As of December 31, 2020, we employed approximately 50,200 people, of which approximately 21,100 were employed in the United States.

As of December 31, 2020 [1]
Total	50,200
Domestic	21,100
International	29,100
United Kingdom	4,600
Continental Europe	6,200
Asia Pacific	9,000
Latin America	5,400
Other	4,000

1Numbers are approximate and may not total due to rounding
We employ a balanced approach in managing our human capital resources. Depending on where a human-capital management function is most effective or efficient, processes are either managed at the holding company or designated to our operating units to adopt strategies appropriate for their client sector, workforce makeup, talent requirements and business demands.
The holding company retains oversight of all human capital resources and activities, setting standards and providing support and policy guidance and sharing programs. At the corporate center, centralized human capital management processes include development of human resources governance and policy; executive compensation for senior leaders across the Company; benefits programs; succession planning focusing on the performance, development and retention of the Company’s senior-most executives and key roles in the operating units; and executive development.
IPG sets specific standards for human capital management and, on a yearly basis, assesses each operating unit’s performance in managing and developing its workforce. We undertake human capital initiatives with an aim of ensuring that employees have the high level of competence and commitment our businesses need to succeed. We formally assess our operating units against their efforts in the areas of people development, diversity and inclusion, performance management, talent acquisition and organization development in order to drive or support the units’ strategic business and growth goals. Accordingly, the operating units create and deploy skills-training programs, management training, employee goal-setting and feedback platforms, applicant-tracking systems, new-employee onboarding processes, and other programs intended to enhance the performance and engagement of the workforce.
As discussed above under Market Strategy — Diversity, Equity and Inclusion, diversity, equity and inclusion are essential priorities for IPG. Our goal is that our talent represents the diversity of our communities and consumers, with a corporate culture that drives belonging, well-being and growth. We believe that such a workplace will enable us to provide cultural insights to help our clients make authentic and responsible connections with their customers. The programs we provide in support of diversity, equity and inclusion include events, training and curated and bespoke content, research and tools, to foster awareness and action on an array of critical issues that we believe are vital for the recruitment, retention, advancement, well-being and belonging for people who are part of under-represented groups. We also foster business resource groups that offer programs on all facets of diversity and inclusion in support of specific communities of employees.
The events of the past year have highlighted the importance of providing emotional as well as material support to our employees in these demanding times. In response to the ongoing COVID-19 public health crisis, we provided increased support for our people through one-on-one and group therapy sessions, self-care workshops and management training. And, as we learned what we believed was working well for IPG, we offered counsel to our clients to address their own employee concerns during this time. During a period of heightened worldwide racial strife and unrest, we continued our active focus on inclusivity and equality. We released statistics around race and gender in our executive leadership; our Diversity and Inclusion team hosted neighborhood chats and ally conversations for employees globally, and we created bespoke resources for our employees like our “Inclusive at Work” website, which contains a “Racial Equality Center,” a “Manager’s Guide to Initial Responses to Racial Turmoil,” a “Guide to Personal Pronouns” and other resources.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as forced business closures and limits on operations, the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and demand for our services. Some businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets we serve. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic have negatively impacted and will likely continue to negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19 as well as the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.
At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, within days, 95 percent of our global workforce moved to a remote work environment. The majority of our worldwide workforce continues to work from home. We recognized the importance of regular communication to reassure employees and to keep them updated on our plans as the pandemic unfolded, and IPG was recognized with top honors at the Corporate Content Awards North America for its outstanding communication during the pandemic. We adopted an approach of “organized flexibility” to facilitate the new working environments and take into account the need of many employees to work during non-traditional hours and juggle home lives and work responsibilities.
We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives, which continue, to align our expenses with changes in revenue. The steps we have taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary reductions for our senior corporate management team.
Starting in the second quarter of 2020 and continuing through the year, the Company also took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. Most of these actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world.
We discuss these restructuring actions as well as steps to strengthen our financial position that we undertook in 2020 in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Financial Objectives
Our financial goals include competitive organic net revenue growth and expansion of Adjusted EBITA margin, as defined and discussed within the Non-GAAP Financial Measure section of the MD&A, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term shareholder value.
Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and IPG DXTRA. IAN is comprised of McCann Worldgroup, FCB, MullenLowe Group, Media, Data Services and Tech which includes Mediabrands, Acxiom, Kinesso and Matterkind, our digital specialist agencies and our domestic integrated agencies. IPG DXTRA is comprised of a number of our specialist marketing services offerings in public relations, sports and experiential marketing and branding. We also report results for the “Corporate and other” group. See Note 15 in Item 8, Financial Statements and Supplementary Data, for further information.

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
We also generate revenue from data and technology offerings and in negotiated fees from our public relations, sales promotion, experiential marketing, sports and entertainment marketing, and corporate and brand identity services.
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
Our revenue is typically lowest in the first quarter and highest in the fourth quarter.

	Consolidated Total Revenues for the Three Months Ended
	2020		2019		2018
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$2,359.8	26.0%	$2,361.2	23.0%	$2,169.1	22.3%
June 30	2,025.7	22.4%	2,520.2	24.7%	2,391.8	24.6%
September 30	2,125.5	23.5%	2,438.1	23.9%	2,297.5	23.7%
December 31	2,550.0	28.1%	2,901.8	28.4%	2,856.0	29.4%
	$9,061.0		$10,221.3		$9,714.4

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on net revenue accounted for approximately 20% of net revenue in 2020 and 17% in 2019. Our largest client accounted for approximately 3% of net revenue in both 2020 and 2019. Based on net revenue for the year ended December 31, 2020, our largest client sectors (in alphabetical order) were financial services, healthcare and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may change its marketing budget at any time.
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

Executive Officers of IPG

Name	Age	Office
Philippe Krakowsky [1]	58	Chief Executive Officer
Michael I. Roth [1]	75	Executive Chairman of the Board
Ellen Johnson	55	Executive Vice President and Chief Financial Officer
Andrew Bonzani	57	Executive Vice President and General Counsel
Christopher F. Carroll	54	Senior Vice President, Controller and Chief Accounting Officer

1Also a Director
There is no family relationship among any of the executive officers.
Mr. Krakowsky is Chief Executive Officer of IPG, a role he assumed on January 1, 2021. He is also a member of IPG’s Board of Directors. Prior to being named IPG's CEO, Mr. Krakowsky served as the company’s Chief Operating Officer beginning in September 2019, managing business operations across Interpublic, with direct oversight of IPG’s independent companies including Carmichael Lynch, Deutsch, Hill Holliday, Huge and R/GA and IPG's Media, Data and Technology offerings including IPG Mediabrands, Acxiom, Kinesso and Matterkind. During that time, Mr. Krakowsky was also Chairman of IPG Mediabrands. Over the course of his nearly two-decade tenure at IPG, Mr. Krakowsky has also led the strategy, talent, communications and business development functions for the holding company. Before taking on the COO role at IPG, Mr. Krakowsky spent a number of years as CEO of Mediabrands, leading the 10,500-person media investment unit, as well as served as interim-CEO of FCB. From February 2011 until assuming the role of COO, Mr. Krakowsky was also IPG’s Chief Strategy and Talent Officer, where he oversaw key functions that have been vital to the company’s development and growth.
Mr. Roth became Executive Chairman of the Board, effective January 1. 2021. Prior to that time, Mr. Roth served as Chairman of the Board and Chief Executive Officer from January 2005 to December 31, 2020, and as Chairman of the Board from July 2004 to January 2005. Mr. Roth served as Chairman and Chief Executive Officer of The MONY Group Inc. from February 1994 to June 2004. Mr. Roth has been a member of the Board of Directors of IPG since February 2002. He is also non-executive chairman of the board of Pitney Bowes Inc. and a director of Ryman Hospitality Properties.
Ms. Johnson became Executive Vice President and Chief Financial Officer of the Company, effective January 1, 2020. Prior to that time, Ms. Johnson served as Senior Vice President of Finance and Treasurer from February 2013 to December 31, 2020, and as Senior Vice President and Treasurer from October 2004 to February 2013. She served as Executive Vice President, Chief Financial Officer of The Partnership, a division of IPG from May 2004 to October 2004, and prior to that, served as Assistant Treasurer, International from February 2000 to May 2004.
Mr. Bonzani was hired as Senior Vice President, General Counsel and Secretary in April 2012. He was promoted to Executive Vice President, General Counsel and Secretary in February 2019 and now serves as Executive Vice President and General Counsel as of February 2021. Prior to joining IPG, Mr. Bonzani worked at IBM for 18 years, holding a number of positions in the legal department, most recently as Vice President, Assistant General Counsel and Secretary from July 2008 to March 2012.
Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. In 2017, Mr. Carroll assumed additional responsibilities as Chief Financial Officer for DXTRA. Mr. Carroll served as Senior Vice President and Controller of McCann Worldgroup from November 2005 to March 2006. Prior to joining us, Mr. Carroll served in various Chief Accounting Officer and Controller roles, as well as a Financial Vice President at Lucent Technologies, Inc. and began his professional career at PricewaterhouseCoopers from October 1991 to September 2000.

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
Risks Related to the Global Market and the Economy
•The COVID-19 pandemic has adversely impacted our business, financial condition and results of operations, and the extent of the continuing impact is highly uncertain and cannot be predicted.
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
•the effectiveness and timing of COVID-19 vaccination campaigns, or any perceived limitations of or setbacks in these efforts;
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
•potential goodwill or other impairment charges;
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
The potential effects of COVID-19 could also heighten the risks disclosed in many of our other risk factors that are included below, including as a result of, but not limited to, the factors listed above.
•Our results of operations are highly susceptible to unfavorable economic conditions.
We are exposed to risks associated with weak or uncertain regional or global economic conditions and disruption in the financial markets. Following the severe downturn in most markets following the outbreak of the COVID-19 pandemic, the global economy continues to be challenging. Economic downturns or uncertainty about the strength of the global economy generally, or economic conditions in certain regions or market sectors, and caution on the part of marketers, can have an effect on the demand for advertising and marketing communication services. In addition, market conditions can be and have been adversely affected by natural and human disruptions, such as natural disasters, public health crises, severe weather events, military conflict or civil unrest. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, including in connection with the outbreak of the COVID-19 pandemic, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions or other market disruptions that adversely affect client spending, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.
Risks Related to Our Industry and Operations
•We operate in a highly competitive industry.
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
•Clients may terminate or reduce their relationships with us on short notice.
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on net revenue accounted for approximately 20% of net revenue in 2020. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest, or our own exclusivity arrangements with certain clients. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.
•We may lose or fail to attract and retain key employees and management personnel.
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and factors which may be beyond our control. Changes to U.S. or other immigration policies or travel restrictions imposed as a result of public health, political or security concerns that restrain the flow of professional talent may inhibit our ability to staff our offices or projects. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility and significant use of third-party or temporary workers to staff new, growing or temporary assignments. If we were to fail to attract key personnel or lose them to competitors or clients, or fail to manage our workforce effectively, our business and results of operations could be adversely affected.
•If our clients experience financial distress, or seek to change or delay payment terms, it could negatively affect our own financial position and results.
We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, such as those resulting from the COVID-19 pandemic, could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity.
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
•International business risks could adversely affect our operations.
We are a global business, with agencies operating in over 100 countries, including every significant world market. Operations outside the United States represent a significant portion of our net revenues, approximately 35% in 2020. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, large-scale local or regional public health crises, and other difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, including the FCPA and the U.K. Anti-Bribery Act (2010), which can be comprehensive, complex and stringent, in all jurisdictions where we operate, certain of which present heightened compliance challenges. Export controls and economic sanctions, such as those maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury, can impose limitations on our ability to operate in certain geographic regions or to seek or service certain potential clients. These restrictions can place us at a competitive disadvantage with respect to those competitors who may not be subject to comparable restrictions. Failure to comply or to implement business practices that sufficiently prevent corruption or violation of sanctions laws could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm.
Given our substantial operations in the United Kingdom and Continental Europe, we face continued uncertainty surrounding the implementation and consequences of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” Under the withdrawal agreement negotiated between the U.K. and the E.U., the U.K. as of January 31, 2020, is no longer a member of the European Union. In December 2020 the U.K. and the E.U. reached agreement on the new rules that govern the relationship between them as of January 1, 2021. As the parties implement and adjust to their new relationship, it is possible that Brexit and changes resulting from Brexit will cause increased regulatory and legal complexities, large exchange rate fluctuations and negative economic impacts. These impacts and any increased restrictions on the free movement of labor, capital, goods and services between the United Kingdom and the remaining members of the European Union, could create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, and have an adverse effect on our business, financial results and operations.
In addition, in developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
•We are subject to industry regulations and other legal or reputational risks that could restrict our activities or negatively impact our performance or financial condition.
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
Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based, digital and targeted marketing. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. The European Union, for example, has recently tightened its rules on the transferability of data to the United States. Collection, processing, and storage of biometric identifiers has come under increasing regulation and is the subject of class action litigation. The costs of compliance with these laws and regulations may increase in the future as a result of the implementation of new laws or regulations, such as the GDPR and the CCPA, or changes in interpretations of current ones, such as the interpretation of existing consumer protection laws as imposing restrictions on the online collection, storage and use of personal data. Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in penalties or significant legal liability.

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
•We rely extensively on information technology systems and could face cybersecurity risks.
We rely extensively and increasingly on information technologies and infrastructure to manage our business, including digital storage of marketing strategies and client information, develop new business opportunities and digital products, and process business transactions. Our business operations depend on the secure processing, storage, and transmission of confidential and sensitive information over the internet and through interconnected systems. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, phishing attacks and other attempts to gain access to confidential or personal data, denial of service attacks or other malicious activities is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. We are increasingly the target of hackers, denial of service attacks, malicious code, and other threat actors, which can result in the unauthorized access, misuse, loss, or destruction of data (including confidential and sensitive data), unavailability of services, or other adverse events.
Our business, which increasingly involves the collection, use and transmission of customer data, may make us and our agencies attractive targets for malicious third-party attempts to access this data. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. We utilize in-house and third parties, including third-party “cloud” computing services, to perform key operational functions, including the storage, transfer or processing of data. System failures or network disruptions or breaches in the systems of such in-house or third parties could adversely affect our reputation or business. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our systems and the confidential and sensitive information we maintain and process. Despite our best efforts, however, the threat landscape is constantly evolving. A cybersecurity incident or data breach affecting the confidentiality, integrity, or availability of the information we process, our data systems, or those operated on our behalf by third-party service providers could adversely affect our ability to manage our risk exposure and could significantly harm our business. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase our potential vulnerability to such breakdowns, malicious intrusions or attacks.
Data privacy or cybersecurity breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personally identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information and damage our reputation. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies and cyberattack techniques change frequently, or are not recognized until successful and efforts to overcome security measures become more sophisticated. We operate worldwide, and the legal rules governing data transfers are often complex, conflicting, unclear or ever-changing. Increased privacy and cybersecurity requirements may increase our operating costs and negatively impact our business.
•We face risks associated with our acquisitions and other investments.
We regularly undertake acquisitions and other investments that we believe will enhance our service offerings to our clients, such as our acquisition of Acxiom in 2018. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. Our customary business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved may be unsuccessful in ascertaining or evaluating all such risks. Though we typically structure our acquisitions to provide for future contingent purchase payments that are based on the future performance of the acquired entity, our forecasts of the investment’s future performance also factor into the initial consideration. When actual financial results differ, our returns on the investment could be adversely affected.

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
•The costs of compliance with sustainability or other environmental, social responsibility or governance (ESG) laws, regulations or policies, including investor and client-driven policies and standards, could adversely affect our business.
As a non–location–specific, non–manufacturing service business we have to date been sheltered from or able to mitigate many direct impacts from climate change and related laws and regulations. We are, however, increasingly impacted by the effects of climate change and laws and regulations related to other sustainability concerns, and, we could incur related costs indirectly through our clients or investors. Increasingly our clients request that we comply with their own social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us, and ESG issues are increasingly a focus of the investor community. For example, some clients and investors are requesting that we commit to a net-zero carbon emissions goal and timeframe. Our compliance with these policies and related certification requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation. If large shareholders were to reduce their ownership stakes in our Company as a result of dissatisfaction with our policies or efforts in this area, there could be negative impact on our stock price, and we could also suffer reputational harm. Further, if clients’ costs are adversely affected by climate change or related laws and regulations, this could negatively impact their spending on our advertising and marketing services. We could also face increased prices from our own suppliers that face climate change-related costs and seek to pass on their increased costs to their customers.
Risks Related to Our Financial Condition and Results
•Our financial condition could be adversely affected if our available liquidity is insufficient.
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
Under our commercial paper program, we are authorized to issue short-term debt up to an aggregate amount outstanding at any time of $1.5 billion, which we use for working capital and general corporate purposes. Borrowings under the commercial paper program are supported by our $1.5 billion committed corporate credit facility (the “Credit Agreement”). If credit under the Credit Agreement or our ability to access the commercial paper market were unavailable or insufficient, our liquidity could be adversely affected.
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
•In connection with the Acxiom acquisition, we incurred a substantial amount of additional debt.
On October 1, 2018, we completed the acquisition of Acxiom for approximately $2.3 billion, including customary closing adjustments. The indebtedness we incurred to fund the Acxiom acquisition significantly increased our outstanding debt levels and will require us to dedicate a substantial portion of our cash flow to servicing this debt. As of December 31, 2020, we had an aggregate principal amount of $750.0 million of senior notes set to mature within two years. If we are unable to generate sufficient funds to meet our obligations under our credit facilities or the debt securities we issued in connection with the acquisition, we may be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash through the sale of our common stock or convertible securities, and there could be a negative impact on our credit ratings. We cannot assure you that we would be able to obtain refinancing on terms as favorable as our current financing or that any restructuring, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet our obligations. If we were to raise additional funds through the issuance of equity or convertible securities, that issuance could also result in substantial dilution to existing stockholders.
•Downgrades of our credit ratings could adversely affect us.
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
•Our earnings would be adversely affected if we were required to recognize asset impairment charges or increase our deferred tax valuation allowances.
We evaluate all of our long-lived assets (including goodwill, other intangible assets, fixed assets and operating lease right-of-use assets), investments and deferred tax assets for possible impairment or realizability annually or whenever there is an indication that they are impaired or not realizable. If certain criteria are met, we are required to record an impairment charge or valuation allowance.
As of December 31, 2020, we had substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $4.9 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see Critical Accounting Estimates in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Our financial results are exposed to exchange rate risk.
Because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Argentine Peso, Brazilian Real, Indian Rupee, Mexican Peso and South African Rand, fluctuations in exchange rates between the U.S. Dollar and such currencies, including the persistent strength of the U.S. Dollar in recent periods, may adversely affect our financial results.
•We may not be able to meet our performance targets and milestones.
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
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. Beginning in the second quarter of 2020 and continuing through the fourth quarter, we took restructuring actions to lower our operating expenses based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations. These actions reduced our global real estate footprint by approximately 15% or 1,700,000 square feet. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information on our lease commitments and the discussion under “2020 Restructuring Plan” in our Item 7 MD&A for further detail on our 2020 restructuring actions.

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
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “IPG”. As of February 11, 2021, there were approximately 9,000 registered holders of our outstanding common stock.
We announced on February 10, 2021 that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.27 per share, payable on March 15, 2021 to holders of record as of the close of business on March 1, 2021. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

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

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2020 to December 31, 2020.

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

1In February 2017, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2017 Share Repurchase Program"). In February 2018, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2017 Share Repurchase Program. On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition, and no shares were repurchased pursuant to the share repurchase programs in the periods reflected. There are no expiration dates associated with the share repurchase programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)

	Years ended December 31,
Statement of Operations Data	2020	2019	2018 [1]	2017	2016
Revenue:
Net revenue	$8,064.5	$8,625.1	$8,031.6	$7,473.5	$7,452.3
Billable expenses	996.5	1,596.2	1,682.8	1,574.1	1,603.9
Total Revenue	9,061.0	10,221.3	9,714.4	9,047.6	$9,056.2
Operating Expenses:
Salaries and related expenses	5,345.0	5,568.8	5,298.3	4,990.7	4,942.2
Office and other direct expenses	1,367.9	1,564.1	1,355.1	1,269.2	1,274.6
Billable expenses	996.5	1,596.2	1,682.8	1,574.1	1,603.9
Cost of services	7,709.4	8,729.1	8,336.2	7,834.0	7,820.7
Selling, general and administrative expenses [2]	58.8	93.8	166.5	118.5	138.6
Depreciation and amortization [3]	290.6	278.5	202.9	157.1	160.2
Restructuring charges [4]	413.8	33.9	0.0	(0.4)	0.3
Total operating expenses	8,472.6	9,135.3	8,705.6	8,109.2	8,119.8
Operating income	588.4	1,086.0	1,008.8	938.4	936.4
Provision for income taxes [5]	8.0	204.8	199.2	271.3	196.9
Net income [6]	354.2	673.9	637.7	570.4	629.0
Net income available to IPG common stockholders [6]	351.1	656.0	618.9	554.4	605.0

Earnings per share available to IPG common stockholders:
Basic [7]	$0.90	$1.70	$1.61	$1.42	$1.52
Diluted [7]	$0.89	$1.68	$1.59	$1.40	$1.48

Weighted-average number of common shares outstanding:
Basic	389.4	386.1	383.3	389.6	397.9
Diluted	393.2	391.2	389.0	397.3	408.0

Dividends declared per common share	$1.02	$0.94	$0.84	$0.72	$0.60

Other Financial Data
Net cash provided by operating activities	$1,847.2	$1,529.2	$565.1	$881.8	$512.8

	As of December 31,
Balance Sheet Data	2020	2019	2018	2017	2016
Cash and cash equivalents and marketable securities	$2,510.9	$1,192.2	$673.5	$791.0	$1,100.6
Total assets	18,042.7	17,751.9	15,620.3	12,704.7	12,511.8
Total debt	3,466.3	3,326.3	3,734.0	1,372.5	1,690.3
Total liabilities	15,005.7	14,761.6	13,019.6	10,206.3	10,168.6
Total stockholders’ equity	2,943.9	2,825.6	2,432.8	2,246.3	2,090.4

1On October 1, 2018, the Company completed its acquisition of Acxiom. See Note 6 in Item 8, Financial Statements and Supplementary Data, for further detail on the acquisition.
2The year ended December 31, 2018 included transaction costs directly related to the acquisition of Acxiom of $35.0.
3The years ended December 31, 2020, 2019, 2018, 2017 and 2016 included amortization of acquired intangibles of $85.9, $86.0, $37.6, $21.1 and $21.9, respectively.
4Starting in the second quarter of 2020 and continuing through the year, the Company took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. In the first quarter of 2019, the Company implemented a cost initiative to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018. See Note 11 in Item 8, Financial Statements and Supplementary Data, for further detail regarding the restructuring charges.

5The year ended December 31, 2020 included a net benefit of $122.6 related to the net impact of various discrete tax items, a benefit of $5.0 related to net losses on the sales of businesses, a benefit of $16.9 related to amortization of acquired intangibles, and a benefit of $93.1 related to restructuring charges. The year ended December 31, 2019 included a benefit of $16.9 related to amortization of acquired intangibles, a benefit of $7.6 related to Q1 2019 restructuring charges, a benefit of $0.4 related to net losses on the sale of businesses, and a benefit of $39.2 related to the net impact of various discrete tax items. The year ended December 31, 2018 included a benefit of $12.1 from transaction costs directly related to the acquisition of Acxiom, a benefit of $23.4 related to the net impact of various discrete tax items, and a benefit of $4.8 related to amortization of acquired intangibles. The year ended December 31, 2017 primarily included a benefit of $36.0 related to the net effect of the Tax Cuts and Jobs Act. The year ended December 31, 2016 primarily included a net reversal of valuation allowances of $12.2, a benefit of $23.4 related to the conclusion and settlement of a tax examination of previous years and a benefit of $44.6 related to refunds to be claimed on future amended U.S. federal returns.
6The years ended December 31, 2020, 2019, 2018, 2017 and 2016 included after-tax losses of $62.0, $45.9, $59.7, $16.7 and $39.0, respectively, on sales of businesses. The year ended December 31, 2018 included after-tax transaction costs directly related to the acquisition of Acxiom of $36.5.
7Refer to "Earnings Per Share" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further detail on the basic and diluted earnings per share impacts for the years ended December 31, 2020, 2019, and 2018. Basic and diluted earnings per share for the year ended December 31, 2017 included negative impacts of $0.05 from the amortization of acquired intangibles, and negative impacts of $0.04 from losses on sales of businesses and the classification of certain assets as held for sale, offset by net positive impacts of $0.09 as a result of the Tax Act. Basic and diluted earnings per share for the year ended December 31, 2016 included a positive impact of $0.20 per share from various discrete tax items, partially offset by a negative impact of $0.10 per share from losses on sales of businesses and the classification of certain assets as held for sale and $0.05 from the amortization of acquired intangibles.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2020 compared to 2019 and 2019 compared to 2018.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 17 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2020 or that have not yet been required to be implemented and may be applicable to our future operations.
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

EXECUTIVE SUMMARY
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as forced business closures and limits on operations, the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and demand for our services. Some businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets we serve. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic have negatively impacted and will likely continue to negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19 as well as the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.
We have taken steps to protect the safety of our employees, and to support their working arrangements, with a majority of our worldwide workforce continuing to work from home. We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives, which continue, to align our expenses with changes in revenue. The steps we have taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary reductions for our senior corporate management team.
Starting in the second quarter of 2020 and continuing through the year, the Company took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). Most of these actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations, which continues, to address certain operating expenses such as occupancy expense and salaries and related expenses. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management.
We saw the effects of COVID-19 on client spending throughout the year, beginning in March, first in the Asia Pacific region in the first quarter and subsequently in the U.S., Europe and other markets. Growth in our retail and healthcare sector clients was offset by broad-based declines across most other sectors due to economic conditions, though more so in our second

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
quarter than our third and fourth quarters, with the greatest declines in our experiential and events businesses. We saw continued negative impacts on our fourth-quarter results as clients continue to respond to the current economic conditions by reducing their marketing budgets, which affected the demand for our services. We expect many of these trends will continue in 2021, with prospects for general economic recovery and improved financial performance in the second half of the year depending on the progression of the pandemic and the efficacy and speed of vaccination efforts globally. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.
We have also taken steps to strengthen our financial position during this period of heightened uncertainty, as discussed in more detail under the “Liquidity and Capital Resources” section in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). On March 30, 2020, we issued $650.0 aggregate principal amount of 4.75% senior unsecured notes due 2030 (the “4.75% Senior Notes”) and on March 27, 2020, we entered into a new $500.0 364-day revolving credit facility. On July 28, 2020, we entered into amendments to our committed corporate credit facility and our new 364-day credit facility to increase our flexibility under the maximum leverage ratio covenant in each facility. We believe these steps will further enhance our financial resources as we navigate the period ahead.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the year ended December 31, 2020 were the Brazilian Real, Argentine Peso, Mexican Peso, Indian Rupee and South African Rand.

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
The metrics that we use to evaluate our financial performance include organic change in net revenue as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated net revenue, as well as Adjusted EBITA. These metrics are also used by management to assess the financial performance of our reportable segments, Integrated Agency Networks ("IAN") and IPG DXTRA ("DXTRA"). In certain of our discussions, we analyze net revenue by geographic region and by business sector, in which we focus on our top 500 clients, which typically constitute approximately 80% to 85% of our annual consolidated net revenues.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table presents a summary of our financial performance for the years ended December 31, 2020, 2019 and 2018.

	Years ended December 31,			Change
				2020 vs 2019	2019 vs 2018
Statement of Operations Data	2020	2019	2018	% Increase/ (Decrease)	% Increase/ (Decrease)
REVENUE:
Net revenue	$8,064.5	$8,625.1	$8,031.6	(6.5)%	7.4%
Billable expenses	996.5	1,596.2	1,682.8	(37.6)%	(5.1)%
Total revenue	$9,061.0	$10,221.3	$9,714.4	(11.4)%	5.2%

OPERATING INCOME [1,2]	$588.4	$1,086.0	$1,008.8	(45.8)%	7.7%

Adjusted EBITA [1,2,3]	$674.3	$1,172.0	$1,046.4	(42.5)%	12.0%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$351.1	$656.0	$618.9

Earnings per share available to IPG common stockholders:
Basic [1,2]	$0.90	$1.70	$1.61
Diluted [1,2]	$0.89	$1.68	$1.59

Operating Ratios
Organic change in net revenue	(4.8)%	3.3%	5.5%

Operating margin on net revenue [1,2]	7.3%	12.6%	12.6%
Operating margin on total revenue [1,2]	6.5%	10.6%	10.4%

Adjusted EBITA margin on net revenue [1,2,3]	8.4%	13.6%	13.0%

Expenses as a % of net revenue:
Salaries and related expenses	66.3%	64.6%	66.0%
Office and other direct expenses	17.0%	18.1%	16.9%
Selling, general and administrative expenses [1]	0.7%	1.1%	2.1%
Depreciation and amortization	3.6%	3.2%	2.5%
Restructuring charges [2]	5.1%	0.4%	0.0%

1In 2018, results include transaction costs of $35.0 related to the Acxiom acquisition.
2In 2020, results include restructuring charges of $413.8. In 2019, results include restructuring charges of $33.9. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
3Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholder before provision for incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net income attributable to noncontrolling interests and amortization of acquired intangibles. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
Our organic net revenue decrease of 4.8% for the year ended December 31, 2020 was primarily due to the impact of the COVID-19 pandemic on advertising, marketing and media spending in the auto and transportation, technology and telecom, consumer goods and financial services sectors, partially offset by a combination of net client wins and net higher spending from existing clients in the healthcare and retail sectors. During the year ended December 31, 2020, our Adjusted EBITA margin on net revenue decreased to 8.4% from 13.6% in the prior-year period. The decrease was primarily due to restructuring charges taken to lower our leased real estate, a result of the increased role in our operations of work from home arrangements for our workforce, in response to the global health crisis, discussed in the "Results of Operations" section.
Our organic net revenue increase of 3.3% for the year ended December 31, 2019 was driven by growth across nearly all geographic regions, attributable to a combination of net higher spending from existing clients and net client wins, most notably in the financial services, healthcare, retail and technology and telecom sectors, partially offset by a decrease in the auto and transportation sector. During the year ended December 31, 2019, our Adjusted EBITA margin on net revenue grew to 13.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
from 13.0% in the prior-year period as the increase in net revenue outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles.

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

	Year ended December 31, 2019	Components of Change			Year ended December 31, 2020	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$8,625.1	$(68.5)	$(79.1)	$(413.0)	$8,064.5	(4.8)%	(6.5)%
Domestic	5,386.1	0.0	(20.9)	(153.8)	5,211.4	(2.9)%	(3.2)%
International	3,239.0	(68.5)	(58.2)	(259.2)	2,853.1	(8.0)%	(11.9)%
United Kingdom	727.0	2.4	1.7	(66.8)	664.3	(9.2)%	(8.6)%
Continental Europe	742.4	5.9	(31.9)	(32.8)	683.6	(4.4)%	(7.9)%
Asia Pacific	858.3	(7.9)	(23.4)	(116.5)	710.5	(13.6)%	(17.2)%
Latin America	389.9	(63.8)	(4.1)	1.4	323.4	0.4%	(17.1)%
Other	521.4	(5.1)	(0.5)	(44.5)	471.3	(8.5)%	(9.6)%
The organic decrease in our domestic market was primarily due to the impact of the pandemic on the economy at our sports and experiential marketing businesses, primarily due to sports and other event cancellations, and on our discretionary digital project-based offerings. The decreases were partially offset by growth at our advertising and media businesses. In our international markets, the organic decrease was primarily driven by the revenue declines at our advertising and sports and experiential marketing businesses and public relations agencies, primarily in the Asia Pacific and United Kingdom regions as well as the revenue declines at our media businesses, primarily in the Continental Europe and Asia Pacific regions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
Salaries and Related Expenses

	Years ended December 31,			Change
				2020 vs 2019	2019 vs 2018
	2020	2019	2018	% Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and related expenses	$5,345.0	$5,568.8	$5,298.3	(4.0)%	5.1%

As a % of net revenue:
Salaries and related expenses	66.3%	64.6%	66.0%
Base salaries, benefits and tax	55.9%	54.5%	54.9%
Incentive expense	3.8%	4.0%	4.4%
Severance expense	1.5%	0.6%	0.9%
Temporary help	3.8%	4.1%	4.2%
All other salaries and related expenses	1.3%	1.4%	1.6%
Salaries and related expenses decreased by 4.0% compared to our net revenue decline of 6.5% during the year ended December 31, 2020 as compared to the prior-year period. The decrease was primarily driven by reductions in base salaries, benefits and tax and lower incentive and temporary help expenses in response to the decline in net revenue, which was primarily due to the impact of the COVID-19 pandemic on economic conditions. The overall decreases were partially offset by increased severance expense.
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

Office and Other Direct Expenses

	Years ended December 31,			Change
				2020 vs 2019	2019 vs 2018
	2020	2019	2018	% Increase/ (Decrease)	% Increase/ (Decrease)
Office and other direct expenses	$1,367.9	$1,564.1	$1,355.1	(12.5)%	15.4%

As a % of net revenue:
Office and other direct expenses	17.0%	18.1%	16.9%
Occupancy expense	6.2%	6.3%	6.5%
All other office and other direct expenses [1]	10.8%	11.8%	10.4%

1Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by 12.5% compared to our net revenue decrease of 6.5% during the year ended December 31, 2020 as compared to the prior-year period. The decrease in office and other direct expenses was mainly due to decreases in travel and entertainment expenses and new business and promotion expenses as well as lower occupancy expense and professional consulting fees, partially offset by an increase in bad debt expense.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
percentage of net revenue decreased to 0.7% in 2020 from 1.1% in the prior-year period, primarily attributable to a decrease in employee insurance expense as well as lower incentive expense and a decrease in travel and entertainment expenses. SG&A as a percentage of net revenue decreased to 1.1% in 2019 from 2.1% in the prior-year period, primarily attributable to lower professional fees, mainly driven by transaction costs related to the Acxiom acquisition in 2018 and an increase in allocated service fees from Selling, General and Administrative expenses to Cost of Services, mainly as a result of the inclusion of Acxiom.
Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue was 3.6% in 2020, 3.2% in 2019 and 2.5% in 2018. The increases in 2019 compared to the prior-year period was primarily due to the inclusion of Acxiom. For the years ended December 31, 2020, 2019 and 2018, amortization of acquired intangibles was $85.9, $86.0 and $37.6, respectively.
Restructuring Charges

	Years ended December 31,
	2020	2019	2018
Severance and termination costs	$140.4	$22.0	$0.0
Lease restructuring costs	256.0	11.9	0.0
Other restructuring costs	17.4	0.0	0.0
Total restructuring charges	$413.8	$33.9	$0.0
2020 Restructuring Plan
Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). These actions continued through the fourth quarter and most are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations to address certain operating expenses such as occupancy expense and salaries and related expenses.
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2020
Severance and termination costs	$140.4	$4.5	$61.3	$74.6
Lease impairment costs	256.0	256.0	0.0	0.0
Other	17.4	5.1	12.3	0.0
Total	$413.8	$265.6	$73.6	$74.6

Our charges for restructuring actions for the year ended December 31, 2020 totaled $413.8 and were designed to reduce our expenses, such as occupancy expense and salaries and related expenses, relative to our net revenue on an ongoing basis. These actions, taken during the second, third and fourth quarters, reduced our global real estate footprint by approximately 15% or 1,700,000 square feet and, further, downsized selected levels of management and staff with severance costs for 1,520 employees or approximately 3%. Of the total charges for the year ended December 31, 2020, $265.6 or 64%, is non-cash, mainly representing the impairment of right-of-use assets of operating leases. We expect to realize approximately $160.0 of annualized cost savings associated with the actions taken as part of the 2020 Restructuring Plan.
Net restructuring charges were comprised of $317.9 at IAN and $78.8 at DXTRA for the year ended December 31, 2020, which include non-cash lease impairment costs of $190.4 and $59.8, respectively.
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

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2020	2019	2018
Cash interest on debt obligations	$(186.3)	$(188.3)	$(118.4)
Non-cash interest	(5.9)	(11.0)	(4.6)
Interest expense	(192.2)	(199.3)	(123.0)
Interest income	29.5	34.5	21.8
Net interest expense	(162.7)	(164.8)	(101.2)
Other expense, net	(64.4)	(42.9)	(69.6)
Total (expenses) and other income	$(227.1)	$(207.7)	$(170.8)
Net Interest Expense
For 2020, net interest expense remained relatively flat as compared to the prior-year period. For 2019, net interest expense increased by $63.6 as compared to 2018, primarily attributable to increased cash interest expense from the issuance of $2,500.0 of long-term debt in September and October of 2018 in order to finance the acquisition of Acxiom, partially offset by an increase in interest income, primarily due to higher cash balances in international markets.

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2020	2019	2018
Net losses on sales of businesses	$(67.0)	$(43.4)	$(61.9)
Other	2.6	0.5	(7.7)
Total other expense, net	$(64.4)	$(42.9)	$(69.6)
Net losses on sales of businesses – During 2020 and 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and DXTRA reportable segments. During 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN reportable segment. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $62.9, $6.7 and $30.8 for the years ended 2020, 2019 and 2018, respectively, which is classified within the Other Investing Activities line in our Consolidated Statements of Cash Flows in Item 8, Financial Statements and Supplementary Data.
Other – During 2020, the amounts recognized were primarily a result of gains on remeasurement of equity interests arising from a change in ownership. During 2019, the amounts recognized were primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment. During 2018, the amounts recognized were primarily a result of transaction-related costs from the Acxiom acquisition, partially offset by changes in fair market value of equity investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
INCOME TAXES

	Years ended December 31,
	2020	2019	2018
Income before income taxes	$361.3	$878.3	$838.0
Provision for income taxes	$8.0	$204.8	$199.2
Effective income tax rate	2.2%	23.3%	23.8%

Effective Tax Rate
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income.
In 2020, our effective income tax rate of 2.2% was positively impacted by the settlement of the U.S. Federal income tax audit of the years 2006 to 2016, partially offset by losses in certain foreign jurisdictions where we received no tax benefit due to 100% valuation allowances, by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit and by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries.
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
In the second quarter of 2020, in response to changes in non-U.S. tax law, a decision was made to change our indefinite reinvestment assertion on a $120.0 of undistributed foreign earnings of specific subsidiaries. We recorded $10.4 of income tax costs associated with this change to our assertion.
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
See Note 9 in Item 8, Financial Statements and Supplementary Data for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2020, 2019 and 2018 were $0.90, $1.70 and $1.61 per share, respectively. Diluted earnings per share available to IPG common stockholders for the years ended December 31, 2020, 2019 and 2018 were $0.89, $1.68 and $1.59 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2020 included a negative impact of $0.18 from the amortization of acquired intangibles, a negative impact of $0.82 from restructuring charges, a negative impact of $0.16 from net losses on sales of businesses and the classification of certain assets as held for sale, partially offset by a net positive impact of $0.31 from various discrete tax items.
Basic and diluted earnings per share for the year ended December 31, 2019 included a negative impact of $0.18 from the amortization of acquired intangibles, a negative impact of $0.06 from first-quarter restructuring charges, a negative impact of $0.12 from net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit, partially offset by a net positive impact of $0.10 from various discrete tax items.
Basic and diluted earnings per share for the year ended December 31, 2018 included negative impacts of $0.16 and $0.15, respectively, from net losses on sales of businesses and the classification of certain assets as held for sale primarily in our international markets, negative impacts of $0.10 and $0.09, respectively, from transaction costs directly related to the acquisition of Acxiom, and negative impacts of $0.09 and $0.08, respectively, from the amortization of acquired intangibles, partially offset by net positive impacts of $0.06 and $0.06, respectively, from various discrete tax items.

Segment Results of Operations
As discussed in Note 15 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2020: IAN and DXTRA. We also report results for the "Corporate and other" group. Segment information for the prior period has been recast to conform to the current-period presentation.

IAN
Net Revenue

	Year ended December 31, 2019	Components of Change			Year ended December 31, 2020	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$7,328.8	$(66.9)	$(73.3)	$(267.2)	$6,921.4	(3.6)%	(5.6)%
Domestic	4,538.1	0.0	(18.0)	(68.4)	4,451.7	(1.5)%	(1.9)%
International	2,790.7	(66.9)	(55.3)	(198.8)	2,469.7	(7.1)%	(11.5)%
The organic decrease was mainly attributable to lower spending from existing clients, primarily related to the impact of the COVID-19 pandemic. The revenue decrease was in the auto and transportation, technology and telecom, consumer goods, and financial services sectors, partially offset by net client wins and net higher spending from existing clients in the healthcare and retail sectors. The organic decrease in our domestic market was primarily driven by the impact of the pandemic on the economy at discretionary-based digital service offerings partially offset by growth at our advertising and media businesses. In our international markets, the organic decrease was mainly driven by our advertising businesses, primarily in the Asia Pacific and United Kingdom regions, as well as the revenue declines at our media businesses, primarily in the Continental Europe and Asia Pacific regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	Year ended December 31, 2018	Components of Change			Year ended December 31, 2019	Change
		Foreign Currency	Net Acquisitions/ (Divestitures) [1]	Organic		Organic	Total [1]
Consolidated	$6,720.9	$(124.5)	$465.5	$266.9	$7,328.8	4.0%	9.0%
Domestic	3,953.8	0.0	471.6	112.7	4,538.1	2.9%	14.8%
International	2,767.1	(124.5)	(6.1)	154.2	2,790.7	5.6%	0.9%
The organic increase was attributable to a combination of net higher spending from existing clients and net client wins, most notably in the financial services, healthcare, retail and technology and telecom sectors, partially offset by a decrease in the auto and transportation sector. The organic increase in our domestic market was primarily driven by growth at our advertising and media businesses as well as our data management business. In our international markets, the organic increase was primarily driven by strong performance at our media businesses throughout all geographic regions. In addition, the organic increase was also driven by growth at our advertising businesses and our digital specialist agencies in Latin America. Consolidated net acquisitions primarily includes net revenue during the first nine months ended September 30, 2019 from Acxiom, which we acquired on October 1, 2018, partially offset by divestitures, mostly in our domestic market, Asia Pacific and Continental Europe regions.

Segment EBITA

	Years ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Segment EBITA [1]	$699.1	$1,115.7	$1,038.8	(37.3)%	7.4%
Segment EBITA margin on net revenue [1]	10.1%	15.2%	15.5%

1Segment EBITA and Segment EBITA margin on net revenue include $317.9 and $27.0 of restructuring charges in the year ended December 31, 2020 and 2019, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
Segment EBITA margin decreased during 2020 when compared to 2019, mainly due to the decrease in net revenue of 5.6%, the organic component of which is discussed in detail above, primarily related to the impact of the COVID-19 pandemic. Operating expense, excluding billable expenses and amortization of acquired intangibles, remained flat as compared to the prior-year period mainly due to an increase in restructuring charges, partially offset by decreases in salaries and related expenses and office and other direct expenses. The decrease in salaries and related expenses was primarily driven by reductions in base salaries, benefits and tax, lower temporary help and incentive expenses in response to the declines in net revenue, primarily due to the effects of the COVID-19 pandemic on economic conditions. The overall decreases were partially offset by increased severance. The decrease in office and other direct expenses was primarily driven by decreases in travel and entertainment expenses and new business and promotion expenses as well as lower occupancy expense and professional fees, partially offset by an increase in bad debt expense and a year-over-year change in contingent acquisition obligations. During the full-year of 2020, Segment EBITA included restructuring charges of $317.9 as compared to $27.0 during the full-year of 2019. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue increased to 2.6% in 2020 from 2.2% in the prior-year period.
Segment EBITA margin decreased during 2019 when compared to 2018, as the increase in operating expenses, excluding billable expenses and amortization of acquired intangibles, outpaced the net revenue growth of 9.0%, the organic component of which was discussed in detail above. The Segment EBITA margin decrease of 0.3% included restructuring charges of $27.0, or 0.4% as a percentage of net revenue, during 2019 to better align our cost structure with our revenue. The comparison was also adversely impacted due to higher allocated service fees, from our Selling, General and Administrative expenses, to Cost of Services, mainly as a result of the inclusion of Acxiom. Net revenue growth outpaced the increase in salaries and related expenses as compared to the prior-year period, primarily driven by lower percentages of its net revenue in base salaries, benefits and tax, temporary help expenses and incentive expense. The improved salaries and related expenses ratio was also attributable to the inclusion of Acxiom, which has a lower ratio of salaries and related expenses as a percentage of its net revenue as well as a result of carefully managing our employee costs. The increase in office and other direct expenses outpaced the growth in net revenue as compared to the prior-year period, mainly due to the inclusion of Acxiom, which has a higher ratio of office and other direct expense as a percentage of its net revenue, driven by client service costs and professional fees. However, overall office and other direct expenses primarily benefited from leverage on occupancy expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue increased to 2.2% in 2019 from 2.0% in the prior-year period, primarily due to the inclusion of Acxiom.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
DXTRA
Net Revenue

	Year ended December 31, 2019	Components of Change			Year ended December 31, 2020	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,296.3	$(1.6)	$(5.8)	$(145.8)	$1,143.1	(11.2)%	(11.8)%
Domestic	848.0	0.0	(2.9)	(85.4)	759.7	(10.1)%	(10.4)%
International	448.3	(1.6)	(2.9)	(60.4)	383.4	(13.5)%	(14.5)%
The organic decrease was mainly attributable to lower spending from existing clients, primarily related to the COVID-19 pandemic. The revenue decrease was in the auto and transportation, technology and telecom and financial services sectors, partially offset by a combination of net client wins and net higher spending from existing clients in the healthcare and food and beverage sectors. The organic decrease in our domestic market was primarily driven by our sports and experiential marketing businesses, primarily due to sports and other event cancellations. In our international markets, the organic decrease was mainly driven by our public relations agencies and sports and experiential marketing businesses, primarily in the Asia Pacific and United Kingdom regions.

	Year ended December 31, 2018	Components of Change			Year ended December 31, 2019	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,310.7	$(18.6)	$2.3	$1.9	$1,296.3	0.1%	(1.1)%
Domestic	871.2	0.0	(1.7)	(21.5)	848.0	(2.5)%	(2.7)%
International	439.5	(18.6)	4.0	23.4	448.3	5.3%	2.0%
The organic increase was primarily attributable to net client wins and net higher spending from existing clients, most notably in the healthcare and food and beverage sectors, partially offset by a decrease in the auto and transportation sector. The organic decrease in our domestic market was primarily due to revenue decline at our public relations agencies, partially offset by growth at our sports marketing business. The international organic increase was driven by growth across all geographic regions and disciplines, primarily at our public relations agencies, most notably in the United Kingdom and Continental Europe regions, and sports marketing business, most notably in the Asia Pacific region.

Segment EBITA

	Years ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Segment EBITA [1]	$56.5	$158.1	$183.6	(64.3)%	(13.9)%
Segment EBITA margin [1]	4.9%	12.2%	14.0%

1Segment EBITA and Segment EBITA margin on net revenue include $78.8 and $6.2 of restructuring charges in the year ended December 31, 2020 and 2019, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
Segment EBITA margin decreased during 2020 when compared to 2019, as the decrease in net revenue of 11.8% exceeded the overall decrease in operating expenses, including restructuring charges and excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses was primarily driven by reductions in base salaries, benefits and tax, lower temporary help and incentive expenses in response to the declines in net revenue, primarily due to the impact of the COVID-19 pandemic on economic conditions. The overall decrease was partially offset by an increase in severance expense. The decrease in office and other direct expenses was primarily driven by decreases in travel and entertainment expenses and new business and promotion expenses as well as lower occupancy expense. During the full-year of 2020, segment EBITA included restructuring charges of $78.8 as compared to $6.2 during the full-year of 2019. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue increased to 1.8% in 2020 from 1.6% in the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
Segment EBITA margin decreased during 2019 compared to 2018, mainly due to the decrease in net revenue of 1.1%, the organic component of which is discussed in detail above, and the slight increase in operating expenses, primarily driven by the restructuring charges of $6.2 in 2019, higher salaries and related expenses to support business growth and an increase in year-over-year change in contingent acquisition obligations, partially offset by lower incentive expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue remained flat as compared to the prior-year period.

CORPORATE AND OTHER
Our corporate and other segment is primarily comprised of selling, general and administrative expenses including corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses decreased by $20.5 to $81.3 during the year ended December 31, 2020 as compared to 2019, primarily attributable to a decrease in selling, general and administrative expenses, which was discussed in the Results of Operations section, partially offset by an increase in restructuring charges. Corporate and other expenses in 2019 decreased by $74.2 to $101.8 compared to 2018, primarily attributable to lower professional fees, mainly driven by transaction costs of $35.0 related to the Acxiom acquisition in 2018 and an increase in allocated service fees from Selling, General and Administrative expenses to Cost of Services, mainly as a result of the inclusion of Acxiom.
During the year ended December 31, 2020 and 2019, corporate and other expense includes $17.1 and $0.7 of restructuring charges, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2020	2019	2018
Net income, adjusted to reconcile to net cash provided by operating activities [1]	$1,088.9	$1,123.6	$1,013.0
Net cash provided by (used in) working capital [2]	900.1	442.8	(431.1)
Changes in other non-current assets and liabilities	(141.8)	(37.2)	(16.8)
Net cash provided by operating activities	$1,847.2	$1,529.2	$565.1
Net cash used in investing activities	(216.2)	(161.7)	(2,491.5)
Net cash (used in) provided by financing activities	(346.2)	(843.0)	1,853.2

1Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, non-cash restructuring charges, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses, provision for uncollectible receivables and deferred income taxes.
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
Net cash provided by operating activities during 2020 was $1,847.2, which was an increase of $318.0 as compared to 2019, and the comparison includes $900.1 generated from working capital in 2020, compared with $442.8 generated from working capital in 2019. Working capital in 2020 was primarily impacted by the variation in the timing of collections and payments around the reporting period, which was favorable in 2020 as compared to 2019.
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
Investing Activities
Net cash used in investing activities during 2020 consisted primarily of payments for capital expenditures of $167.5, related mostly to computer hardware and software and leasehold improvements.
Net cash used in investing activities during 2019 consisted primarily of payments for capital expenditures of 198.5, related mostly to leasehold improvements and computer hardware and software.
Financing Activities
Net cash used in financing activities during 2020 was driven by repayment of long-term debt of $503.7 and the payment of dividends of $398.1, partially offset by proceeds of $646.2, net of discount of $3.8, from the issuance of our 4.75% Senior Notes due March 30, 2030 (the “4.75% Senior Notes").
Net cash used in financing activities during 2019 was driven by repayment of long-term debt of $403.3 and the payment of dividends of $363.1.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net increase of $31.0 in 2020. This increase was primarily a result of several foreign currencies strengthening compared to the U.S. dollar, including the Euro and the Australian Dollar.
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net decrease of $6.0 in 2019.

LIQUIDITY OUTLOOK
We expect our cash flow from operations and existing cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a commercial paper program, a committed corporate credit facility, a 364-Day credit facility that matures on March 26, 2021, and uncommitted lines of credit to support our operating needs. Borrowings under our commercial paper program are supported by our committed corporate credit agreement. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
Notable funding requirements include:
•Debt service – Our 3.75% Senior Notes in aggregate principal amount of $500.0 mature on October 1, 2021. We expect to use available cash on hand as well as additional short-term borrowings as needed to fund the principal repayment. Our 3.50% Senior Notes in aggregate principal amount of $500.0 matured on October 1, 2020 and we used available cash, including the proceeds from the offering of our 4.75% Senior Notes, to fund the principal repayment. As of December 31, 2020, we had outstanding short-term borrowings of $48.0 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2022 through 2048.
•Acquisitions – We paid cash of $5.6, net of cash acquired of $2.9, for acquisitions completed in 2020. We also paid deferred payments of $48.8 for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $48.0 over the next twelve months related to all completed acquisitions as of December 31, 2020. We may also be required to pay approximately $14.0 related to put options held by minority shareholders if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – During 2020, we paid four quarterly cash dividends of $0.255 per share on our common stock, which corresponded to aggregate dividend payments of $398.1. On February 10, 2021, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.27 per share, payable on March 15, 2021 to holders of record as of the close of business on March 1, 2021. Assuming we pay a quarterly dividend of $0.27 per share and there is no significant change in the number of outstanding shares as of December 31, 2020, we would expect to pay approximately $422.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board and will depend upon factors such as our earnings, financial position and cash requirements.
•Restructuring – During 2020, we paid cash of $73.6 for restructuring costs related to our 2020 Plan designed to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. As of December 31, 2020, our remaining liability related to restructuring actions was $74.6. Most of our restructuring actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations to address certain operating expenses such as occupancy expense and salaries and related expenses.
The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2020 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2021	2022	2023	2024	2025
Long-term debt [1]	$502.5	$250.2	$498.9	$498.3	$0.0	$1,668.4	$3,418.3
Interest payments on long-term debt [1]	147.5	124.8	104.5	87.3	57.9	832.8	1,354.8
Non-cancelable operating lease obligations [2]	322.9	302.6	241.2	212.2	194.7	735.2	2,008.8
Contingent acquisition payments [3]	65.1	34.2	33.8	9.9	0.7	2.9	146.6
Uncertain tax positions [4]	24.8	82.4	19.8	63.8	13.0	13.8	217.6
Total	$1,062.8	$794.2	$898.2	$871.5	$266.3	$3,253.1	$7,146.1

1Amounts represent maturity at book value and interest payments based on contractual obligations. We may at our option and at any time redeem all or some of any outstanding series of our senior notes reflected in this table at the redemption prices set forth in the applicable supplemental indentures under which such senior notes were issued. See Note 4 in Item 8, Financial Statements and Supplementary Data for further information.
2Non-cancellable operating lease obligations are presented net of future receipts on contractual sublease arrangements. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information.
3We have structured certain acquisitions with additional contingent purchase price obligations based on factors including future performance of the acquired entity. See Note 6 and Note 16 in Item 8, Financial Statements and Supplementary Data for further information.
4The amounts presented are estimates due to inherent uncertainty of tax settlements, including the ability to offset liabilities with tax loss carryforwards.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
As of December 31, 2020, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
At December 31, 2020, we held $932.4 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. In the second quarter of 2020, in response to changes in non-U.S. tax law, and in the third quarter of 2020, in response to restructuring actions taken within foreign subsidiaries, the Company determined that approximately $120.0 and $46.0, respectively, of undistributed foreign earnings from certain international entities were no longer subject to the permanent reinvestment assertion, of which $102.4 remains undistributed as of December 31, 2020.
During the third quarter ended September 30, 2018, the Company re-evaluated its global cash needs and as a result determined that approximately $435.0 of undistributed foreign earnings from certain international entities were no longer subject to the permanent reinvestment assertion, of which $173.7 remains undistributed as of December 31, 2020. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments.
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2020, there were no borrowings under the Credit Agreement; however, we had $9.0 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.0.
On March 27, 2020, we entered into an agreement for a 364-Day revolving credit facility (the "364-Day Credit Facility") that matures on March 26, 2021. The 364-Day Credit Facility is a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement is based on our current credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) is 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) is 1.250%, and the facility fee payable on a lender's revolving commitment is 0.250%. In addition, the 364-Day Credit Facility includes covenants that among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The 364-Day Credit Facility also contains a financial covenant that requires us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility are equivalent to the covenants contained in the Company's existing Credit Agreement, which remains in full effect. As of December 31, 2020, there were no borrowings under the 364-Day Credit Facility.
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
We were in compliance with all of our covenants in both the Credit Agreement and the 364-Day Credit Facility as of December 31, 2020. The financial covenant in the Credit Agreement and the 364-Day Credit Facility requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
The table below sets forth the financial covenant in effect as of December 31, 2020.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	December 31, 2020	Credit Agreement EBITDA Reconciliation [1]	December 31, 2020
Leverage ratio (not greater than) [1,2]	4.25x	Net income available to IPG common stockholders	$351.1
Actual leverage ratio	2.86x	Non-operating adjustments [3]	237.3
		Operating income	588.4
		Add:
		Depreciation and amortization	412.3
		Other non-cash charges reducing operating income	209.9
		Credit Agreement EBITDA [1]	$1,210.6

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
3Includes adjustments of the following items from our Consolidated Statement of Operations in Item 8, Financial Statements and Supplementary Data: provision for income taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, and net income attributable to noncontrolling interests.

Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2020, the Company had uncommitted lines of credit in an aggregate amount of $857.6, under which we had outstanding borrowings of $48.0 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2020 was $86.5, with a weighted-average interest rate of approximately 3.6%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. As of December 31, 2020, there was no commercial paper outstanding. The average amount outstanding under the program was $105.8 in 2020, with a weighted-average interest rate of 1.5% and a weighted-average maturity of twelve days.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2020 and 2019 the amounts netted were $2,702.2 and $2,274.9, respectively.

DEBT CREDIT RATINGS
Our debt credit ratings as of February 11, 2021 are listed below.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 12 reporting units that were subject to the 2020 annual impairment testing. Our annual impairment review as of October 1, 2020 did not result in an impairment charge at any of our reporting units.
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
For both the 2020 and 2019 annual impairment tests, we performed a qualitative impairment assessment for seven reporting units and performed the quantitative impairment test for five reporting units. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2020 and 2019 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2020 test, the discount rate we used for our reporting units tested ranged between 11.0% and 13.0%, and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. For the 2020 test, the revenue growth rates for our reporting units used in our analysis were generally between 3.0% and 8.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2020 and 2019 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%, except for reporting unit B in 2020 whose fair value exceeded its carrying value by more than 15.0%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	2020 Impairment Test			2019 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$536.5	> 20%	A	$533.5	> 20%
B	$209.1	> 15%	B	$209.1	> 30%
C	$72.4	> 175%	C	$182.1	> 25%
D	$681.0	> 35%	D	$668.5	> 45%
E	$66.8	> 110%	E	$1,216.8	> 205%
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2020, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective net book values.
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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2020, discount rates of 3.35% for the domestic pension plan and 3.25% for the domestic postretirement benefit plan and a weighted-average discount rate of 1.84% for the significant foreign pension plans were used to calculate 2020 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would not have impacted the 2020 net pension and postretirement benefit cost.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2020, we used discount rates of 2.60% for the domestic pension plan and 2.50% for the domestic postretirement benefit plan and a weighted-average discount rate of 1.35% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the benefit obligation as of December 31, 2020 by approximately $28.0 and $30.0, respectively.
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
For 2020, the weighted-average expected rates of return of 6.00% and 4.70% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2021, we plan to use expected rates of return of 5.75% and 4.47% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2020 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 17 in Item 8, Financial Statements and Supplementary Data for further information on certain accounting standards that have been adopted during 2020 or that have not yet been required to be implemented and may be applicable to our future operations.

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholder before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Income (Loss) of Unconsolidated Affiliates, Net Income Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles which we refer to as “Adjusted EBITA”.
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
Adjusted EBITA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net income or operating income. In addition, we may use Adjusted EBITA in the incentive compensation programs applicable to some of our employees in order to evaluate our Company’s performance. Our management recognizes that Adjusted EBITA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. Management also reviews operating income and net income as well as the specific items that are excluded from Adjusted EBITA, but included in net income or operating income, as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliation of Adjusted EBITA to net income that accompany our disclosure documents containing non-GAAP financial measures, including the reconciliations contained in this MD&A.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income:

•Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Income (Loss) of Unconsolidated Affiliates and Net Income Attributable to Noncontrolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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
The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the years ended December 31, 2020, 2019 and 2018.

	Years ended December 31,
	2020	2019	2018

Net Revenue	$8,064.5	$8,625.1	$8,031.6

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$351.1	$656.0	$618.9

Add Back:
Provision for Income Taxes	8.0	204.8	199.2
Subtract:
Total (Expenses) and Other Income	(227.1)	(207.7)	(170.8)
Equity in Net Income (Loss) of Unconsolidated Affiliates	0.9	0.4	(1.1)
Net Income Attributable to Noncontrolling Interests	(3.1)	(17.9)	(18.8)
Operating Income [1]	588.4	1,086.0	1,008.8

Add Back:
Amortization of Acquired Intangibles	85.9	86.0	37.6

Adjusted EBITA [1]	$674.3	$1,172.0	$1,046.4
Adjusted EBITA Margin on Net Revenue [1]	8.4%	13.6%	13.0%

1Calculations include restructuring charges of $413.8 in 2020 and $33.9 and 2019 and transaction costs of $35.0 related to the Acxiom acquisition in 2018.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 97% as of both December 31, 2020 and 2019, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2020	$(70.5)	$45.4
2019	(61.3)	65.2
We had $2,510.9 of cash, cash equivalents and marketable securities as of December 31, 2020 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated primarily from these investments is subject to both domestic and foreign interest rate movements. During 2020 and 2019, we had interest income of $29.5 and $34.5, respectively. Based on our 2020 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $25.1, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2020 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most adversely impacted our results during the year ended December 31, 2020 were the Brazilian Real and Argentine Peso. Based on 2020 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 2%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2020 levels.
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

Credit and Market Risks
Balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable and accounts receivable billable to clients. We invest our cash primarily in investment-grade, short-term securities and bank deposits and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with respect to accounts receivable are mitigated by our large number of clients and their dispersion across different industries and geographic areas. We perform ongoing credit evaluations on a large number of our clients and maintain an allowance for expected credit losses based upon the expected collectability of all accounts receivable.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Quantitative Goodwill Impairment Assessment for Reporting Units A and B
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.9 billion as of December 31, 2020, and as disclosed by the Company, the goodwill associated with reporting units A and B was $536.5 million, and $209.1 million, respectively. The fair value of reporting units for which management performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. As disclosed by management, an equal weighting was applied to the income and market approaches for management’s analysis. For the income approach, management used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, management used judgment in identifying the relevant comparable company market multiples.
The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessment for reporting units A and B is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth, profit margins, terminal value growth rates, discount rates, and comparable company market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative annual goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of the A and B reporting units, evaluating the appropriateness of the discounted cash flow method and market approach, testing the completeness and accuracy of underlying data used in the estimates, and evaluating the significant assumptions used by management related to revenue growth, profit margins, terminal value growth rates, discount rates, and comparable company market multiples. Evaluating management’s assumptions related to revenue growth, profit margins, and the terminal value growth rates involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow method and market approach, the discount rates and comparable company market multiples.
Unrecognized Tax Benefits
As described in Notes 1 and 9 to the consolidated financial statements, the Company has recorded liabilities for unrecognized tax benefits of $217.6 million as of December 31, 2020. Various years of the Company’s income tax filings are currently under examination by tax authorities in the U.S., in various countries, and in various states, such as New York, in which the Company has significant business operations. As disclosed by management, the assessment of recognition and measurement requires critical estimates and the use of complex judgments. Management evaluates the tax positions using the “more likely than not” recognition threshold and then applies a measurement assessment to those positions that meet the recognition threshold. Management establishes tax reserves considering the potential for additional assessments in each of the jurisdictions in which the Company is subject to taxation. Management assesses the likelihood of additional tax assessments in those jurisdictions and adjusts reserves as additional information or events require.
The principal considerations for our determination that performing procedures relating to unrecognized tax benefits is a critical audit matter are (i) the significant judgment by management when determining unrecognized tax benefits as a result of applying complex tax laws to the Company’s multi-national operations; (ii) significant auditor judgment, effort, and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of unrecognized tax benefits; and (iii) the evaluation of audit evidence available to support the tax liabilities for unrecognized tax benefits is complex and resulted in significant auditor judgment as the nature of the evidence is often subjective.

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
February 22, 2021
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2020	2019	2018
REVENUE:
Net revenue	$8,064.5	$8,625.1	$8,031.6
Billable expenses	996.5	1,596.2	1,682.8
Total revenue	9,061.0	10,221.3	9,714.4

OPERATING EXPENSES:
Salaries and related expenses	5,345.0	5,568.8	5,298.3
Office and other direct expenses	1,367.9	1,564.1	1,355.1
Billable expenses	996.5	1,596.2	1,682.8
Cost of services	7,709.4	8,729.1	8,336.2
Selling, general and administrative expenses	58.8	93.8	166.5
Depreciation and amortization	290.6	278.5	202.9
Restructuring charges	413.8	33.9	0.0
Total operating expenses	8,472.6	9,135.3	8,705.6

OPERATING INCOME	588.4	1,086.0	1,008.8

EXPENSES AND OTHER INCOME:
Interest expense	(192.2)	(199.3)	(123.0)
Interest income	29.5	34.5	21.8
Other expense, net	(64.4)	(42.9)	(69.6)
Total (expenses) and other income	(227.1)	(207.7)	(170.8)

Income before income taxes	361.3	878.3	838.0
Provision for income taxes	8.0	204.8	199.2
Income of consolidated companies	353.3	673.5	638.8
Equity in net income (loss) of unconsolidated affiliates	0.9	0.4	(1.1)
NET INCOME	354.2	673.9	637.7
Net income attributable to noncontrolling interests	(3.1)	(17.9)	(18.8)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$351.1	$656.0	$618.9

Earnings per share available to IPG common stockholders:
Basic	$0.90	$1.70	$1.61
Diluted	$0.89	$1.68	$1.59

Weighted-average number of common shares outstanding:
Basic	389.4	386.1	383.3
Diluted	393.2	391.2	389.0
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2020	2019	2018
NET INCOME	$354.2	$673.9	$637.7

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	39.4	11.3	(149.6)
Reclassification adjustments recognized in net income	20.0	6.7	15.7
	59.4	18.0	(133.9)

Derivative instruments:
Changes in fair value of derivative instruments	11.3	0.0	0.0
Recognition of previously unrealized losses included in net income	2.4	2.3	2.2
Income tax effect	(3.4)	(0.5)	(0.7)
	10.3	1.8	1.5

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(29.2)	(14.8)	12.6
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	7.4	6.7	7.5
Settlement and curtailment (gains) losses included in net income	(0.1)	0.0	(1.0)
Other	(3.3)	(2.5)	(1.0)
Income tax effect	4.6	1.2	(1.8)
	(20.6)	(9.4)	16.3

Other comprehensive income (loss), net of tax	49.1	10.4	(116.1)
TOTAL COMPREHENSIVE INCOME	403.3	684.3	521.6
Less: comprehensive income attributable to noncontrolling interests	2.4	17.2	16.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$400.9	$667.1	$505.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$2,509.0	$1,192.2
Accounts receivable, net of allowance of $98.3 and $40.2, respectively	4,646.4	5,209.2
Accounts receivable, billable to clients	1,820.7	1,934.1
Assets held for sale	0.8	22.8
Other current assets	390.7	412.4
Total current assets	9,367.6	8,770.7
Property and equipment, net of accumulated depreciation and amortization of $1,133.9 and $1,116.4, respectively	690.3	778.1
Deferred income taxes	302.0	252.1
Goodwill	4,945.5	4,894.4
Other intangible assets	933.6	1,014.3
Operating lease right-of-use assets	1,379.3	1,574.4
Other non-current assets	424.4	467.9
TOTAL ASSETS	$18,042.7	$17,751.9

LIABILITIES:
Accounts payable	$7,269.7	$7,205.4
Accrued liabilities	832.4	742.8
Contract liabilities	657.8	585.6
Short-term borrowings	48.0	52.4
Current portion of long-term debt	502.5	502.0
Current portion of operating leases	268.5	267.2
Liabilities held for sale	1.6	65.0
Total current liabilities	9,580.5	9,420.4
Long-term debt	2,915.8	2,771.9
Non-current operating leases	1,441.0	1,429.6
Deferred compensation	413.2	425.0
Other non-current liabilities	655.2	714.7
TOTAL LIABILITIES	15,005.7	14,761.6

Redeemable noncontrolling interests (see Note 6)	93.1	164.7

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2020 – 390.9; 2019 – 387.0 shares outstanding: 2020 – 390.9; 2019 – 387.0	39.0	38.7
Additional paid-in capital	1,099.3	977.3
Retained earnings	2,636.9	2,689.9
Accumulated other comprehensive loss, net of tax	(880.2)	(930.0)
Total IPG stockholders’ equity	2,895.0	2,775.9
Noncontrolling interests	48.9	49.7
TOTAL STOCKHOLDERS’ EQUITY	2,943.9	2,825.6
TOTAL LIABILITIES AND EQUITY	$18,042.7	$17,751.9
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$354.2	$673.9	$637.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290.6	278.5	202.9
Non-cash restructuring charges	265.6	11.7	0.0
Amortization of restricted stock and other non-cash compensation	67.0	80.2	82.2
Net losses on sales of businesses	67.0	43.4	61.9
Provision for uncollectible receivables	59.5	10.1	6.5
Net amortization of bond discounts and deferred financing costs	11.4	9.3	6.5
Deferred income tax	(46.4)	9.7	14.1
Other	20.0	6.8	1.2
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	551.4	(111.2)	(603.8)
Accounts receivable, billable to clients	122.5	(38.7)	(209.5)
Other current assets	11.9	(27.2)	(67.2)
Accounts payable	(27.0)	546.0	428.7
Accrued liabilities	179.3	27.4	(24.2)
Contract liabilities	62.0	46.5	44.9
Other non-current assets and liabilities	(141.8)	(37.2)	(16.8)
Net cash provided by operating activities	1,847.2	1,529.2	565.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(167.5)	(198.5)	(177.1)
Acquisitions, net of cash acquired	(4.9)	(0.6)	(2,309.8)
Other investing activities	(43.8)	37.4	(4.6)
Net cash used in investing activities	(216.2)	(161.7)	(2,491.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(503.7)	(403.3)	(104.8)
Common stock dividends	(398.1)	(363.1)	(322.1)
Acquisition-related payments	(46.6)	(15.8)	(33.7)
Tax payments for employee shares withheld	(22.3)	(22.4)	(29.2)
Distributions to noncontrolling interests	(19.5)	(21.6)	(16.9)
Proceeds from long-term debt	646.2	—	2,494.2
Exercise of stock options	6.5	4.3	15.5
Net increase (decrease) in short-term borrowings	1.5	(19.8)	(17.5)
Repurchases of common stock	—	—	(117.1)
Other financing activities	(10.2)	(1.3)	(15.2)
Net cash (used in) provided by financing activities	(346.2)	(843.0)	1,853.2
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	31.0	(6.0)	(47.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,315.8	518.5	(120.5)
Cash, cash equivalents and restricted cash at beginning of period	1,195.7	677.2	797.7
Cash, cash equivalents and restricted cash at end of period	$2,511.5	$1,195.7	$677.2
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	386.2	$38.6	$955.2	$2,104.5	$(827.8)	$(59.0)	$2,211.5	$34.8	$2,246.3
Net income				618.9			618.9	18.8	637.7
Other comprehensive loss					(113.3)		(113.3)	(2.8)	(116.1)
Reclassifications related to redeemable noncontrolling interests							0.0	2.4	2.4
Distributions to noncontrolling interests								(16.9)	(16.9)
Change in redemption value of redeemable noncontrolling interests			41.8	1.1			42.9		42.9
Repurchases of common stock						(117.1)	(117.1)		(117.1)
Retirement of treasury stock	(8.1)	(0.8)	(175.3)			176.1	0.0		0.0
Common stock dividends ($0.84 per share)				(322.1)			(322.1)		(322.1)
Stock-based compensation	4.8	0.5	87.0				87.5		87.5
Exercise of stock options	1.9	0.2	15.5				15.7		15.7
Shares withheld for taxes	(1.2)	(0.2)	(29.0)				(29.2)		(29.2)
Other			0.7	(2.3)			(1.6)	3.3	1.7
Balance at December 31, 2018	383.6	$38.3	$895.9	$2,400.1	$(941.1)	$0.0	$2,393.2	$39.6	$2,432.8
Cumulative effect of accounting change				1.2			1.2		1.2
Net income				656.0			656.0	17.9	673.9
Other comprehensive income					11.1		11.1	(0.7)	10.4
Reclassifications related to redeemable noncontrolling interests			11.9				11.9	12.7	24.6
Distributions to noncontrolling interests								(21.6)	(21.6)
Change in redemption value of redeemable noncontrolling interests				(0.2)			(0.2)		(0.2)
Common stock dividends ($0.94 per share)				(363.1)			(363.1)		(363.1)
Stock-based compensation	3.8	0.4	88.7				89.1		89.1
Exercise of stock options	0.6	0.1	4.2				4.3		4.3
Shares withheld for taxes	(1.0)	(0.1)	(22.3)				(22.4)		(22.4)
Other			(1.1)	(4.1)			(5.2)	1.8	(3.4)
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$0.0	$2,775.9	$49.7	$2,825.6
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6
Cumulative effect of accounting change				(6.6)		(6.6)		(6.6)
Net income				351.1		351.1	3.1	354.2
Other comprehensive income					49.8	49.8	(0.7)	49.1
Reclassifications related to redeemable noncontrolling interests			6.4			6.4	16.9	23.3
Distributions to noncontrolling interests							(19.5)	(19.5)
Change in redemption value of redeemable noncontrolling interests			41.2	5.0		46.2		46.2
Common stock dividends ($1.02 per share)				(402.5)		(402.5)		(402.5)
Stock-based compensation	4.4	0.4	80.8			81.2		81.2
Exercise of stock options	0.6	0.1	7.1			7.2		7.2
Shares withheld for taxes	(1.1)	(0.2)	(22.2)			(22.4)		(22.4)
Other			8.7			8.7	(0.6)	8.1
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$2,895.0	$48.9	$2,943.9

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
Basis of Presentation
Cost of services is comprised of the expenses of our revenue-producing operating segments including salaries and related expenses, office and other direct expenses and billable expenses, as well as an allocation of the centrally managed expenses from Corporate and other. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
Selling, general and administrative expenses are primarily the unallocated expenses from Corporate and other, as disclosed further in Note 15, excluding depreciation and amortization.
Depreciation and amortization of the fixed assets and intangible assets of the Company is disclosed as a separate operating expense.
Restructuring charges relate to the Company's implementation of a cost initiative to better align our cost structure with our revenue, as discussed further in Note 11.
Reclassifications
Certain reclassifications and immaterial changes have been made to prior-period financial statements to conform to the current-period presentation. Segment information for the prior period has been recast to conform to the current-period presentation.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
Allowance for Expected Credit Losses
We adopted Accounting Standards Codification Topic 326, Current Expected Credit Losses, on January 1, 2020 using the modified retrospective transition method. The allowance for credit losses on expected future uncollectible accounts receivable is estimated based on the aging of accounts receivable, reviews of client credit reports, industry trends and economic indicators, as well as reviews of recent payment history for specific customers. The estimate is based largely on a formula-driven calculation but is supplemented with economic indicators and knowledge of potential write-offs of specific client accounts.
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
Accounts Payable

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
Leases
Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases (ASC 842), using the modified retrospective transition method. As such, we recognized a right-of-use asset and a corresponding lease liability on our Consolidated Balance Sheet for virtually all of our leases with a term of more than twelve months. Consolidated financial statements for the year ended December 31, 2018 were not recast under the new standard. As an accounting policy, we have elected not to apply the recognition requirements to short-term leases, not to separate non-lease components from lease components, and have elected the package of transition provisions available for existing contracts, which allowed us to carry forward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. The adoption of ASC 842 resulted in operating lease right-of-use assets of $1,421.1 and operating lease liabilities of $1,544.4 as of January 1, 2019.
As of December 31, 2020, we do not have a material amount of finance leases and the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
Goodwill and Other Intangible Assets
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
We review goodwill as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 12 reporting units that were subject to the 2020 annual impairment testing. Our annual impairment review as of October 1, 2020 did not result in an impairment charge for any of our reporting units.
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. Our annual impairment review as of October 1, 2020 did not result in an impairment charge for any of our intangible assets with indefinite useful lives.
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
The fair value of each reporting unit for 2020 and 2019 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax gain of $1.2 for the year ended December 31, 2020, a pre-tax loss of $5.3 for the year ended December 31, 2019 and a pre-tax gain $5.6 in for the year ended December 31, 2018.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2020, 2019 and 2018, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

being retired and the excess of the cost of the shares over par value as a reduction to APIC, to the extent there is APIC in the same class of stock, and any remaining amount to retained earnings. These retired shares remain authorized but unissued.
During 2020 and 2019, there was no significant treasury stock activity due to the suspension of the share repurchase program, as disclosed further in Note 7. In October 2018, we retired 8.1 shares of our treasury stock, which resulted in a reduction in common stock of $0.8, treasury stock of $176.1 and APIC of $175.3.

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
IPG DXTRA
The IPG DXTRA ("DXTRA"), the rebranded Constituency Management Group (CMG), segment generates revenue from providing events and public relations services as well as sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting. In DXTRA’s events and public relations arrangements, we typically identify one performance obligation, for which we act as the principal in most arrangements. Generally, our branding arrangements consist of two performance obligations, and we act as the principal for both performance obligations.
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Years ended December 31,
Total revenue:	2020	2019	2018
United States	$5,751.5	$6,368.7	$5,851.0
International:
United Kingdom	742.9	871.8	881.4
Continental Europe	763.5	842.9	840.2
Asia Pacific	879.5	1,102.3	1,170.8
Latin America	349.7	431.6	389.0
Other	573.9	604.0	582.0
Total International	3,309.5	3,852.6	3,863.4
Total Consolidated	$9,061.0	$10,221.3	$9,714.4

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
Net revenue:	2020	2019	2018
United States	$5,211.4	$5,386.1	$4,825.0
International:
United Kingdom	664.3	727.0	711.7
Continental Europe	683.6	742.4	737.5
Asia Pacific	710.5	858.3	896.8
Latin America	323.4	389.9	350.1
Other	471.3	521.4	510.5
Total International	2,853.1	3,239.0	3,206.6
Total Consolidated	$8,064.5	$8,625.1	$8,031.6

IAN	Years ended December 31,
Total revenue:	2020	2019	2018
United States	$4,658.5	$4,878.1	$4,318.2
International	2,751.6	3,113.9	3,109.1
Total IAN	$7,410.1	$7,992.0	$7,427.3

Net revenue:
United States	$4,451.7	$4,538.1	$3,953.8
International	2,469.7	2,790.7	2,767.1
Total IAN	$6,921.4	$7,328.8	$6,720.9

DXTRA	Years ended December 31,
Total revenue:	2020	2019	2018
United States	$1,093.0	$1,490.6	$1,532.8
International	557.9	738.7	754.3
Total DXTRA	$1,650.9	$2,229.3	$2,287.1

Net revenue:
United States	$759.7	$848.0	$871.2
International	383.4	448.3	439.5
Total DXTRA	$1,143.1	$1,296.3	$1,310.7

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2020	December 31, 2019
Accounts receivable, net of allowance of $98.3 and $40.2, respectively	$4,646.4	$5,209.2
Accounts receivable, billable to clients	1,820.7	1,934.1
Contract assets	51.8	63.0
Contract liabilities (deferred revenue)	657.8	585.6

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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $654.0 of unsatisfied performance obligations as of December 31, 2020, which will be recognized as services are performed over the remaining contractual terms through 2026.

Note 3:  Leases
As of December 31, 2020 and 2019, the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world, and we do not have a material amount of finance leases. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. As of December 31, 2020, our leases have remaining lease terms of 1 year to 19 years. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
The following tables present information on our operating leases for the full years of 2020 and 2019.

	Years ended December 31,
	2020	2019
Operating lease cost	$318.5	$325.2
Short-term lease cost	10.6	13.8
Sublease income	(15.8)	(12.9)
Total lease cost	$313.3	$326.1

Cash paid related to operating lease liabilities	$335.7	$334.1
Right-of-use assets obtained in exchange for lease liabilities	$274.4	$422.8

	As of December 31,
	2020	2019
Weighted-average remaining lease term	Eight years	Eight years
Weighted-average discount rate	4.00%	4.26%
Our future payments of our operating leases as of December 31, 2020 are listed in the table below.

Period	Net Rent
2021	$322.9
2022	302.6
2023	241.2
2024	212.2
2025	194.7
Thereafter	735.2
Total future lease payments	2,008.8
Less: imputed interest	299.3
Present value of future lease payments	1,709.5
Less: current portion of operating leases	268.5
Non-current operating leases	$1,441.0
As of December 31, 2020, we had additional operating leases that had not yet commenced with future lease payments of approximately $52.0 commencing in 2021 with lease terms of 1 to 10 years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2020 [1]	2019 [1]
3.50% Senior Notes due 2020	3.89%	$—	$498.5
3.75% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.1 and $0.8, respectively)	3.98%	499.1	497.9
4.00% Senior Notes due 2022 (less unamortized discount and issuance costs of $0.4 and $0.3, respectively)	4.13%	249.3	248.7
3.75% Senior Notes due 2023 (less unamortized discount and issuance costs of $0.3 and $0.9, respectively)	4.32%	498.8	498.2
4.20% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.3 and $1.4, respectively)	4.24%	498.3	497.8
4.65% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.3 and $3.5, respectively)	4.78%	495.2	494.6
4.75% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.5 and $5.7, respectively)	4.92%	640.8	—
5.40% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.7 and $5.2, respectively)	5.48%	492.1	491.9
Other notes payable and capitalized leases		44.7	46.3
Total long-term debt		3,418.3	3,273.9
Less: current portion		502.5	502.0
Long-term debt, excluding current portion		$2,915.8	$2,771.9

1See Note 13 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2020.

2021	$502.5
2022	250.2
2023	498.9
2024	498.3
2025	0.0
Thereafter	1,668.4
Total long-term debt	$3,418.3
Our 3.75% Senior Notes in aggregate principal amount of $500.0 mature on October 1, 2021. We expect to use available cash on hand as well as additional short-term borrowings as needed to fund the principal repayment. For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2020 and 2019, we had total unamortized debt issuance costs of $24.3 and $21.6, respectively. Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
As of December 31, 2020 and December 31, 2019, the estimated fair value of the Company's long-term debt was $3,995.0 and $3,565.5, respectively. Refer to Note 13 for details.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Debt Transactions
3.50% Senior Notes Due 2020
Our 3.50% Senior Notes in aggregate principal amount of $500.0 matured on October 1, 2020, and we used available cash, including the proceeds from the offering of our 4.75% Senior Notes, to fund the principal repayment.
4.75% Senior Notes Due 2030
On March 30, 2020, we issued a total of $650.0 in aggregate principal amount of 4.75% senior unsecured notes (the “4.75% Senior Notes”) due March 30, 2030. Upon issuance, the 4.75% Senior Notes were reflected at $640.0, net of discount of $3.8 and net of capitalized debt issuance costs, including commissions and offering expenses of $6.2, both of which will be amortized in interest expense through the maturity date using the effective method. Interest is payable semi-annually in arrears on March 30th and September 30th of each year, commencing on September 30, 2020.
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
Credit Arrangements
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2020 and 2019, there were no borrowings under the Credit Agreement; however, we had $9.0 and $8.4 of letters of credit under the Credit Agreement, which reduced our total availability to $1,491.0 and $1,491.6, respectively. In addition to other and customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement. We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2020.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2020, the applicable margin was 0.125% for Base Rate advances and 1.125% for Eurocurrency Rate borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee on each lender's revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
364-Day Credit Facility
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the "364-Day Credit Facility") that matures on March 26, 2021. The 364-Day Credit Facility is a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement is based on the Company’s current credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) is 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) is 1.250%, and the facility fee payable on a lender’s revolving commitment is 0.250%. In addition, the 364-Day Credit Facility includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The 364-Day Credit Facility also contains a financial covenant that requires us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility are equivalent to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect. As of December 31, 2020, there were no borrowings under the 364-Day Credit Facility, and we were in compliance with all of our covenants in the 364-Day Credit Facility.
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
In addition to other and customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement and 364-Day Credit Facility.

Financial Covenant
Leverage ratio (not greater than): [1,2]	4.25x

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.
2On July 28, 2020, the Amendments increased the maximum leverage ratio covenant from 3.75x to 4.25x in the case of the 364-Day Credit Facility and, in the case of the Credit Agreement, to (i) 4.25x through the quarter ended June 30, 2021, and (ii) 3.50x thereafter.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2020 and 2019, the Company had uncommitted lines of credit in an aggregate amount of $857.6 and $1,056.0, under which we had outstanding borrowings of $48.0 and $52.4 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2020 and 2019 were $86.5 and $88.0, respectively, with weighted-average interest rates of approximately 3.6% and 5.2%, respectively.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Commercial paper proceeds are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. Commercial paper maturities vary but may not exceed 397 days from the date of issue. As of December 31, 2020 and 2019, there was no commercial paper outstanding. The average amounts outstanding under the program in 2020 and 2019 were $105.8 and $312.9 with weighted-average interest rates of approximately 1.5% and 2.5% and weighted-average maturities of twelve and thirteen days, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2020 and 2019 the amounts netted were $2,702.2 and $2,274.9, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Note 5:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2020	2019	2018
Net income available to IPG common stockholders	$351.1	$656.0	$618.9

Weighted-average number of common shares outstanding - basic	389.4	386.1	383.3
Dilutive effect of stock options and restricted shares	3.8	5.1	5.7
Weighted-average number of common shares outstanding - diluted	393.2	391.2	389.0

Earnings per share available to IPG common stockholders:
Basic	$0.90	$1.70	$1.61
Diluted	$0.89	$1.68	$1.59

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
The following table presents the combined results of the Company and Acxiom for the year ended December 31, 2018 on an unaudited pro forma basis, as if the acquisition had occurred on January 1, 2017. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if that acquisition had taken place at the beginning of January 1, 2017. It also does not reflect changes in cost structure or operations resulting from restructuring activities, changes in the business, or future events that may occur after the completion of the acquisition. The pro forma combined results of operations shown below include the business combination accounting effects resulting from the acquisition.

(Unaudited)
December 31,
2018
Pro forma revenues	$10,230.4
Pro forma net income	642.2
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
During 2020 we completed four acquisitions, three of which were included in the IAN reportable segment, and one of which were included in the DXTRA reportable segment. These acquisitions include traditional advertising agency based in Colombia, a marketing and communications agency based in the U.K., a boutique post-production company based in New York, and a mobile app design agency based in the U.K. During 2020, we recorded approximately $28.0 of goodwill and other intangible assets related to our acquisitions.
During 2019, we completed one acquisition, a content communications agency based in the U.K. This acquisition was included in the IAN reportable segment. During 2019, we recorded approximately $7.6 of goodwill and other intangible assets related to our acquisitions.
During 2018, we completed five acquisitions, two of which were included in the IAN reportable segment, and three of which were included in the DXTRA reportable segment. These acquisitions include a data and technology company based in the U.S., as discussed in detail above, a full-service digital agency based in Brazil, an entertainment marketing and brand

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
licensing agency in the fashion and lifestyle sector based in the U.K., a content-focused social creative agency based in the U.K. and a content production firm based in Israel. During 2018, we recorded approximately $2,131.0 of goodwill and other intangible assets related to our acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2020, 2019 or 2018.
Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2020	2019	2018
Cost of investment: current-year acquisitions [1]	$8.5	$0.6	$2,323.4
Cost of investment: prior-year acquisitions	45.9	15.8	33.9
Less: net cash acquired	(2.9)	—	(13.8)
Total cost of investment	51.5	16.4	2,343.5
Operating payments [2]	2.9	9.3	19.4
Total cash paid for acquisitions [3]	$54.4	$25.7	$2,362.9

1The cost of investment: current-year acquisitions line significantly increased in the year ended December 31, 2018, primarily as a result of payments related to the acquisition of Acxiom.
2Represents cash payments for amounts that have been recognized in operating expenses since the date of acquisition either relating to adjustments to estimates in excess of the initial value of contingent payments recorded or were contingent upon the future employment of the former owners of the acquired companies. Amounts are reflected in the operating section of the Consolidated Statements of Cash Flows.
3Of the total cash paid for acquisitions, $4.9, $0.6 and $2,309.8 for the years ended December 31, 2020, 2019 and 2018, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $46.6, $15.8 and $33.7 for the years ended December 31, 2020, 2019 and 2018, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2020	2019	2018
Balance at beginning of period	$164.7	$167.9	$252.1
Change in related noncontrolling interests balance	(5.4)	(2.8)	(10.7)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	24.3	0.0
Redemptions and other	(20.6)	(24.9)	(33.7)
Redemption value adjustments [1]	(45.6)	0.2	(39.8)
Balance at end of period	$93.1	$164.7	$167.9

1Redemption value adjustments for the year ended December 31, 2020 were primarily attributable to the expiration of redemption provisions related to redeemable noncontrolling interests.
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
Note 7:  Supplementary Data
Valuation and Qualifying Accounts – Accounts Receivable, Allowance for Expected Credit Losses

	Years ended December 31,
	2020	2019	2018
Balance at beginning of period	$40.2	$42.5	$42.7
Cumulative effect of accounting change [1]	9.0	N/A	N/A
Charges to costs and expenses	50.5	10.1	6.5
Adjustments:
Acquisitions/(dispositions)	8.6	(0.3)	2.2
Uncollectible accounts written off	(11.2)	(11.9)	(7.1)
Recoveries	0.2	N/A	N/A
Foreign currency translation adjustments	1.0	(0.2)	(1.8)
Balance at end of period	$98.3	$40.2	$42.5

1Cumulative effect of accounting change represents the pre-tax adjustment to our allowance for expected credit losses for our adoption of ASC Topic 326, Current Expected Credit Losses, effective January 1, 2020. The presentation of the table has been modified for the year ended December 31, 2020 to reflect the adoption.

Property and Equipment

	December 31,
	2020	2019
Furniture and equipment	$654.6	$694.3
Leasehold improvements	554.6	634.9
Internal-use computer software	470.1	422.0
Land and buildings	144.9	143.3
Gross property and equipment	1,824.2	1,894.5
Less: accumulated depreciation and amortization	(1,133.9)	(1,116.4)
Total property and equipment, net	$690.3	$778.1
Total depreciation and amortization expense, which excludes the amortization of acquired intangibles, for property and equipment for the years ended December 31, 2020, 2019 and 2018 was $204.7, $192.5 and $165.3, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2020	2019
Salaries, benefits and related expenses	$504.6	$494.1
Restructuring charges	69.5	1.6
Income taxes payable	50.6	43.2
Acquisition obligations	47.9	45.7
Interest	43.6	38.8
Office and related expenses	25.5	26.9
Other	90.7	92.5
Total accrued liabilities	$832.4	$742.8

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2020	2019	2018
Net losses on sales of businesses	$(67.0)	$(43.4)	$(61.9)
Other	2.6	0.5	(7.7)
Total other expense, net	$(64.4)	$(42.9)	$(69.6)
Net losses on sales of businesses – During 2020 and 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and DXTRA reportable segments. During 2018, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and DXTRA reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $62.9, $6.7 and $30.8 for the years ended 2020, 2019 and 2018, respectively, which is classified within the Other Investing Activities line in our Consolidated Statements of Cash Flows.
Other – During 2020, the amounts recognized were primarily a result of gains on remeasurement of equity interest arising from a change in ownership. During 2019, the amounts recognized are primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment. During 2018, the amounts recognized are primarily a result of transaction-related costs from the Acxiom acquisition, partially offset by changes in fair market value of equity investments.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of December 31, 2020, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which has no expiration date.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Supplemental Cash Flow Information

	Years ended December 31,
	2020	2019	2018
Cash paid for interest	$182.2	$192.7	$88.7
Changes in operating lease right-of-use assets and lease liabilities [1]	192.6	9.4	N/A
Cash paid for income taxes, net of refunds [2]	89.1	150.2	207.9

1For the year ended December 31, 2020, comprised of the impairments of operating lease right-of-use asset of $209.9, classified in Non-cash restructuring charges, partially offset by $17.3 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2019, comprised of the impairments of operating lease right-of-use assets of $8.7, classified in Non-cash restructuring charges and $0.7, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows.
2Refunds of $124.2, $92.6 and $24.3 were received for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8:  Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our reportable segments, IAN and DXTRA, for the years ended December 31, 2020 and 2019 are listed below.

	IAN	DXTRA	Total [1]
Balance as of December 31, 2018	$4,201.5	$674.4	$4,875.9
Acquisitions	2.1	0.7	2.8
Foreign currency and other	14.5	1.2	15.7
Balance as of December 31, 2019	$4,218.1	$676.3	$4,894.4
Acquisitions	23.5	0.5	24.0
Foreign currency and other	22.9	4.2	27.1
Balance as of December 31, 2020	$4,264.5	$681.0	$4,945.5

1For all periods presented, no goodwill impairment charge has been recorded.
See Note 1 for information regarding our annual impairment testing methodology.
Other Intangible Assets
Other intangible assets primarily consist of customer lists and know-how and technology, which have definite lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years, as well as trade names which have both indefinite and definite lives which are subject to amortization on a straight-line basis with estimated useful lives of 15 years. Amortization expense for other intangible assets for the years ended December 31, 2020, 2019 and 2018 was $85.9, $86.0 and $37.6, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2020, 2019 and 2018. During 2020 and 2019, we recorded approximately $4.0 and $5.0 of other intangible assets related to our acquisitions in the respective year.
The following table provides a summary of other intangible assets, which are included in our Consolidated Balance Sheets.

	December 31,
	2020			2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$859.5	$(293.3)	$566.2	$861.4	$(244.6)	$616.8
Know-how and technology	235.4	(58.9)	176.5	235.0	(32.9)	202.1
Trade names	224.4	(44.1)	180.3	226.2	(41.3)	184.9
Other	14.6	(4.0)	10.6	14.3	(3.8)	10.5
Total	$1,333.9	$(400.3)	$933.6	$1,336.9	$(322.6)	$1,014.3

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2020 is listed below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	2021	2022	2023	2024	2025
Estimated amortization expense	$88.3	$83.8	$79.0	$77.3	$74.5

Note 9:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2020	2019	2018
Domestic	$279.9	$557.4	$474.0
Foreign	81.4	320.9	364.0
Total	$361.3	$878.3	$838.0
The provision for income taxes is listed below.

	Years ended December 31,
	2020	2019	2018
U.S. federal income taxes (including foreign withholding taxes):
Current	$(52.6)	$92.2	$38.1
Deferred	(12.0)	9.5	29.9
	$(64.6)	$101.7	$68.0
State and local income taxes:
Current	$(3.7)	$10.7	$25.1
Deferred	0.5	8.7	3.4
	$(3.2)	$19.4	$28.5
Foreign income taxes:
Current	$110.7	$92.2	$121.9
Deferred	(34.9)	(8.5)	(19.2)
	$75.8	$83.7	$102.7
Total	$8.0	$204.8	$199.2

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at U.S. federal statutory rate	$75.9	$184.5	$176.0
State and local income taxes, net of U.S. federal income tax benefit	9.4	14.0	23.8
Impact of foreign operations, including withholding taxes	49.9	34.2	50.7
U.S. tax incentives	(23.6)	(21.4)	(17.5)
Change in net valuation allowance [1]	(1.3)	(26.3)	(16.9)
Divestitures	8.6	9.6	11.7
U.S. federal tax credits	(1.7)	0.4	(48.1)
Increase in unrecognized tax benefits	30.8	14.1	8.4
Net impact of the Tax Act	0.0	0.0	13.4
Settlement of income tax audit	(136.2)	0.0	0.0
Other	(3.8)	(4.3)	(2.3)
Provision for income taxes	$8.0	$204.8	$199.2

Effective income tax rate on operations	2.2%	23.3%	23.8%

1Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.

In 2020, our effective income tax rate of 2.2% was positively impacted by the settlement of the U.S. Federal income tax audit of the years 2006 through 2016, partially offset by losses in certain foreign jurisdictions where we received no tax benefit due to 100% valuation allowances, by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit and by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain net operating losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect our quarter or full year income tax provision, deferred tax assets and liabilities, or related taxes payable.
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
The components of deferred tax assets and liabilities are listed below.

	December 31,
	2020	2019
Postretirement/post-employment benefits	$16.6	$16.7
Deferred compensation	106.5	99.5
Pension costs	27.9	23.7
Interest	42.9	45.5
Accruals and reserves	23.9	19.4
Allowance for credit losses	19.7	6.5
Operating lease liabilities	350.4	361.4
Tax loss/tax credit carry forwards	343.0	297.1
Other	83.6	44.8
Deferred tax assets	1,014.5	914.6
Valuation allowance for deferred tax assets	(197.1)	(164.2)
Net deferred tax assets	$817.4	$750.4

Basis differences in fixed assets	$(86.3)	$(75.3)
Basis differences in intangible assets	(340.0)	(321.0)
Operating lease right-of-use assets	(285.8)	(335.2)
Prepaid expenses	(7.3)	(6.7)
Deferred revenue	(11.6)	(21.7)
Unremitted foreign earnings	(9.3)	(1.3)
Deferred tax liabilities	(740.3)	(761.2)

Total net deferred tax assets (liabilities) [1]	$77.1	$(10.8)

1As of December 31, 2020 and 2019, deferred tax assets of $302.0 and $252.1, respectively, and deferred tax liabilities of $224.9 and $262.8, respectively, were separately included in our Consolidated Balance Sheet under Deferred income taxes and Other non-current liabilities.
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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2020	2019	2018
Balance at beginning of period	$164.2	$211.0	$243.0
Charged (reversed ) to costs and expenses	17.3	(24.9)	(28.0)
Charged (reversed) to gross tax assets and other accounts [1]	9.9	(19.8)	5.1
Foreign currency translation	5.7	(2.1)	(9.1)
Balance at end of period	$197.1	$164.2	$211.0

1Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2020, 2019, and 2018, amounts recorded and reversed to costs and expenses primarily related to increases and decreases in valuation allowances in Continental Europe for existing deferred tax assets.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
As of December 31, 2020, there were $1,188.8 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $1,035.3 have unlimited carryforward periods and $153.5 have expiration periods from 2021 to 2041. As of December 31, 2020, the Company also had $31.4 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2021 and 2041.
As of December 31, 2020 and 2019, we had $1,080.2 and $1,199.7, respectively, of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. It is not practicable to determine the deferred tax on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution and foreign withholding taxes.
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
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2020	2019	2018
Balance at beginning of period	$345.3	$335.4	$271.9
Increases as a result of tax positions taken during a prior year	18.1	22.7	65.9
Decreases as a result of tax positions taken during a prior year	(165.7)	(25.8)	(10.8)
Settlements with taxing authorities	(6.2)	(8.1)	(6.5)
Lapse of statutes of limitation	(0.7)	(0.6)	(1.7)
Increases as a result of tax positions taken during the current year	26.8	21.7	16.6
Balance at end of period	$217.6	$345.3	$335.4
Included in the total amount of unrecognized tax benefits of $217.6 as of December 31, 2020, is $188.9 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2020 and 2019 is $33.4 and $39.6, respectively, of which a benefit of $6.2 and $2.8 is included in our 2020 and 2019 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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
On July 29, 2020, the Internal Revenue Service notified the Company that the U.S. Federal income tax audit of years 2006 through 2016 has been finalized and settled. As a result, we recognized an income tax benefit of $136.2 in the third quarter of 2020 substantially all of which has been included within 'Decreases as a result of tax positions taken during a prior year' within the above Unrecognized Tax Benefits table.
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

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2018	$(716.4)	$(5.3)	$(219.4)	$(941.1)
Other comprehensive income (loss) before reclassifications	12.0	0.0	(14.7)	(2.7)
Amount reclassified from accumulated other comprehensive loss, net of tax	6.7	1.8	5.3	13.8
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)
Other comprehensive income (loss) before reclassifications	40.1	8.5	(26.3)	22.3
Amount reclassified from accumulated other comprehensive loss, net of tax	20.0	1.8	5.7	27.5
Balance as of December 31, 2020	$(637.6)	$6.8	$(249.4)	$(880.2)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2020	2019	2018
Foreign currency translation adjustments [1]	$20.0	$6.7	$15.7	Other expense, net
Losses on derivative instruments	2.4	2.3	2.2	Interest expense
Amortization of defined benefit pension and postretirement plans items	7.3	6.7	6.5	Other expense, net
Tax effect	(2.2)	(1.9)	(2.3)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$27.5	$13.8	$22.1

1These foreign currency translation adjustments are primarily a result of the sales of businesses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Note 11:  Restructuring Charges
Restructuring Charges

	Years ended December 31,
	2020	2019	2018
Severance and termination costs	$140.4	$22.0	$0.0
Lease restructuring costs	256.0	11.9	0.0
Other restructuring costs	17.4	0.0	0.0
Total restructuring charges	$413.8	$33.9	$0.0
2020 Restructuring Plan
Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). These actions continued through the fourth quarter and most are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations to address certain operating expenses such as occupancy expense and salaries and related expenses.
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2020
Severance and termination costs	$140.4	$4.5	$61.3	$74.6
Lease impairment costs	256.0	256.0	0.0	0.0
Other	17.4	5.1	12.3	0.0
Total	$413.8	$265.6	$73.6	$74.6

Our charges for restructuring actions for the year ended December 31, 2020 totaled $413.8 and were designed to reduce our expenses, such as occupancy expense and salaries and related expenses, relative to our net revenue on an ongoing basis. These actions, taken during the second, third and fourth quarters, reduced our global real estate footprint by approximately 15% or 1,700,000 square feet and, further, downsized selected levels of management and staff with severance costs for 1,520 employees or approximately 3%. Of the total charges for the year ended December 31, 2020, $265.6 or 64%, is non-cash, mainly representing the impairment of right-of-use assets of operating leases.
Net restructuring charges were comprised of $317.9 at IAN and $78.8 at DXTRA for the year ended December 31, 2020, which include non-cash lease impairment costs of $190.4 and $59.8, respectively.
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

	Years ended December 31,
	2020	2019	2018
Stock-settled awards	$38.4	$33.5	$24.7
Cash-settled awards	1.0	0.8	0.6
Performance-based awards	28.6	46.7	57.5
Employee stock purchase plan	1.4	1.1	0.9
Other [1]	1.7	0.6	0.9
Stock-based compensation expense	$71.1	$82.7	$84.6
Tax benefit	$17.3	$20.0	$20.4

1Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years after the grant date (or earlier in the case of certain terminations of employment). There were no stock options granted during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, all stock options granted were fully vested and exercisable.
The following table summarizes our stock option activity during 2020.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2020	1.2	$12.26
Exercised	(0.6)	$11.70
Stock options outstanding as of December 31, 2020	0.6	$12.75	2.2	$6.8
There were 0.6, 0.6 and 1.9 stock options exercised in 2020, 2019 and 2018, respectively. The total intrinsic value of stock options exercised during 2020, 2019 and 2018 was $5.3, $9.1 and $27.9, respectively. The cash received from the stock options exercised in 2020, 2019 and 2018 was $9.1, $8.3 and $29.0, which included taxes withheld of $2.6, $4.0, and $13.3, respectively.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
The fair value of the shares on the grant date is amortized over the vesting period, which is generally three years. Upon completion of the vesting period for cash-settled awards, the grantee is entitled to receive a payment in cash based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award. The fair value of cash-settled awards is adjusted each quarter based on our share price. The holders of certain stock-settled awards have the right to receive dividends. Dividends declared on common stock are accrued during the vesting period and paid when the award vests. The holders of performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2020 and 2019.

	Years ended December 31,
	2020	2019	2018
Stock-Settled Awards:
Awards granted	2.3	2.5	2.1
Weighted-average grant-date fair value (per award)	$20.70	$22.78	$23.60
Total fair value of vested awards distributed	$17.3	$15.2	$24.2
Cash-Settled Awards:
Awards granted	0.0	0.0	0.1
Weighted-average grant-date fair value (per award)	$21.02	$22.83	$23.62
Total fair value of vested awards distributed	$0.3	$0.9	$0.8
Performance-Based Awards:
Awards granted	2.4	2.1	2.9
Weighted-average grant-date fair value (per award)	$18.67	$20.16	$21.13
Total fair value of vested awards distributed	$53.3	$64.9	$87.2
In conjunction with common stock dividends declared in 2020 and 2019, we accrued dividends of $5.6 and $4.2, respectively, on non-vested stock-settled and cash-settled awards and paid dividends of $1.5 and $1.2 for stock-settled and cash-settled awards that vested during 2020 and 2019, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2020 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2020	4.7	$23.21	0.1	$23.20	5.6	$21.36
Granted	2.3	20.70	0.0	21.02	2.4	18.67
Vested	(0.9)	23.71	0.0	22.12	(2.6)	22.18
Forfeited	(0.4)	22.55	0.0	23.14	(0.6)	21.12
Non-vested as of December 31, 2020	5.7	$22.18	0.1	$22.40	4.8	$19.61
Total unrecognized compensation expense remaining	$48.5		$1.1		$33.9
Weighted-average years expected to be recognized over	1.2		1.1		1.8
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2020, which resulted in a forfeiture rate slightly less than prior years.

2009 and 2020 Restricted Cash Plan
In March 2009, the Compensation Committee approved the Interpublic Restricted Cash Plan and in November 2020, the Compensation Committee approved a new Interpublic Restricted Cash Plan, (collectively the “Cash Plans”). Under the Cash Plans, the Board, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive cash-settled awards. Cash awards, when granted, have a service-period vesting condition and generally vest in two years or three years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Awards
During the years ended December 31, 2020, 2019 and 2018, the Compensation Committee granted cash awards under the Cash Plans with a total target value of $54.5, $22.3 and $20.9, respectively. For those same years, we recognized $25.5, $15.6 and $7.0, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2020, 2019 and 2018, the Compensation Committee granted performance awards to be settled in cash under the 2019 PIP with a total target value of $43.5, $40.7, and $39.9, respectively. For those same years, we recognized $29.2, $39.9 and $37.6, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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
Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of approximately 10.0 shares are reserved for issuance under the ESPP, of which 1.6 shares have been issued since the inception of the ESPP through December 31, 2020.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2020 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2020				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents [1]	$1,507.4	$0.0	$0.0	$1,507.4	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [2]	$0.0	$0.0	$95.5	$95.5	Accrued liabilities and Other non-current liabilities

	December 31, 2019				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents [1]	$786.0	$0.0	$0.0	$786.0	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [2]	$0.0	$0.0	$114.1	$114.1	Accrued liabilities and Other non-current liabilities

1The increase from December 31, 2019 to December 31, 2020 in cash equivalents is related to increased U.S. investments in money market and time deposits driven by higher levels of excess cash near year-end.
2Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $18.6 from December 31, 2019 to December 31, 2020 is primarily due to payments. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,951.1	$43.9	$3,995.0
Our long-term debt is comprised of senior notes and other notes payable. The fair value of our senior notes, which are traded over-the-counter, is based on quoted prices in markets that are not active. Therefore, these senior notes are classified as Level 2. Our other notes payable are not actively traded, and their fair value is not solely derived from readily observable inputs. The fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore is classified as Level 3. See Note 4 for further information on our long-term debt.
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of December 31, 2020 ranged from 1.0% to 4.0% and 0.4% to 3.4%, respectively.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Note 14:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 3,100 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,400 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

	2020	2019	2020	2019	2020	2019
Benefit Obligation
Projected benefit obligation as of January 1	$116.9	$115.4	$541.2	$496.0	$27.2	$27.7
Service cost	0.0	0.0	4.9	4.8	0.0	0.0
Interest cost	3.7	4.8	9.4	12.4	0.8	1.2
Benefits paid	(10.1)	(9.2)	(22.9)	(27.8)	(5.2)	(5.4)
Plan participant contributions	0.0	0.0	0.0	0.0	2.1	2.0
Actuarial losses	6.3	5.9	54.3	42.7	0.9	1.7
Settlements and curtailments	0.0	0.0	(4.9)	(0.7)	0.0	0.0
Foreign currency effect	0.0	0.0	23.3	13.8	0.0	0.0
Other	0.0	0.0	0.6	0.0	0.0	0.0

Projected benefit obligation as of December 31	$116.8	$116.9	$605.9	$541.2	$25.8	$27.2

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$99.1	$89.8	$409.5	$363.9	$0.0	$0.0
Actual return on plan assets	10.6	16.1	45.7	42.0	0.0	0.0
Employer contributions	1.3	2.4	18.4	18.0	3.1	3.4
Plan participant contributions	0.0	0.0	0.0	0.0	2.1	2.0
Benefits paid	(10.1)	(9.2)	(22.9)	(27.8)	(5.2)	(5.4)
Settlements	0.0	0.0	(4.9)	0.0	0.0	0.0
Foreign currency effect	0.0	0.0	15.8	13.4	0.0	0.0

Fair value of plan assets as of December 31	$100.9	$99.1	$461.6	$409.5	$0.0	$0.0

Funded status of the plans at December 31	$(15.9)	$(17.8)	$(144.3)	$(131.7)	$(25.8)	$(27.2)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2020	2019	2020	2019	2020	2019
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$10.9	$10.1	$0.0	$0.0
Current liability	0.0	0.0	(7.4)	(5.8)	(2.5)	(2.7)
Non-current liability	(15.9)	(17.8)	(147.8)	(136.0)	(23.3)	(24.5)

Net liability recognized	$(15.9)	$(17.8)	$(144.3)	$(131.7)	$(25.8)	$(27.2)

Accumulated benefit obligation	$116.8	$116.9	$603.3	$538.6

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$53.9	$54.2	$213.3	$183.2	$5.4	$4.7
Prior service cost (credit)	0.0	0.0	1.1	1.1	0.0	(0.1)

Total amount recognized	$53.9	$54.2	$214.4	$184.3	$5.4	$4.6

Actuarial losses of $6.3 for the Domestic Pension Plan are attributed to a decrease in the discount rate from 3.35% as of December 31, 2019 to 2.60% as of December 31, 2020, offset by changes in the mortality assumption and demographic experience. Actuarial losses of $54.3 for the foreign pension plans are attributed to a decrease in the weighted-average discount rate from 1.84% as of December 31, 2019 to 1.35% as of December 31, 2020 and changes in demographic experience.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2020	2019	2020	2019
Pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$116.8	$116.9	$600.8	$534.6
Aggregate accumulated benefit obligation	116.8	116.9	600.1	533.5
Aggregate fair value of plan assets	100.9	99.1	445.6	392.7
Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$0.0	$0.0	$0.0	$4.9	$4.8	$5.4	$0.0	$0.0	$0.0
Interest cost	3.7	4.8	4.5	9.4	12.4	13.1	0.8	1.2	1.1
Expected return on plan assets	(5.7)	(5.9)	(6.6)	(18.8)	(17.4)	(18.8)	0.0	0.0	0.0
Settlement and curtailment	0.0	0.0	0.0	(0.1)	0.0	(1.0)	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.1	0.1	0.0	(0.2)	(0.2)
Net actuarial losses	1.7	1.9	1.6	5.4	4.8	5.9	0.2	0.1	0.1
Net periodic cost	$(0.3)	$0.8	$(0.5)	$0.9	$4.7	$4.7	$1.0	$1.1	$1.0

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018

Net periodic cost
Discount rate	3.35%	4.35%	3.70%	1.84%	2.61%	2.36%	3.25%	4.30%	3.65%
Rate of compensation increase	N/A	N/A	N/A	2.51%	2.58%	2.37%	N/A	N/A	N/A
Expected return on plan assets	6.00%	7.00%	7.00%	4.70%	4.76%	4.70%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.37%	1.44%	1.31%	N/A	N/A	N/A

Benefit obligation
Discount rate	2.60%	3.35%	4.35%	1.35%	1.84%	2.61%	2.50%	3.25%	4.30%
Rate of compensation increase	N/A	N/A	N/A	2.47%	2.51%	2.58%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.50%	1.37%	1.44%	N/A	N/A	N/A

Health care cost trend rate assumed for next year
Initial rate (weighted-average)							6.75%	7.00%	6.25%
Year ultimate rate is reached							2028	2028	2024
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2020, 2019 and 2018, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 13 for a description of the fair value hierarchy.

	December 31, 2020				December 31, 2019
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$19.3	$0.0	$0.0	$19.3	$18.0	$0.0	$0.0	$18.0
Limited partnerships	0.0	0.0	25.9	25.9	0.0	0.0	25.6	25.6
Fixed income securities	22.7	0.0	0.0	22.7	19.6	0.0	0.0	19.6
Insurance contracts	0.0	3.6	0.0	3.6	0.0	5.5	0.0	5.5
Other	28.9	0.0	0.0	28.9	27.8	0.0	0.0	27.8
Total plan assets, subject to leveling	$70.9	$3.6	$25.9	$100.4	$65.4	$5.5	$25.6	$96.5
Plan assets measured at net asset value
Other investments measured at net asset value [1]				462.1				412.1
Total plan assets				$562.5				$508.6

1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy but are included to reconcile to the amounts presented in the fair value of plan assets table above.
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

	Years ended December 31,
Plan assets subject to fair value hierarchy, Level 3	2020	2019
Balance at beginning of period	$25.6	$25.6
Actual return on plan assets	0.3	0.0
Balance at end of period	$25.9	$25.6
Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2020, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2021 Target Allocation	2020	2019
Alternative investments [1]	23%	24%	25%
Equity securities	27%	27%	25%
Fixed income securities	19%	18%	19%
Liability driven investments [2]	15%	15%	14%
Real estate	9%	9%	9%
Other	7%	7%	8%
Total	100%	100%	100%

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
1Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.
2Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2020, we contributed $1.3 and $18.4 of cash to our domestic and foreign pension plans, respectively. For 2021, we expect to contribute approximately $3.0 and $19.0 of cash to our domestic and foreign pension plans, respectively.
The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2021	$10.2	$25.0	$2.5
2022	8	22.9	2.3
2023	7.5	24.0	2.1
2024	7.5	25.2	2.0
2025	7.4	25.9	1.8
2026 - 2030	34.2	129.5	8.0
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.2 in any individual year.
Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2020, 2019 and 2018 were $58.7, $61.2 and $52.6, respectively. Expenses include a discretionary Company contribution of $2.9, $8.1 and $6.7 offset by participant forfeitures of $5.1, $5.6 and $5.8 in 2020, 2019 and 2018, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $46.3, $54.5 and $51.3 to these plans in 2020, 2019 and 2018, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation and benefit arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. These arrangements may provide participants with the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service, attaining a certain age or upon retirement or termination. As of December 31, 2020 and 2019, the deferred compensation and deferred benefit liability balance was $188.5 and $197.5, respectively. Amounts expensed for deferred compensation and benefit arrangements in 2020, 2019 and 2018 were $11.0, $19.4 and $10.0, respectively.
We have purchased life insurance policies on participants' lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2020 and 2019, the cash surrender value of these policies was $180.8 and $178.2, respectively.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2020 and 2019. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $8.7 and $5.5 as of December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 15:  Segment Information
As of December 31, 2020, we have two reportable segments: IAN and DXTRA. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, Media, Data Services and Tech, which includes IPG Mediabrands, Acxiom and Kinesso, our digital specialist agencies and our domestic integrated agencies. DXTRA is comprised of a number of our specialist marketing services offerings including Weber Shandwick, DeVries, Golin, FutureBrands, Jack Morton and Octagon Worldwide. We also report results for the "Corporate and other" group.
Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a range of solutions for our clients. Our digital specialist agencies, including R/GA and Huge, provide digital capabilities and serve as key digital partners. In addition, our domestic integrated agencies, including Hill Holliday, Deutsch, Carmichael Lynch and Tierney, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. Media, Data Services and Tech offerings provide strategic media planning and buying services as well as data management and leading marketing technology services. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.
DXTRA, which includes Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting. DXTRA shares some similarities with service lines offered by IAN; however, on an aggregate basis, DXTRA has a higher proportion of arrangements for which they act as principal.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Summarized financial information concerning our reportable segments is shown in the following tables.

	Years ended December 31,
	2020	2019	2018
Total Revenue:
IAN	$7,410.1	$7,992.0	$7,427.3
DXTRA	1,650.9	2,229.3	2,287.1
Total	$9,061.0	$10,221.3	$9,714.4

Net revenue:
IAN	$6,921.4	$7,328.8	$6,720.9
DXTRA	1,143.1	1,296.3	1,310.7
Total	$8,064.5	$8,625.1	$8,031.6

Segment EBITA [1]:
IAN	$699.1	$1,115.7	$1,038.8
DXTRA	56.5	158.1	183.6
Corporate and other	(81.3)	(101.8)	(176.0)
Total	$674.3	$1,172.0	$1,046.4

Amortization of acquired intangibles:
IAN	$81.5	$81.6	$32.2
DXTRA	4.4	4.4	5.4
Corporate and other	0.0	0.0	0.0
Total	$85.9	$86.0	$37.6

Depreciation and amortization [2]:
IAN	$178.9	$164.6	$136.0
DXTRA	20.4	20.6	19.8
Corporate and other	5.4	7.3	9.5
Total	$204.7	$192.5	$165.3

Capital expenditures:
IAN	$132.0	$161.8	$143.7
DXTRA	8.4	13.3	13.2
Corporate and other	27.1	23.4	20.2
Total	$167.5	$198.5	$177.1

1 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net income attributable to noncontrolling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

	December 31,
	2020	2019
Total assets:
IAN	$14,784.5	$15,155.2
DXTRA	1,549.2	1,725.5
Corporate and other	1,709.0	871.2
Total	$18,042.7	$17,751.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Years ended December 31,
	2020	2019	2018
IAN EBITA	$699.1	$1,115.7	$1,038.8
DXTRA EBITA	56.5	158.1	183.6
Corporate and other EBITA	(81.3)	(101.8)	(176.0)
Less: consolidated amortization of acquired intangibles	85.9	86.0	37.6
Operating income	588.4	1,086.0	1,008.8
Total (expenses) and other income	(227.1)	(207.7)	(170.8)
Income before income taxes	$361.3	$878.3	$838.0
Long-lived assets, including operating lease right-of-use assets and excluding intangible assets, are presented by major geographic area in the following table.

	Long-Lived Assets
	December 31,
	2020	2019
Domestic	$1,801.4	$2,080.4
International:
United Kingdom	216.6	167.6
Continental Europe	117.5	149.7
Asia Pacific	183.1	240.9
Latin America	58.9	74.8
Other	116.5	130.4
Total International	692.6	763.4
Total Consolidated	$2,494.0	$2,843.8
Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 16:  Commitments and Contingencies
Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of December 31, 2020 and 2019, the amount of parent company guarantees on lease obligations was $630.8 and $739.1, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $399.6 and $293.8, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $109.2 and $207.7, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2020, there were no material assets pledged as security for such parent company guarantees.
Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2020.

	2021	2022	2023	2024	2025	Thereafter	Total
Deferred acquisition payments	$47.9	$10.9	$7.0	$8.4	$0.0	$2.9	$77.1
Redeemable noncontrolling interests and call options with affiliates [1]	17.2	23.3	26.8	1.5	0.7	0.0	69.5
Total contingent acquisition payments	$65.1	$34.2	$33.8	$9.9	$0.7	$2.9	$146.6

1We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2020. These estimated payments of $14.2 are included within the total payments expected to be made in 2021, and will continue to be carried forward into 2022 or beyond until exercised or expired. Redeemable

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.
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
Income Taxes
In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes by removing certain exceptions and amending certain sections of existing guidance under ASC 740. This amended guidance is effective January 1, 2021. We do not expect the adoption of this amended guidance to have a material impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Note 18:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Revenue:
Net revenue	$1,972.1	$2,004.8	$1,853.4	$2,125.9	$1,954.6	$2,061.4	$2,284.4	$2,433.0
Billable expenses	387.7	356.4	172.3	394.3	170.9	376.7	265.6	468.8
Total Revenue	2,359.8	2,361.2	2,025.7	2,520.2	2,125.5	2,438.1	2,550.0	2,901.8

Operating Expenses:
Salaries and related expenses	1,422.8	1,421.1	1,306.1	1,381.2	1,269.9	1,334.4	1,346.2	1,432.1
Office and other direct expenses	378.2	389.2	317.0	387.3	307.9	367.9	364.8	419.7
Billable expenses	387.7	356.4	172.3	394.3	170.9	376.7	265.6	468.8
Cost of services	2,188.7	2,166.7	1,795.4	2,162.8	1,748.7	2,079.0	1,976.6	2,320.6
Selling, general and administrative expenses	22.4	41.4	4.1	18.1	9.9	9.8	22.4	24.5
Depreciation and amortization	72.8	71.1	73.1	73.0	71.0	69.0	73.7	65.4
Restructuring Charges [1]	0.0	31.8	112.6	2.1	47.3	0.0	253.9	0.0
Total operating expenses	2,283.9	2,311.0	1,985.2	2,256.0	1,876.9	2,157.8	2,326.6	2,410.5
Operating income	75.9	50.2	40.5	264.2	248.6	280.3	223.4	491.3
Net interest expense	(34.1)	(42.0)	(43.9)	(43.9)	(44.7)	(40.2)	(40.0)	(38.7)
Other expense, net [2]	(21.8)	(6.9)	(21.5)	(3.8)	(11.3)	(7.4)	(9.8)	(24.8)
Total (expenses) and other income	(55.9)	(48.9)	(65.4)	(47.7)	(56.0)	(47.6)	(49.8)	(63.5)
Provision for (benefit of) for income taxes [3]	17.2	10.5	19.0	43.6	(86.3)	64.6	58.1	86.1
Net income (loss)	2.6	(9.5)	(43.9)	172.8	278.5	168.4	117.0	342.2
Net income (loss) available to IPG common stockholders	$4.7	$(8.0)	$(45.6)	$169.5	$279.7	$165.6	$112.3	$328.9
Earnings (loss) per share available to IPG common stockholders:
Basic	$0.01	$(0.02)	$(0.12)	$0.44	$0.72	$0.43	$0.29	$0.85
Diluted	$0.01	$(0.02)	$(0.12)	$0.43	$0.71	$0.42	$0.28	$0.84
Dividends declared per common share	$0.255	$0.235	$0.255	$0.235	$0.255	$0.235	$0.255	$0.235

1The three months ended June 30, September 30 and December 31, 2020 included restructuring charges of $112.6, $47.3 and $253.9, respectively. The three months ended March 31 and June 30, 2019 included restructuring charges of $31.8 and $2.1, respectively. See "Restructuring Charges" Note 11 for further information.
2The three months ended March 31, June 30 September 30 and December 31, 2020 included pre-tax net losses of $23.3, $19.9, $8.6, and $15.2, respectively, on sales of businesses. The three months ended March 31, June 30, September 30 and December 31, 2019 included pre-tax net losses of $8.6, $3.2, $7.7, and $23.9, respectively, on sales of businesses.
3The three months ended June 30 and September 30, 2020 included tax expense of $10.4 and $3.2, respectively, related to a change in our indefinite reinvestment assertion for certain foreign subsidiaries (APB 23). The three months ended September 30, 2020 also included a net tax benefit of $136.2 related to the settlement of the U.S. Federal income tax audit of the years 2006 through 2016. The three months ended June 30 and December 31, 2019 included a tax benefit of $13.9 related to the settlement of certain tax positions and $25.3 related to valuation allowance reversals, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
Note 19:  Subsequent Events
We announced on February 10, 2021 that our Board had declared a common stock cash dividend of $0.27 per share, payable on March 15, 2021 to holders of record as of the close of business on March 1, 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2020, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2020. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2020, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Committees of the Board of Directors” section, the “Audit Committee” section and the “Delinquent Section 16(a) Reports” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2021 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”
New York Stock Exchange Certification
In 2020, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2020, which is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	11,124,923	$12.75	33,016,418
1Included a total of 633,419 outstanding stock options granted under the 2009 Performance Incentive Plan (the “2009 Plan"). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.
2Included a total of 4,753,608 shares of Common Stock representing the target number of shares issuable under the 2014 Performance Incentive Plan (the “2014 Plan”) and the 2019 Performance Incentive Plan (the “2019 Plan”) following the completion of the 2018-2020 performance period, the 2019-2021 performance period, and the 2020-2022 performance period, respectively.

3Included a total of 5,641,296 shares of Common Stock issuable pursuant to restricted share unit awards granted under the 2014 Plan and 2019 Plan, which are settled in shares of Common Stock.
4Included a total of 96,600 shares of Common Stock issuable pursuant to restricted share awards granted under the 2019 Plan.
5Included (i) 24,570,348 shares of Common Stock available for issuance under the shares of Common Stock available for issuance under the 2019 Performance Incentive Plan and (ii) 8,446,070 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016).

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
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

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2(i)	Membership Interest Purchase Agreement, dated as of July 2, 2018, by and among Acxiom Corporation, the Registrant, LiveRamp, Inc., and Acxiom Holdings, Inc., is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2018.

3(i)	Restated Certificate of Incorporation of the Registrant dated as of October 24, 2013, is incorporated by reference to Exhibit 3(i)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

3(ii)	Amended and Restated By-Laws of the Registrant dated as of October 26, 2016, is incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016.

4(iii)(A)	Senior Debt Indenture dated as of March 2, 2012 (the "2012 Indenture"), between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 2, 2012.

4(iii)(B)	First Supplemental Indenture, dated as of March 2, 2012, to the 2012 Indenture, with respect to the 4.00% Senior Notes due 2022 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

4(iii)(C)	Third Supplemental Indenture, dated as of November 8, 2012, to the 2012 Indenture, with respect to the 3.75% Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

4(iii)(D)	Fourth Supplemental Indenture, dated as of April 3, 2014, to the 2012 Indenture, with respect to the 4.20% Senior Notes due 2024 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.

4(iii)(E)	Sixth Supplemental Indenture, dated as of September 21, 2018, to the 2012 Indenture, with respect to the 3.750% Senior Notes due 2021 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.

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

4(iii)(H)	Ninth Supplemental Indenture, dated as of March 30, 2020, to the 2012 Indenture, with respect to the 4.750% Senior Notes due 2030 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2020.

4(vi)	Description of Registered Securities is incorporated by reference to Exhibit 4(vi) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10(i)(A)	Amended and Restated Credit Agreement, dated as of November 1, 2019, among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, N.A., as administrative agent. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2019.

10(i)(B)	Amendment No. 1, dated as of July 28, 2020, to the Amended and Restated Credit Agreement, dated as of November 1, 2019, among the Registrant, the lenders and agents named therein and Citibank, N.A., as administrative agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

10(i)(C)
364-Day Credit Agreement, dated as of March 27, 2020, by and among the Registrant, the initial lenders named therein, Citibank, N.A. (“Citibank”), as administrative agent, JPMorgan Chase Bank, N.A. (“JPMorgan”), as syndication agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents, and Citibank and JPMorgan, as joint lead arrangers and joint book managers is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2020.

10(i)(D)
Amendment No. 1, dated as of July 28, 2020, to the 364-Day Credit Facility, dated as of March 27, 2020, among the Registrant, the lenders and agents named therein and Citibank, N.A., as administrative agent incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

(i) Philippe Krakowsky

10(iii)(A)(1)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(2)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(3)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(4)	Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(5)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(6)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(7)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(8)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(9)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(ii) Michael I. Roth

10(iii)(A)(10)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10(iii)(A)(11)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*

10(iii)(A)(12)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*

10(iii)(A)(13)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(14)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(15)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

10(iii)(A)(16)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(17)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated August 29, 2013 is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(18)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(19)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(iii) Ellen Johnson

10(iii)(A)(20)
Employment Agreement between the Registrant and Ellen Johnson made as of January 1, 2020, entered into on July 29, 2020 is incorporated by reference to Exhibit 10(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

10(iii)(A)(21)	Executive Change of Control Agreement between the Registrant and Ellen Johnson dated as of May 27, 2010, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(22)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated August 29, 2013, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(23)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated October 26, 2016, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*.

10(iii)(A)(24)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*.

(iv) Andrew Bonzani

10(iii)(A)(25)	Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(26)	Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(27)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(28)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(29)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(v) Christopher Carroll

10(iii)(A)(30)	Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(31)	Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(32)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(33)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(34)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(35)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(vi) Frank Mergenthaler

10(iii)(A)(36)	Transition Agreement, dated as of June 11, 2019, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2019*

Compensation Plans and Arrangements:

10(iii)(A)(37)	The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(38)	2009 PIP Non-Statutory Stock Option Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(39)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(40)	2014 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(60) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(41)	2014 PIP Restricted Stock Unit Award Agreement (updated 2018), is incorporated by reference to Exhibit 10(iii)(A)(46) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(42)	2014 PIP Restricted Stock Unit Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(47) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(43)	2014 PIP Performance Share Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(48) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(44)	2014 PIP Performance Share Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(45)	2014 PIP Performance Cash Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(46)	2014 PIP Performance Cash Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(53) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(47)
The Interpublic Group 2019 Performance Incentive Plan (the “2019 PIP”) is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(48)	2019 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(63) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(49)	2019 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(64) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(50)	2019 PIP Restricted Stock Unit Award Agreement.* (updated 2021)

10(iii)(A)(51)
2019 PIP Restricted Stock Unit Award Agreement (version2) is incorporated by reference to Exhibit 10(iii)(A)(65) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(52)	2019 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(53)	2019 PIP Performance Share Award Agreement.* (updated 2021)

10(iii)(A)(54)
2019 PIP Performance Share Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(67) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(55)	2019 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(56)	2019 PIP Performance Cash Award Agreement.* (updated 2021)

10(iii)(A)(57)
2019 PIP Performance Cash Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(58)	2019 PIP Stock Option Award Agreement.*

10(iii)(A)(59)	The Restricted Cash Plan, as Amended and Restated as of May 18, 2009 is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(60)	Restricted Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(71) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(61)	The Interpublic Restricted Cash Plan, Restatement effective as of November 12, 2020. *

10(iii)(A)(62)	Restricted Cash Award Agreement.*

10(iii)(A)(63)	The Interpublic Senior Executive Incentive Plan is incorporated by reference to Exhibit 10(iii)(a)(7) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(64)	Amended and Restated Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.*

10(iii)(A)(65)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(66)	The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

10(iii)(A)(67)	The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(68)	Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(69)	Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(70)	The Interpublic Senior Executive Retirement Income Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(71)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(72)	Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(73)	Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(74)	The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(75)	Description of Changes to the Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.*

10(iii)(A)(76)	Description of Changes to the Compensation for Non-Management Directors, is incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2020.*

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2020. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Philippe Krakowsky	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2021
Philippe Krakowsky

/s/ Ellen Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Ellen Johnson

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Christopher F. Carroll

/s/ Michael I. Roth	Executive Chairman of the Board	February 22, 2021
Michael I. Roth

/s/ Jocelyn Carter-Miller	Director	February 22, 2021
Jocelyn Carter-Miller

/s/ Mary J. Steele Guilfoile	Director	February 22, 2021
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 22, 2021
Dawn Hudson

/s/ Jonathan F. Miller	Director	February 22, 2021
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 22, 2021
Patrick Q. Moore

/s/ Linda S. Sanford	Director	February 22, 2021
Linda Sanford

/s/ David M. Thomas	Director	February 22, 2021
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 22, 2021
E. Lee Wyatt Jr.