Form 10-Q
period 2021-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2021-04-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares of the registrant’s common stock outstanding as of April 15, 2021 was 393,375,648.

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
•developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, including laws and regulations related to data protection and consumer privacy; and
•failure to fully realize the anticipated benefits of our 2020 restructuring actions and other cost-savings initiatives.
Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and our quarterly reports on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
REVENUE:
Net revenue	$2,027.7	$1,972.1
Billable expenses	229.3	387.7
Total revenue	2,257.0	2,359.8

OPERATING EXPENSES:
Salaries and related expenses	1,393.1	1,422.8
Office and other direct expenses	292.9	378.2
Billable expenses	229.3	387.7
Cost of services	1,915.3	2,188.7
Selling, general and administrative expenses	28.2	22.4
Depreciation and amortization	69.2	72.8
Restructuring charges	1.3	0.0
Total operating expenses	2,014.0	2,283.9

OPERATING INCOME	243.0	75.9

EXPENSES AND OTHER INCOME:
Interest expense	(49.6)	(44.8)
Interest income	6.9	10.7
Other expense, net	(83.9)	(21.8)
Total (expenses) and other income	(126.6)	(55.9)

Income before income taxes	116.4	20.0
Provision for income taxes	23.8	17.2
Income of consolidated companies	92.6	2.8
Equity in net loss of unconsolidated affiliates	(0.2)	(0.2)
NET INCOME	92.4	2.6
Net (income) loss attributable to noncontrolling interests	(0.7)	2.1
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$91.7	$4.7

Earnings per share available to IPG common stockholders:
Basic	$0.23	$0.01
Diluted	$0.23	$0.01

Weighted-average number of common shares outstanding:
Basic	391.5	387.7
Diluted	396.0	391.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
NET INCOME	$92.4	$2.6

OTHER COMPREHENSIVE LOSS
Foreign currency translation:
Foreign currency translation adjustments	(41.0)	(147.6)
Reclassification adjustments recognized in net income	0.7	(3.6)
	(40.3)	(151.2)
Derivative instruments:
Changes in fair value of derivative instruments	21.3	(0.4)
Recognition of previously unrealized losses in net income	5.2	0.6
Income tax effect	(4.2)	(0.1)
	22.3	0.1
Defined benefit pension and other postretirement plans:
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.3	1.9
Other	(0.1)	(1.3)
Income tax effect	(0.4)	(0.3)
	1.8	0.3
Other comprehensive loss, net of tax	(16.2)	(150.8)
TOTAL COMPREHENSIVE INCOME (LOSS)	76.2	(148.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.6	(4.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$75.6	$(144.0)

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$2,015.3	$2,509.0
Accounts receivable, net of allowance of $92.6 and $98.3, respectively	3,440.3	4,646.4
Accounts receivable, billable to clients	1,842.7	1,820.7
Assets held for sale	4.5	0.8
Other current assets	467.4	390.7
Total current assets	7,770.2	9,367.6
Property and equipment, net of accumulated depreciation and amortization of $1,162.7 and $1,133.9, respectively	667.0	690.3
Deferred income taxes	295.6	302.0
Goodwill	4,934.3	4,945.5
Other intangible assets	913.6	933.6
Operating lease right-of-use assets	1,361.2	1,379.3
Other non-current assets	407.8	424.4
TOTAL ASSETS	$16,349.7	$18,042.7

LIABILITIES:
Accounts payable	$5,862.0	$7,269.7
Accrued liabilities	608.9	832.4
Contract liabilities	689.1	657.8
Short-term borrowings	43.1	48.0
Current portion of long-term debt	502.8	502.5
Current portion of operating leases	268.8	268.5
Liabilities held for sale	9.8	1.6
Total current liabilities	7,984.5	9,580.5
Long-term debt	2,906.9	2,915.8
Non-current operating leases	1,414.2	1,441.0
Deferred compensation	377.0	413.2
Other non-current liabilities	660.3	655.2
TOTAL LIABILITIES	13,342.9	15,005.7

Redeemable noncontrolling interests (see Note 5)	85.2	93.1

STOCKHOLDERS’ EQUITY:
Common stock	39.3	39.0
Additional paid-in capital	1,107.9	1,099.3
Retained earnings	2,623.1	2,636.9
Accumulated other comprehensive loss, net of tax	(896.3)	(880.2)
Total IPG stockholders’ equity	2,874.0	2,895.0
Noncontrolling interests	47.6	48.9
TOTAL STOCKHOLDERS’ EQUITY	2,921.6	2,943.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,349.7	$18,042.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92.4	$2.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	69.2	72.8
Loss on early extinguishment of debt	74.0	0.0
Amortization of restricted stock and other non-cash compensation	20.3	23.2
Deferred income tax	18.2	(11.2)
Net losses on sales of businesses	12.5	23.3
Net amortization of bond discounts and deferred financing costs	2.7	2.3
(Reversal of) Provision for uncollectible receivables	(2.2)	22.6
Other	4.6	1.2
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,158.6	1,343.5
Accounts receivable, billable to clients	(40.8)	(40.7)
Other current assets	(68.8)	(57.5)
Accounts payable	(1,347.0)	(1,466.9)
Accrued liabilities	(233.6)	(158.8)
Contract liabilities	34.7	8.8
Other non-current assets and liabilities	(44.6)	(42.3)
Net cash used in operating activities	(249.8)	(277.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28.3)	(44.6)
Acquisitions, net of cash acquired	0.0	(1.3)
Net proceeds from investments	28.8	1.8
Other investing activities	(0.3)	(16.7)
Net cash provided by (used in) investing activities	0.2	(60.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early extinguishment of long-term debt	(1,066.8)	0.0
Common stock dividends	(109.1)	(100.0)
Tax payments for employee shares withheld	(22.4)	(19.1)
Acquisition-related payments	(3.4)	(18.6)
Distributions to noncontrolling interests	(3.3)	(5.6)
Net (decrease) increase in short-term borrowings	(2.9)	247.8
Proceeds from long-term debt	998.1	646.2
Exercise of stock options	8.0	0.0
Other financing activities	(10.9)	(6.3)
Net cash (used in) provided by financing activities	(212.7)	744.4
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(30.4)	(46.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(492.7)	359.8
Cash, cash equivalents and restricted cash at beginning of period	2,511.5	1,195.7
Cash, cash equivalents and restricted cash at end of period	$2,018.8	$1,555.5
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$2,895.0	$48.9	$2,943.9
Net income				91.7		91.7	0.7	92.4
Other comprehensive loss					(16.1)	(16.1)	(0.1)	(16.2)
Reclassifications related to redeemable noncontrolling interests							1.0	1.0
Distributions to noncontrolling interests							(3.3)	(3.3)
Change in redemption value of redeemable noncontrolling interests				1.0		1.0		1.0
Common stock dividends ($0.270 per share)				(106.5)		(106.5)		(106.5)
Stock-based compensation	2.6	0.3	23.4			23.7		23.7
Exercise of stock options	0.6	0.1	8.2			8.3		8.3
Shares withheld for taxes	(0.9)	(0.1)	(23.0)			(23.1)		(23.1)
Other							0.4	0.4
Balance at March 31, 2021	393.2	$39.3	$1,107.9	$2,623.1	$(896.3)	$2,874.0	$47.6	$2,921.6

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6
Cumulative effect of accounting change				(6.6)		(6.6)		(6.6)
Net income (loss)				4.7		4.7	(2.1)	2.6
Other comprehensive loss					(148.7)	(148.7)	(2.1)	(150.8)
Reclassifications related to redeemable noncontrolling interests							2.8	2.8
Distributions to noncontrolling interests							(5.6)	(5.6)
Change in redemption value of redeemable noncontrolling interests				3.1		3.1		3.1
Common stock dividends ($0.255 per share)				(100.0)		(100.0)		(100.0)
Stock-based compensation	3.4	0.3	25.1			25.4		25.4
Exercise of stock options	0.0	0.0	0.2			0.2		0.2
Shares withheld for taxes	(0.9)	(0.1)	(21.4)			(21.5)		(21.5)
Balance at March 31, 2020	389.5	$38.9	$981.2	$2,591.1	$(1,078.7)	$2,532.5	$42.7	$2,575.2

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The effects of the novel coronavirus ("COVID-19") pandemic have impacted and will likely continue to impact our results of operations, cash flows and financial position. The Company’s Consolidated Financial Statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and allowance for expected credit losses on future uncollectible accounts receivable.
Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).
Cost of services is comprised of the expenses of our revenue-producing reportable segments, Integrated Agency Networks (“IAN”) and IPG DXTRA (“DXTRA”), including salaries and related expenses, office and other direct expenses and billable expenses, and includes an allocation of the centrally managed expenses from Corporate and other. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
Selling, general and administrative expenses are primarily the unallocated expenses from Corporate and other, excluding depreciation and amortization.
Depreciation and amortization of fixed assets and intangible assets of the Company is disclosed as a separate operating expense.
Restructuring charges in 2021 consist of adjustments to the Company's restructuring actions taken during 2020 to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business, as discussed further in Note 7. Restructuring charges mainly include severance and termination costs and lease impairment costs.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have two reportable segments as of March 31, 2021: IAN and DXTRA, as further discussed in Note 11. IAN principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications, marketing services and data management. DXTRA generates revenue from a comprehensive array of global public relations and communication services as well as providing events, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended March 31,
Total revenue:	2021	2020
United States	$1,425.8	$1,569.6
International:
United Kingdom	203.5	197.1
Continental Europe	195.6	169.8
Asia Pacific	210.9	211.4
Latin America	83.6	86.8
Other	137.6	125.1
Total International	831.2	790.2
Total Consolidated	$2,257.0	$2,359.8

	Three months ended March 31,
Net revenue:	2021	2020
United States	$1,309.8	$1,320.0
International:
United Kingdom	184.0	165.7
Continental Europe	175.8	146.0
Asia Pacific	169.1	158.8
Latin America	75.4	79.3
Other	113.6	102.3
Total International	717.9	652.1
Total Consolidated	$2,027.7	$1,972.1

IAN	Three months ended March 31,
Total revenue:	2021	2020
United States	$1,157.9	$1,193.3
International	693.5	625.5
Total IAN	$1,851.4	$1,818.8

Net revenue:
United States	$1,113.5	$1,111.9
International	620.6	552.6
Total IAN	$1,734.1	$1,664.5

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DXTRA	Three months ended March 31,
Total revenue:	2021	2020
United States	$267.9	$376.3
International	137.7	164.7
Total DXTRA	$405.6	$541.0

Net revenue:
United States	$196.3	$208.1
International	97.3	99.5
Total DXTRA	$293.6	$307.6
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2021	December 31, 2020
Accounts receivable, net of allowance of $92.6 and $98.3, respectively	$3,440.3	$4,646.4
Accounts receivable, billable to clients	1,842.7	1,820.7
Contract assets	43.1	51.8
Contract liabilities (deferred revenue)	689.1	657.8
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $643.0 of unsatisfied performance obligations as of March 31, 2021, which will be recognized as services are performed over the remaining contractual terms through 2027.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2021	December 31, 2020
3.750% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.1 and $0.5, respectively)	3.980%	$499.4	$499.1
4.000% Senior Notes due 2022	4.130%	—	249.3
3.750% Senior Notes due 2023	4.320%	—	498.8
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.2 and $0.6, respectively)	4.240%	249.2	498.3
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.3 and $3.4, respectively)	4.780%	495.3	495.2
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.5 and $5.5, respectively)	4.920%	641.0	640.8
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.8 and $4.7, respectively)	2.512%	494.5	—
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.1 and $5.8, respectively)	3.448%	493.1	—
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.7 and $5.1, respectively)	5.480%	492.2	492.1
Other notes payable and capitalized leases		45.0	44.7
Total long-term debt		3,409.7	3,418.3
Less: current portion		502.8	502.5
Long-term debt, excluding current portion		$2,906.9	$2,915.8
As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company's long-term debt was $3,739.9 and $3,995.0, respectively. Refer to Note 12 for details.
Debt Transactions
2.400% Senior Notes due 2031
On February 25, 2021, we issued a total of $500.0 in aggregate principal amount of 2.400% unsecured senior notes (the “2.400% Senior Notes”) due March 1, 2031. Upon issuance, the 2.400% Senior Notes were reflected in our unaudited Consolidated Balance Sheets at $494.5, net of discount of $0.8 and net of capitalized debt issuance costs, including commissions and offering expenses of $4.7, both of which will be amortized in interest expense through the maturity date using the effective interest method. Interest is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2021.
3.375% Senior Notes due 2041
On February 25, 2021, we issued a total of $500.0 in aggregate principal amount of 3.375% unsecured senior notes (the “3.375% Senior Notes”) due March 1, 2041. Upon issuance, the 3.375% Senior Notes were reflected in our unaudited Consolidated Balance Sheets at $493.1, net of discount of $1.1 and net of capitalized debt issuance costs, including commissions and offering expenses of $5.8, both of which will be amortized in interest expense through the maturity date using the effective interest method. Interest is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2021.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Consistent with our other outstanding debt securities, the newly issued 2.400% and 3.375% Senior Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity. We may redeem the 2.400% and 3.375% Senior Notes at any time in whole, or from time to time in part, in accordance with the provisions of the indenture, including the applicable supplemental indentures, which contain make-whole provisions, under which the 2.400% and 3.375% Senior Notes were issued. Additionally, upon the occurrence of a change of control repurchase event with respect to the 2.400% and 3.375% Senior Notes, each holder of the 2.400% and 3.375% Senior Notes has the right to require the Company to purchase that holder’s 2.400% and 3.375% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, unless the Company has exercised its option to redeem all the 2.400% and 3.375% Senior Notes. The proceeds of the 2.400% and 3.375% Senior Notes were used in funding the early extinguishment of certain of our Senior Notes.
4.000% Senior Notes due 2022
In March 2021, we redeemed all $250.0 in aggregate principal amount of the 4.000% unsecured senior notes due 2022 (the "4.000% Senior Notes"). Total cash paid to redeem the 4.000% Senior Notes was $258.9. In connection with the redemption of the 4.000% Senior Notes, we recognized a loss on early extinguishment of debt of $9.2, which included a redemption premium of $8.6 and the write-off of the remaining unamortized discount and debt issuance costs of $0.6. The loss on early extinguishment of debt was recorded in Other expense, net within our unaudited Consolidated Statement of Operations.
3.750% Senior Notes due 2023
In March 2021, we redeemed all $500.0 in aggregate principal amount of the 3.750% unsecured senior notes due 2023 (the "3.750% Senior Notes"). Total cash paid to redeem the 3.750% Senior Notes was $532.9. In connection with the redemption of the 3.750% Senior Notes, we recognized a loss on early extinguishment of debt of $36.5, which included a redemption premium of $30.7, the write-off of the remaining unamortized discount and debt issuance costs of $1.1 and a related deferred loss in other comprehensive income of $4.7. The loss on early extinguishment of debt was recorded in Other expense, net within our unaudited Consolidated Statement of Operations.
4.200% Senior Notes due 2024
In March 2021, we redeemed $250.0 of the $500.0 in aggregate principal amount of the 4.200% unsecured senior notes due 2024 (the "4.200% Senior Notes"). Total cash paid to redeem the 4.200% Senior Notes was $282.2. In connection with the redemption of the 4.200% Senior Notes, we recognized a loss on early extinguishment of debt of $28.3, which included a redemption premium of $27.5, and the write-off of half of the remaining unamortized discount and unamortized debt issuance costs of $0.8. The loss on early extinguishment of debt was recorded in Other expense, net within our unaudited Consolidated Statement of Operations.
Credit Arrangements
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2021, there were no borrowings under the Credit Agreement; however, we had $10.0 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.0. We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2021.
364-Day Credit Facility
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the "364-Day Credit Facility") that matured on March 26, 2021. The 364-Day Credit Facility was a revolving facility, under which amounts borrowed by us were to be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement was based on the Company’s credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) was 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) was 1.250%, and the facility fee payable on a lender’s revolving commitment was 0.250%. In addition, the 364-Day Credit Facility included covenants that, among other things, (i) limited our liens and the liens of our consolidated subsidiaries,

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
and (ii) limited subsidiary debt. The 364-Day Credit Facility also contained a financial covenant that required us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility were equivalent to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2021, the Company had uncommitted lines of credit in an aggregate amount of $927.9, under which we had outstanding borrowings of $43.1 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2021 was $81.4 with a weighted-average interest rate of approximately 2.9%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the first quarter of 2021, there was no commercial paper activity and, as of March 31, 2021, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three Months Ended March 31,
	2021	2020
Net income available to IPG common stockholders	$91.7	$4.7

Weighted-average number of common shares outstanding - basic	391.5	387.7
Dilutive effect of stock options and restricted shares	4.5	4.0
Weighted-average number of common shares outstanding - diluted	396.0	391.7

Earnings per share available to IPG common stockholders:
Basic	$0.23	$0.01
Diluted	$0.23	$0.01

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2021	December 31, 2020
Salaries, benefits and related expenses	$330.7	$504.6
Acquisition obligations	59.2	47.9
Interest	45.9	43.6
Income taxes payable	29.2	50.6
Restructuring charges	29.1	69.5
Office and related expenses	23.0	25.5
Other	91.8	90.7
Total accrued liabilities	$608.9	$832.4

Other Expense, Net
Results of operations for the three months ended March 31, 2021 and 2020 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2021	2020
Loss on early extinguishment of debt	$(74.0)	$0.0
Net losses on sales of businesses	(12.5)	(23.3)
Other	2.6	1.5
Total other expense, net	$(83.9)	$(21.8)
Loss on early extinguishment of debt – During the three months ended March 31, 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 aggregate principal amount of our 4.000% unsecured senior notes due 2022, all $500.0 aggregate principal amount of our 3.750% unsecured senior notes due 2023, and $250.0 of the $500.0 aggregate principal amount of our 4.200% unsecured senior notes due 2024. See Note 3 for further information.
Net losses on sales of businesses – During the three months ended March 31, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale, within our IAN and DXTRA reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of March 31, 2021, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

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
The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$93.1	$164.7
Change in related noncontrolling interests balance	0.2	(2.9)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	0.0
Redemptions	(5.7)	(2.5)
Redemption value adjustments	(2.4)	(4.5)
Balance at end of period	$85.2	$154.8

Note 6:  Income Taxes
For the three months ended March 31, 2021, our income tax expense was negatively impacted by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit, as well as by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, partially offset by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 7:  Restructuring Charges
Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Restructuring Plan”). These actions continued through the fourth quarter, and most were based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations to address certain operating expenses such as occupancy expense and salaries and related expenses.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2020 Restructuring Plan, included impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations in addition to losses and gains related to early lease terminations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three months ended March 31, 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

	Three months ended March 31,
	2021	2020
Severance and termination costs	$1.5	$0.0
Lease impairment costs	(0.4)	0.0
Other restructuring costs	0.2	0.0
Total restructuring charges	$1.3	$0.0
Net restructuring charges were comprised of $0.5 at IAN and $0.8 at DXTRA for the three months ended March 31, 2021.
A summary of the restructuring activities taken in the first quarter of 2021 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at March 31, 2021
Severance and termination costs	$74.6	$1.5	$0.2	$43.1	$32.8
Lease impairment costs	0.0	(0.4)	(0.4)	0.0	0.0
Other restructuring costs	0.0	0.2	0.0	0.2	0.0
Total	$74.6	$1.3	$(0.2)	$43.3	$32.8

Note 8:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the three months ended March 31, 2021.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	0.7	$25.45
Performance-based stock (shares)	0.5	$21.71
Stock options (shares)	0.3	$3.94
Total stock-based compensation awards	1.5
During the three months ended March 31, 2021, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $38.3 and $76.6, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2020	$(637.6)	$6.8	$(249.4)	$(880.2)
Other comprehensive (loss) income before reclassifications	(40.9)	18.4	0.0	(22.5)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.7	3.9	1.8	6.4
Balance as of March 31, 2021	$(677.8)	$29.1	$(247.6)	$(896.3)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)
Other comprehensive loss before reclassifications	(145.5)	(0.4)	(1.2)	(147.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	(3.6)	0.5	1.5	(1.6)
Balance as of March 31, 2020	$(846.8)	$(3.4)	$(228.5)	$(1,078.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2021	2020
Foreign currency translation adjustments	$0.7	$(3.6)	Other expense, net
Losses on derivative instruments	5.2	0.6	Other expense, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	2.3	1.9	Other expense, net
Tax effect	(1.8)	(0.5)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$6.4	$(1.6)

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Service cost	$0.0	$0.0	$1.1	$1.2	$0.0	$0.0
Interest cost	0.7	1.0	2.0	2.3	0.2	0.2
Expected return on plan assets	(1.4)	(1.4)	(5.2)	(4.7)	0.0	0.0
Amortization of:
Unrecognized actuarial losses	0.5	0.4	1.7	1.4	0.1	0.1
Net periodic cost	$(0.2)	$0.0	$(0.4)	$0.2	$0.3	$0.3
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the three months ended March 31, 2021, we contributed $1.3 and $4.6 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2021, we expect to contribute approximately $1.0 and $14.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 11:  Segment Information
As of March 31, 2021, we have two reportable segments: IAN and DXTRA. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, Media, Data Services and Tech, which includes IPG Mediabrands, Acxiom and Kinesso, our digital specialist agencies and our domestic integrated agencies. DXTRA is comprised of a number of our specialist marketing services offerings including Weber Shandwick, DeVries, Golin, FutureBrands, Jack Morton and Octagon Worldwide. We also report results for the “Corporate and Other” group. We continue to evaluate our financial reporting structure, and the profitability measure, employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance, is segment EBITA. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2021	2020
Total revenue:
IAN	$1,851.4	$1,818.8
DXTRA	405.6	541.0
Total	$2,257.0	$2,359.8

Net revenue:
IAN	$1,734.1	$1,664.5
DXTRA	293.6	307.6
Total	$2,027.7	$1,972.1

Segment EBITA [1]:
IAN	$254.3	$99.0
DXTRA	40.4	22.3
Corporate and Other	(30.1)	(24.1)
Total	$264.6	$97.2

Amortization of acquired intangibles:
IAN	$20.5	$20.2
DXTRA	1.1	1.1
Corporate and Other	0.0	0.0
Total	$21.6	$21.3

Depreciation and amortization [2]:
IAN	$41.4	$44.7
DXTRA	4.3	5.1
Corporate and Other	1.9	1.7
Total	$47.6	$51.5

Capital expenditures:
IAN	$21.7	$33.7
DXTRA	0.7	1.6
Corporate and Other	5.9	9.3
Total	$28.3	$44.6

1 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for incomes taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, net (income) loss attributable to noncontrolling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Total assets:
IAN	$13,587.8	$14,784.5
DXTRA	1,519.7	1,549.2
Corporate and Other	1,242.2	1,709.0
Total	$16,349.7	$18,042.7

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended March 31,
	2021	2020
IAN EBITA	$254.3	$99.0
DXTRA EBITA	40.4	22.3
Corporate and Other EBITA	(30.1)	(24.1)
Less: consolidated amortization of acquired intangibles	21.6	21.3
Operating income	243.0	75.9
Total (expenses) and other income	(126.6)	(55.9)
Income before income taxes	$116.4	$20.0

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2021. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,160.6	$0.0	$0.0	$1,160.6	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$99.7	$99.7	Accrued liabilities and Other non-current liabilities

	December 31, 2020				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,507.4	$0.0	$0.0	$1,507.4	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$95.5	$95.5	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $4.2 from December 31, 2020 to March 31, 2021 is primarily due to the exercises of redeemable noncontrolling interest and valuation adjustments, partially offset by payments related to ownership increase in our consolidated subsidiaries. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,696.8	$43.1	$3,739.9	$0.0	$3,951.1	$43.9	$3,995.0
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of March 31, 2021 ranged from 1.0% to 4.0% and 0.4% to 3.4%, respectively.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 13:  Commitments and Contingencies
Guarantees
As discussed in our 2020 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of March 31, 2021 and December 31, 2020, the amount of parent company guarantees on lease obligations was $616.8 and $630.8, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $400.4 and $399.6, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $106.3 and $109.2, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of March 31, 2021, there were no material assets pledged as security for such parent company guarantees.
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
Income Taxes
In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes by removing certain exceptions and amending certain sections of existing guidance under ASC 740. This amended guidance was effective beginning January 1, 2021. The adoption of this amended guidance did not have a material impact on our Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), as well as our other reports and filings with the Securities and Exchange Commission (the “SEC”). Our 2020 Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2020 Annual Report of our accounting policies that require critical judgment, assumptions and estimates.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Impact of COVID-19
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as forced business closures and limits on operations, the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and demand for our services. Some businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets we serve. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic have impacted and will likely continue to impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19 as well as the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.
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
We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives, which continue, to align our expenses with changes in revenue. The steps we took across our agencies and corporate group included deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary reductions for our senior corporate management team.
Starting in the second quarter of 2020 and continuing through the year 2020, the Company also took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. Most of these actions were based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. Our results during the first quarter of 2021 were most favorably impacted by the Euro, British Pound Sterling and Australian Dollar and most adversely impacted by the Brazilian Real.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The metrics that we use to evaluate our financial performance include organic change in net revenue as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated net revenue, as well as Adjusted EBITA. These metrics are also used by management to assess the financial performance of our reportable segments, Integrated Agency Networks (“IAN”) and IPG DXTRA (“DXTRA”). In certain of our discussions, we analyze net revenue by geographic region and by business sector, in which we focus on our top 500 clients, which typically constitute approximately 80% to 85% of our annual consolidated net revenues.
Results for the three months ended March 31, 2021, are not indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.
The following table presents a summary of our financial performance for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
Statement of Operations Data	2021	2020	% Increase/ (Decrease)
REVENUE:
Net revenue	$2,027.7	$1,972.1	2.8%
Billable expenses	229.3	387.7	(40.9)%
Total revenue	$2,257.0	$2,359.8	(4.4)%

OPERATING INCOME	$243.0	$75.9	>100%

Adjusted EBITA [1]	$264.6	$97.2	>100%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$91.7	$4.7

Earnings per share available to IPG common stockholders:
Basic	$0.23	$0.01
Diluted	$0.23	$0.01

Operating Ratios
Organic change in net revenue	1.9%	0.3%

Operating margin on net revenue	12.0%	3.8%
Operating margin on total revenue	10.8%	3.2%

Adjusted EBITA margin on net revenue [1]	13.0%	4.9%

Expenses as a % of net revenue:
Salaries and related expenses	68.7%	72.1%
Office and other direct expenses	14.4%	19.2%
Selling, general and administrative expenses	1.4%	1.1%
Depreciation and amortization	3.4%	3.7%
Restructuring charges [2]	0.1%	0.0%

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
2 Results include restructuring charges of $1.3 for the three months ended March 31, 2021. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Our organic net revenue increase of 1.9% for the first quarter of 2021 was primarily from net client wins in the healthcare sector and net higher spending from existing clients in the retail sector, partially offset by net client losses in the financial services sector and net decreases from existing clients in the technology and telecom sector. During the first quarter of 2021, our Adjusted EBITA margin increased to 13.0% from 4.9% in the prior-year period as net revenue increased, discussed below in the “Results of Operations” section, and our operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended March 31, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2021	Organic	Total
Consolidated	$1,972.1	$29.3	$(11.7)	$38.0	$2,027.7	1.9%	2.8%
Domestic	1,320.0	—	(7.4)	(2.8)	1,309.8	(0.2)%	(0.8)%
International	652.1	29.3	(4.3)	40.8	717.9	6.3%	10.1%
United Kingdom	165.7	11.6	0.9	5.8	184.0	3.5%	11.0%
Continental Europe	146.0	13.2	(1.5)	18.1	175.8	12.4%	20.4%
Asia Pacific	158.8	8.9	(4.0)	5.4	169.1	3.4%	6.5%
Latin America	79.3	(8.2)	0.3	4.0	75.4	5.0%	(4.9)%
Other	102.3	3.8	0.0	7.5	113.6	7.3%	11.0%
The slight organic decrease during the first quarter of 2021 in our domestic market was primarily driven by revenue declines due to the continuing impact of the COVID-19 pandemic on the economy at our discretionary digital project-based offerings and our sports and experiential marketing businesses. The organic decrease in our domestic market was largely offset by growth at our advertising and media businesses. In our international markets, the 6.3% organic increase was driven by growth across all geographic regions. This organic increase was primarily attributable to growth at our media and advertising businesses, most notably in the Continental Europe region, partially offset by declines at our sports and experiential marketing businesses.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.
Salaries and Related Expenses

	Three months ended March 31,
	2021	2020	% Increase/ (Decrease)
Salaries and related expenses	$1,393.1	$1,422.8	(2.1)%

As a % of net revenue:
Salaries and related expenses	68.7%	72.1%
Base salaries, benefits and tax	58.1%	61.7%
Incentive expense	4.3%	3.7%
Severance expense	0.3%	1.2%
Temporary help	4.6%	4.5%
All other salaries and related expenses	1.4%	1.0%
Salaries and related expenses decreased by 2.1% compared to the net revenue increase of 2.8% during the first quarter of 2021 as compared to the prior-year period. The decrease was primarily driven by reductions in base salaries, benefits and tax and severance expense, resulting from multiple initiatives taken in 2020 to align our expenses with changes in net revenue in response to the effects of the COVID-19 pandemic on economic conditions. The decreases were partially offset by increased incentive expense, primarily related to better-than-projected performance, and increased temporary help expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and Other Direct Expenses

	Three months ended March 31,
	2021	2020	% Increase/ (Decrease)
Office and other direct expenses	$292.9	$378.2	(22.6)%

As a % of net revenue:
Office and other direct expenses	14.4%	19.2%
Occupancy expense	5.6%	6.7%
All other office and other direct expenses [1]	8.8%	12.5%

1Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by 22.6% compared to the net revenue increase of 2.8% during the first quarter of 2021 as compared to the prior-year period. The decrease was mainly due to decreases in travel and entertainment expenses, bad debt expense, and new business and promotion expenses. The decrease in office and other direct expenses was also largely due to savings on occupancy expense as a result of real estate restructuring actions taken in 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three months ended March 31, 2021, SG&A as a percentage of net revenue slightly increased as compared to the prior-year period, primarily due to increases in professional fees and incentive expense, partially offset by decreased travel and entertainment expenses.
Depreciation and Amortization
During the three months ended March 31, 2021, depreciation and amortization expenses decreased compared to the prior-year periods.
Restructuring Charges
Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Restructuring Plan”). These actions continued through the fourth quarter and most were based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations to address certain operating expenses such as occupancy expense and salaries and related expenses.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2020 Restructuring Plan, included impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations in addition to losses and gains related to early lease terminations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three months ended March 31, 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Severance and termination costs	$1.5	$0.0
Lease impairment costs	(0.4)	0.0
Other restructuring costs	0.2	0.0
Total restructuring charges	$1.3	$0.0
Net restructuring charges were comprised of $0.5 at IAN and $0.8 at DXTRA for the three months ended March 31, 2021.
A summary of the restructuring activities taken in the first quarter of 2021 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at March 31, 2021
Severance and termination costs	$74.6	$1.5	$0.2	$43.1	$32.8
Lease impairment costs	0.0	(0.4)	(0.4)	0.0	0.0
Other restructuring costs	0.0	0.2	0.0	0.2	0.0
Total	$74.6	$1.3	$(0.2)	$43.3	$32.8

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2021	2020
Cash interest on debt obligations	$(47.1)	$(43.4)
Non-cash interest	(2.5)	(1.4)
Interest expense	(49.6)	(44.8)
Interest income	6.9	10.7
Net interest expense	(42.7)	(34.1)
Other expense, net	(83.9)	(21.8)
Total (expenses) and other income	$(126.6)	$(55.9)
Net interest expense increased by $8.6 to $42.7 in the first quarter of 2021 from a year ago, primarily attributable to increased cash interest expense from the issuance of $650.0 in aggregate principal amount of 4.750% unsecured senior notes due 2030 in March 2020 as well as a decrease in interest income.
Other Expense, Net
Results of operations for the three months ended March 31, 2021 and 2020 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2021	2020
Loss on early extinguishment of debt	$(74.0)	$0.0
Net losses on sales of businesses	(12.5)	(23.3)
Other	2.6	1.5
Total other expense, net	$(83.9)	$(21.8)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net losses on sales of businesses – During the three months ended March 31, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale, within our IAN and DXTRA reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Loss on early extinguishment of debt – During the three months ended March 31, 2021, we recorded a loss of $74.0 related to the early extinguishment of our $250.0 in aggregate principal amount 4.000% unsecured senior notes due 2022, $500.0 in aggregate principal amount 3.750% unsecured senior notes due 2023, and $250.0 of the $500.0 in aggregate principal amount 4.200% unsecured senior notes due 2024. See Note 3 in Item 1, unaudited Consolidated Financial Statements, for further information.

INCOME TAXES

	Three months ended March 31,
	2021	2020
Income before income taxes	$116.4	$20.0
Provision for income taxes	$23.8	$17.2
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2021, our income tax expense was negatively impacted by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit, as well as by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, partially offset by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
For the three months ended March 31, 2020, our income tax provision was negatively impacted by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances, and net losses on sales of businesses and the classification of certain assets as held for sale, for which we received minimal tax benefit.

EARNINGS PER SHARE
    Basic and diluted earnings per share available to IPG common stockholders for the three months ended March 31, 2021 were $0.23, compared to basic and diluted earnings per share of $0.01 for the three months ended March 31, 2020.
    Basic and diluted earnings per share for the three months ended March 31, 2021 included negative impacts of $0.04 from the amortization of acquired intangibles, $0.03 from net losses on sales of businesses and the classification of certain assets as held for sale and $0.14 from the loss on early extinguishment of debt.
    Basic and diluted earnings per share for the three months ended March 31, 2020 included negative impacts of $0.04 from the amortization of acquired intangibles and $0.06 from net losses on sales of businesses and the classification of certain assets as held for sale.

Segment Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2021: IAN and DXTRA. We also report results for the “Corporate and Other” group.
IAN
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2021	Organic	Total
Consolidated	$1,664.5	$22.8	$(6.0)	$52.8	$1,734.1	3.2%	4.2%
Domestic	1,111.9	—	(4.3)	5.9	1,113.5	0.5%	0.1%
International	552.6	22.8	(1.7)	46.9	620.6	8.5%	12.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The organic increase during the first quarter of 2021 was primarily from net client wins in the healthcare sector and net higher spending from existing clients in the retail sector, partially offset by net client losses in the food and beverage and financial services sectors. The organic increase during the first quarter of 2021 in our domestic market was primarily driven by growth at our advertising and media businesses, partially offset by revenue declines related to discretionary digital project-based offerings due to the continuing impact of the COVID-19 pandemic on the economy. In our international markets, the organic increase was primarily driven by strong performance at our media businesses in almost all geographic regions in addition to growth at our advertising businesses mainly in the United Kingdom and Continental Europe regions.
Segment EBITA

	Three months ended March 31,
	2021	2020	Change
Segment EBITA [1]	$254.3	$99.0	> 100%
Segment EBITA margin on net revenue [1]	14.7%	5.9%

1 Segment EBITA and Segment EBITA margin on net revenue include restructuring charges of $0.5 in the three months ended March 31, 2021. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin expanded during the first quarter of 2021 compared to the prior-year period, as net revenue increased, as discussed above, and operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased. The decrease in salaries and related expenses was primarily driven by reductions in base salaries, benefits and tax and severance expense, resulting from multiple initiatives taken in the prior year to align our expenses with changes in net revenue in response to the effects of the COVID-19 pandemic on economic conditions. The decreases were partially offset by increased incentive expense, primarily related to better than projected performance, and increased temporary help expenses. The decrease in office and other direct expense was mainly due to decreases in travel and entertainment expenses, bad debt expense and new business and promotion expenses. The decrease in office and other direct expenses was also largely due to savings on occupancy expense as a result of our real estate restructuring actions taken in 2020. During the three months ended March 31, 2021, Segment EBITA included restructuring charges of $0.5.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 2.4% during the first quarter of 2021, which decreased compared to the prior-year periods.
DXTRA
Net Revenue

		Components of Change				Change
	Three months ended March 31, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2021	Organic	Total
Consolidated	$307.6	$6.5	$(5.7)	$(14.8)	$293.6	(4.8)%	(4.6)%
Domestic	208.1	—	(3.1)	(8.7)	196.3	(4.2)%	(5.7)%
International	99.5	6.5	(2.6)	(6.1)	97.3	(6.1)%	(2.2)%
The organic decrease during the first quarter of 2021 was mainly attributable to lower spending from existing clients, primarily related to the impact of COVID-19 pandemic. The revenue decrease was in the technology and telecom, auto and transportation, and financial services sectors, partially offset by net client wins in the food and beverage sector and net higher spending from existing clients in the healthcare and consumer goods sectors. The organic decreases during the first quarter of 2021 in our domestic and international markets were primarily driven by revenue declines at our sports and experiential marketing businesses, primarily due to the continuing impact of the COVID-19 pandemic on the economy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended March 31,
	2021	2020	Change
Segment EBITA [1]	$40.4	$22.3	81.2%
Segment EBITA margin on net revenue [1]	13.8%	7.2%

1 Segment EBITA and Segment EBITA margin on net revenue include restructuring charges of $0.8 in the three months ended March 31, 2021. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin increased during the three months ended March 31, 2021 compared to the prior-year period, as the decrease in operating expense, excluding billable expenses and amortization of acquired intangibles, exceeded the decrease in net revenue. The decrease in salaries and related expenses was primarily driven by reductions in base salaries, benefits and tax and severance expense, resulting from multiple initiatives taken in the prior year to align our expenses with changes in net revenue in response to the effects of the COVID-19 pandemic on economic conditions. The decreases were partially offset by increased incentive expense, primarily related to better than projected performance. The decrease in office and other direct expenses was mainly due to decreases in travel and entertainment expenses and new business and promotion expenses as well as a year-over-year change in contingent acquisition obligations. The decrease in office and other direct expenses was also due to savings on occupancy expense as a result of our real estate restructuring actions taken in 2020. During the three months ended March 31, 2021, Segment EBITA included restructuring charges of $0.8.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 1.5% during the first quarter of 2021, which decreased as compared to the prior-year periods.
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
During the first quarter of 2021, Corporate and Other expenses increased by $6.0 to $30.1 compared to the prior-year period, primarily attributable to increases in professional fees and incentive expense, partially offset by decreased travel and entertainment expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2021	2020
Net income, adjusted to reconcile to net cash used in operating activities [1]	$291.7	$136.8
Net cash used in working capital [2]	(496.9)	(371.6)
Changes in other assets and liabilities using cash	(44.6)	(42.3)
Net cash used in operating activities	$(249.8)	$(277.1)
Net cash provided by (used in) investing activities	$0.2	$(60.8)
Net cash (used in) provided by financing activities	$(212.7)	$744.4

1Reflects net income adjusted primarily for loss on early extinguishment of debt, depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, deferred income taxes, and net losses on sales of businesses.
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
Net cash used in operating activities during the first quarter of 2021 was $249.8, which was a decrease of $27.3 as compared to the first quarter of 2020, primarily due to our increase in net income, partially offset by an increase in working capital usage of $125.3. Working capital was impacted by the spending levels of our clients and was primarily attributable to our media business.
Investing Activities
Net cash provided by investing activities during the first quarter of 2021 was $0.2, which was an increase of $61.0 as compared to the first quarter of 2020, primarily due to an increase from net proceeds from investments during the first quarter of 2021 as well as a decrease in capital expenditures, which consisted primarily of decreases in computer software and lease-related costs. The payments for capital expenditures were $28.3 and $44.6 in the first quarters of 2021 and 2020, respectively.
Financing Activities
Net cash used in financing activities during the first quarter of 2021 was $212.7, primarily driven by payment for the early extinguishment of long-term debt of $1,066.8 and the payment of common stock dividends of $109.1, partially offset by the net proceeds of $998.1 from the issuance of our $500.0 aggregate principal amount of 2.400% unsecured senior notes due 2031 (the "2.400% Senior Notes") and $500.0 aggregate principal amount of 3.375% unsecured senior notes due 2041 (the "3.375% Senior Notes"). See Note 3 in Item 1, Financial Statements, for further information.
Net cash provided by financing activities during the first quarter of 2020 was $744.4, primarily driven by the net proceeds of $646.2 from the issuance of our 4.750% unsecured senior notes due 2030 as well as the net increase in short-term borrowings of $247.8, primarily an increase of outstanding commercial paper, partially offset by the payment of common stock dividends of $100.0.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $30.4 during the first quarter of 2021. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Euro, British Pound Sterling and Brazilian Real as of March 31, 2021 as compared to December 31, 2020.
LIQUIDITY OUTLOOK
We expect our cash flow from operations and existing cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a commercial paper program, a committed corporate credit facility, and uncommitted lines of credit to support our operating needs. Borrowings under our commercial paper program are supported by our committed corporate credit agreement. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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
Notable funding requirements include:
•Debt service – Our 3.750% unsecured senior notes in aggregate principal amount of $500.0 mature on October 1, 2021. We expect to use available cash on hand as well as additional short-term borrowings as needed to fund the principal repayment. As of March 31, 2021, we had outstanding short-term borrowings of $43.1 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.
•Acquisitions – We paid deferred payments of $3.7 for ownership increases in our consolidated subsidiaries in the first quarter of 2021. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $59.0 over the next twelve months related to all completed acquisitions as of March 31, 2021. We may also be required to pay approximately $34.0 related to redeemable noncontrolling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first quarter of 2021, we paid a quarterly cash dividend of $0.270 per share on our common stock, which corresponded to an aggregate dividend payment of $109.1. Assuming we pay a quarterly dividend of $0.270 per share, and there is no significant change in the number of outstanding shares as of March 31, 2021, we would expect to pay approximately $425.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors and will depend upon factors such as our earnings, financial position and cash requirements.
•Restructuring – All restructuring charges were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. Restructuring charges of $1.3 for the three months ended March 31, 2021 are adjustments to the actions taken in 2020. As of March 31, 2021, our remaining liability related to restructuring actions was $32.8.
Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of March 31, 2021, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

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
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2021, there were no borrowings under the Credit Agreement; however, we had $10.0 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.0.
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the “364-Day Credit Facility”) that matured on March 26, 2021. The 364-Day Credit Facility was a revolving facility, under which amounts borrowed by us were to be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement was based on our credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) was 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) was 1.250%, and the facility fee payable on a lender’s revolving commitment was 0.250%. In addition, the 364-Day Credit Facility included covenants that, among other things, (i) limited our liens and the liens of our consolidated subsidiaries, and (ii) limited subsidiary debt. The 364-Day Credit Facility also contained a financial covenant that required us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility were equivalent to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2021. The financial covenant in the Credit Agreement requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. The table below sets forth the financial covenant in effect as of March 31, 2021.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	March 31, 2021	Credit Agreement EBITDA Reconciliation	March 31, 2021
Leverage ratio (not greater than) [1,2]	4.25x	Net income available to IPG common stockholders	$438.1
Actual leverage ratio	2.52x	Non-operating adjustments [3]	317.4
		Operating income	755.5
		Add:
		Depreciation and amortization	406.0
		Other non-cash charges reducing operating income	209.7
		Credit Agreement EBITDA [1]	$1,371.2

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement) for the four quarters then ended.
2On July 28, 2020, we entered into Amendment No.1 to the Credit Agreement, which increased the maximum leverage ratio covenant to (i) 4.25x through the quarter ended June 30, 2021, and (ii) 3.50x thereafter.
3Includes adjustments of the following items from our Consolidated Statements of Operations: provision for (benefit of) income taxes, total (expenses) and other income, equity in net (loss) income of unconsolidated affiliates, and net (income) loss attributable to noncontrolling interests.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2021, the Company had uncommitted lines of credit in an aggregate amount of $927.9, under which we had

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

outstanding borrowings of $43.1 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2021 was $81.4 with weighted-average interest rate of approximately 2.9%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the first quarter of 2021, there was no commercial paper activity, and as of March 31, 2021, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2021, the amount netted was $2,704.9.
DEBT CREDIT RATINGS
Our debt credit ratings as of April 15, 2021, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB+
Outlook	Negative	Stable	Stable
The most recent update to our outlook occurred in March 2021 when S&P Global Ratings and Fitch Ratings changed from Negative to Stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid, and our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2020, included in our 2020 Annual Report. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2020, other than as noted below. Actual results may differ from these estimates under different assumptions or conditions.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Loss of Unconsolidated Affiliates, Net (Income) Loss Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles, which we refer to as “Adjusted EBITA”.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net loss:

•Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Loss of Unconsolidated Affiliates and Net (Income) Loss Attributable to Noncontrolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Net Revenue	$2,027.7	$1,972.1

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$91.7	$4.7

Add Back:
Provision for income taxes	23.8	17.2
Subtract:
Total (expenses) and other income	(126.6)	(55.9)
Equity in net loss of unconsolidated affiliates	(0.2)	(0.2)
Net (income) loss attributable to noncontrolling interests	(0.7)	2.1
Operating Income [1]	243.0	75.9
Add Back:
Amortization of acquired intangibles	21.6	21.3
Adjusted EBITA [1]	$264.6	$97.2
Adjusted EBITA Margin on Net Revenue	13.0%	4.9%

1 Calculations include restructuring charges of $1.3 for the three months ended March 31, 2021. See “Restructuring Charges” in this MD&A and Note 7 in Item 1, Financial Statements, for further information

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the first quarter of 2021. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2021, and December 31, 2020, approximately 98% and 97%, respectively, of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2020 Annual Report, on Form 10-K (the “2020 Annual Report”), which could materially affect our business, financial condition or future results. In the first quarter of 2021, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2020 Annual Report. The risks described in our 2020 Annual Report, which include the impacts from the COVID-19 pandemic on the Company’s business, financial condition and results of operations, are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from January 1, 2021 to March 31, 2021:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	3,654	$24.30	—	$338,421,933
February 1 - 28	883,395	$26.02	—	$338,421,933
March 1 - 31	—	$—	—	$338,421,933
Total	887,049	$26.01	—

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

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Tenth Supplemental Indenture, dated as of February 25, 2021, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4.2	Eleventh Supplemental Indenture, dated as of February 25, 2021, between the Company and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4.3	Form of Global Note representing the Company’s 2.400% Senior Notes due 2031 is included as part of and incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4.4	Form of Global Note representing the Company’s 3.375% Senior Notes due 2041 is included as part of and incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: April 28, 2021

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 28, 2021