Form 10-Q
period 2021-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2021-07-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of the registrant’s common stock outstanding as of July 15, 2021 was 393,620,225.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE:
Net revenue	$2,269.6	$1,853.4	$4,297.3	$3,825.5
Billable expenses	240.0	172.3	469.3	560.0
Total revenue	2,509.6	2,025.7	4,766.6	4,385.5

OPERATING EXPENSES:
Salaries and related expenses	1,484.9	1,306.1	2,878.0	2,728.9
Office and other direct expenses	301.0	317.0	593.9	695.2
Billable expenses	240.0	172.3	469.3	560.0
Cost of services	2,025.9	1,795.4	3,941.2	3,984.1
Selling, general and administrative expenses	29.4	4.1	57.6	26.5
Depreciation and amortization	70.1	73.1	139.3	145.9
Restructuring charges	(0.2)	112.6	1.1	112.6
Total operating expenses	2,125.2	1,985.2	4,139.2	4,269.1

OPERATING INCOME	384.4	40.5	627.4	116.4

EXPENSES AND OTHER INCOME:
Interest expense	(42.6)	(49.8)	(92.2)	(94.6)
Interest income	7.6	5.9	14.5	16.6
Other income (expense), net	4.7	(21.5)	(79.2)	(43.3)
Total (expenses) and other income	(30.3)	(65.4)	(156.9)	(121.3)

INCOME (LOSS) BEFORE INCOME TAXES	354.1	(24.9)	470.5	(4.9)
Provision for income taxes	86.7	19.0	110.5	36.2
INCOME (LOSS) OF CONSOLIDATED COMPANIES	267.4	(43.9)	360.0	(41.1)
Equity in net income (loss) of unconsolidated affiliates	0.4	0.0	0.2	(0.2)
NET INCOME (LOSS)	267.8	(43.9)	360.2	(41.3)
Net (income) loss attributable to noncontrolling interests	(4.5)	(1.7)	(5.2)	0.4
NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$263.3	$(45.6)	$355.0	$(40.9)

Earnings (Loss) per share available to IPG common stockholders:
Basic	$0.67	$(0.12)	$0.90	$(0.11)
Diluted	$0.66	$(0.12)	$0.89	$(0.11)

Weighted-average number of common shares outstanding:
Basic	393.3	389.4	392.4	388.5
Diluted	399.0	389.4	397.6	388.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$267.8	$(43.9)	$360.2	$(41.3)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	16.6	42.8	(24.4)	(104.8)
Reclassification adjustments recognized in net income	(2.2)	3.3	(1.5)	(0.3)
	14.4	46.1	(25.9)	(105.1)
Derivative instruments:
Changes in fair value of derivative instruments	(6.4)	(0.5)	14.9	(0.9)
Recognition of previously unrealized net (gain) loss in net income	(0.3)	0.6	4.9	1.2
Income tax effect	1.6	0.0	(2.6)	(0.1)
	(5.1)	0.1	17.2	0.2
Defined benefit pension and other postretirement plans:
Net actuarial (loss) gains for the period	(1.2)	2.2	(1.2)	2.2
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.5	1.8	4.8	3.7
Other	0.1	(0.1)	0.0	(1.4)
Income tax effect	(0.6)	(0.9)	(1.0)	(1.2)
	0.8	3.0	2.6	3.3
Other comprehensive income (loss), net of tax	10.1	49.2	(6.1)	(101.6)
TOTAL COMPREHENSIVE INCOME (LOSS)	277.9	5.3	354.1	(142.9)
Less: comprehensive income (loss) attributable to noncontrolling interests	4.6	1.3	5.2	(2.9)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$273.3	$4.0	$348.9	$(140.0)

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$2,340.6	$2,509.0
Accounts receivable, net of allowance of $90.2 and $98.3, respectively	3,893.6	4,646.4
Accounts receivable, billable to clients	2,043.4	1,820.7
Assets held for sale	4.6	0.8
Other current assets	500.3	390.7
Total current assets	8,782.5	9,367.6
Property and equipment, net of accumulated depreciation and amortization of $1,197.5 and $1,133.9, respectively	658.2	690.3
Deferred income taxes	296.6	302.0
Goodwill	4,944.3	4,945.5
Other intangible assets	892.7	933.6
Operating lease right-of-use assets	1,336.3	1,379.3
Other non-current assets	411.1	424.4
TOTAL ASSETS	$17,321.7	$18,042.7

LIABILITIES:
Accounts payable	$6,605.9	$7,269.7
Accrued liabilities	679.8	832.4
Contract liabilities	678.5	657.8
Short-term borrowings	56.7	48.0
Current portion of long-term debt	503.1	502.5
Current portion of operating leases	267.9	268.5
Liabilities held for sale	4.8	1.6
Total current liabilities	8,796.7	9,580.5
Long-term debt	2,907.9	2,915.8
Non-current operating leases	1,379.5	1,441.0
Deferred compensation	382.6	413.2
Other non-current liabilities	671.5	655.2
TOTAL LIABILITIES	14,138.2	15,005.7

Redeemable noncontrolling interests (see Note 5)	72.2	93.1

STOCKHOLDERS’ EQUITY:
Common stock	39.3	39.0
Additional paid-in capital	1,132.4	1,099.3
Retained earnings	2,777.5	2,636.9
Accumulated other comprehensive loss, net of tax	(886.3)	(880.2)
Total IPG stockholders’ equity	3,062.9	2,895.0
Noncontrolling interests	48.4	48.9
TOTAL STOCKHOLDERS’ EQUITY	3,111.3	2,943.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,321.7	$18,042.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$360.2	$(41.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	139.3	145.9
Loss on early extinguishment of debt	74.0	—
Deferred income tax	46.6	(21.1)
Amortization of restricted stock and other non-cash compensation	42.2	35.8
Net losses on sales of businesses	14.2	43.2
Net amortization of bond discounts and deferred financing costs	3.8	5.3
Non-cash restructuring charges	(0.9)	67.6
(Reversal of) Provision for uncollectible receivables	(3.2)	39.4
Other	6.8	11.6
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	714.9	1,871.2
Accounts receivable, billable to clients	(235.2)	418.9
Other current assets	(97.1)	(75.0)
Accounts payable	(615.4)	(2,731.4)
Accrued liabilities	(184.5)	(109.4)
Contract liabilities	22.0	(10.8)
Other non-current assets and liabilities	(69.3)	(14.1)
Net cash provided by (used in) operating activities	218.4	(364.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62.1)	(71.9)
Acquisitions, net of cash acquired	—	(2.5)
Net proceeds from investments	28.8	1.7
Other investing activities	(9.8)	(20.6)
Net cash used in investing activities	(43.1)	(93.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early extinguishment of long-term debt	(1,066.8)	—
Common stock dividends	(215.2)	(199.2)
Tax payments for employee shares withheld	(24.0)	(21.8)
Acquisition-related payments	(12.3)	(32.3)
Distributions to noncontrolling interests	(6.9)	(9.4)
Proceeds from long-term debt	998.1	646.2
Net increase in short-term borrowings	15.8	2.5
Exercise of stock options	8.0	0.0
Other financing activities	(11.2)	(8.3)
Net cash (used in) provided by financing activities	(314.5)	377.7
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(27.9)	(28.9)
Net decrease in cash, cash equivalents and restricted cash	(167.1)	(108.7)
Cash, cash equivalents and restricted cash at beginning of period	2,511.5	1,195.7
Cash, cash equivalents and restricted cash at end of period	$2,344.4	$1,087.0
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	393.2	$39.3	$1,107.9	$2,623.1	$(896.3)	$2,874.0	$47.6	$2,921.6
Net income				263.3		263.3	4.5	267.8
Other comprehensive income					10.0	10.0	0.1	10.1
Reclassifications related to redeemable noncontrolling interests							(0.4)	(0.4)
Distributions to noncontrolling interests							(3.5)	(3.5)
Change in redemption value of redeemable noncontrolling interests				(1.7)		(1.7)		(1.7)
Common stock dividends ($0.270 per share)				(107.2)		(107.2)		(107.2)
Stock-based compensation	0.3	0.0	25.7			25.7		25.7
Exercise of stock options	0.0	0.0	0.1			0.1		0.1
Shares withheld for taxes	0.0	0.0	(1.3)			(1.3)		(1.3)
Other							0.1	0.1
Balance at June 30, 2021	393.5	$39.3	$1,132.4	$2,777.5	$(886.3)	$3,062.9	$48.4	$3,111.3

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$2,895.0	$48.9	$2,943.9
Net income				355.0		355.0	5.2	360.2
Other comprehensive loss					(6.1)	(6.1)	0.0	(6.1)
Reclassifications related to redeemable noncontrolling interests							0.6	0.6
Distributions to noncontrolling interests							(6.8)	(6.8)
Change in redemption value of redeemable noncontrolling interests				(0.7)		(0.7)		(0.7)
Common stock dividends ($0.540 per share)				(213.7)		(213.7)		(213.7)
Stock-based compensation	2.9	0.3	49.1			49.4		49.4
Exercise of stock options	0.6	0.1	8.3			8.4		8.4
Shares withheld for taxes	(0.9)	(0.1)	(24.3)			(24.4)		(24.4)
Other							0.5	0.5
Balance at June 30, 2021	393.5	$39.3	$1,132.4	$2,777.5	$(886.3)	$3,062.9	$48.4	$3,111.3

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	389.5	$38.9	$981.2	$2,591.1	$(1,078.7)	$2,532.5	$42.7	$2,575.2
Net (loss) income				(45.6)		(45.6)	1.7	(43.9)
Other comprehensive income (loss)					49.6	49.6	(0.4)	49.2
Reclassifications related to redeemable noncontrolling interests							0.2	0.2
Distributions to noncontrolling interests							(3.8)	(3.8)
Common stock dividends ($0.255 per share)				(101.2)		(101.2)		(101.2)
Stock-based compensation	0.2	0.1	15.5			15.6		15.6
Exercise of stock options	0.0	0.0	0.2			0.2		0.2
Shares withheld for taxes	(0.1)	(0.1)	(0.6)			(0.7)		(0.7)
Other							0.3	0.3
Balance at June 30, 2020	389.6	$38.9	$996.3	$2,444.3	$(1,029.1)	$2,450.4	$40.7	$2,491.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6
Cumulative effect of accounting change				(6.6)		(6.6)		(6.6)
Net loss				(40.9)		(40.9)	(0.4)	(41.3)
Other comprehensive loss					(99.1)	(99.1)	(2.5)	(101.6)
Reclassifications related to redeemable noncontrolling interests							3.0	3.0
Distributions to noncontrolling interests							(9.4)	(9.4)
Change in redemption value of redeemable noncontrolling interests				3.1		3.1		3.1
Common stock dividends ($0.510 per share)				(201.2)		(201.2)		(201.2)
Stock-based compensation	3.6	0.4	40.6			41.0		41.0
Exercise of stock options	0.0	0.0	0.4			0.4		0.4
Shares withheld for taxes	(1.0)	(0.2)	(22.0)			(22.2)		(22.2)
Other							0.3	0.3
Balance at June 30, 2020	389.6	$38.9	$996.3	$2,444.3	$(1,029.1)	$2,450.4	$40.7	$2,491.1
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
Cost of services is comprised of the expenses of our revenue-producing reportable segments, Integrated Agency Networks (“IAN”) and IPG DXTRA (“DXTRA”), including salaries and related expenses, office and other direct expenses and billable expenses, and includes an allocation of the centrally managed expenses from our "Corporate and Other" group. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have two reportable segments as of June 30, 2021: IAN and DXTRA, as further discussed in Note 11. IAN principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications, marketing services and data management. DXTRA generates revenue from a comprehensive array of global public relations and communication services as well as providing events, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended June 30,		Six months ended June 30,
Total revenue:	2021	2020	2021	2020
United States	$1,557.9	$1,309.6	$2,983.7	$2,879.2
International:
United Kingdom	209.6	159.3	413.1	356.4
Continental Europe	229.8	164.2	425.4	334.0
Asia Pacific	233.2	200.4	444.1	411.8
Latin America	104.4	65.7	188.0	152.5
Other	174.7	126.5	312.3	251.6
Total International	951.7	716.1	1,782.9	1,506.3
Total Consolidated	$2,509.6	$2,025.7	$4,766.6	$4,385.5

	Three months ended June 30,		Six months ended June 30,
Net revenue:	2021	2020	2021	2020
United States	$1,435.5	$1,227.2	$2,745.3	$2,547.2
International:
United Kingdom	194.6	147.2	378.6	312.9
Continental Europe	205.5	149.7	381.3	295.7
Asia Pacific	192.5	162.6	361.6	321.4
Latin America	96.9	62.3	172.3	141.6
Other	144.6	104.4	258.2	206.7
Total International	834.1	626.2	1,552.0	1,278.3
Total Consolidated	$2,269.6	$1,853.4	$4,297.3	$3,825.5

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN	Three months ended June 30,		Six months ended June 30,
Total revenue:	2021	2020	2021	2020
United States	$1,267.3	$1,078.9	$2,425.2	$2,272.2
International	810.5	593.6	1,504.0	1,219.1
Total IAN	$2,077.8	$1,672.5	$3,929.2	$3,491.3

Net revenue:
United States	$1,225.3	$1,048.4	$2,338.8	$2,160.3
International	729.2	537.3	1,349.8	1,089.9
Total IAN	$1,954.5	$1,585.7	$3,688.6	$3,250.2

DXTRA	Three months ended June 30,		Six months ended June 30,
Total revenue:	2021	2020	2021	2020
United States	$290.6	$230.7	$558.5	$607.0
International	141.2	122.5	278.9	287.2
Total DXTRA	$431.8	$353.2	$837.4	$894.2

Net revenue:
United States	$210.2	$178.8	$406.5	$386.9
International	104.9	88.9	202.2	188.4
Total DXTRA	$315.1	$267.7	$608.7	$575.3
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2021	December 31, 2020
Accounts receivable, net of allowance of $90.2 and $98.3, respectively	$3,893.6	$4,646.4
Accounts receivable, billable to clients	2,043.4	1,820.7
Contract assets	39.4	51.8
Contract liabilities (deferred revenue)	678.5	657.8
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $640.6 of unsatisfied performance obligations as of June 30, 2021, which will be recognized as services are performed over the remaining contractual terms through 2027.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2021	December 31, 2020
3.750% Senior Notes due 2021 (less unamortized discount and issuance costs of $0.0 and $0.3, respectively)	3.980%	$499.7	$499.1
4.000% Senior Notes due 2022	4.130%	—	249.3
3.750% Senior Notes due 2023	4.320%	—	498.8
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.1 and $0.6, respectively)	4.240%	249.3	498.3
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.3 and $3.2, respectively)	4.780%	495.5	495.2
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.4 and $5.4, respectively)	4.920%	641.2	640.8
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.8 and $4.5, respectively)	2.512%	494.7	—
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.1 and $5.7, respectively)	3.448%	493.2	—
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.7 and $5.1, respectively)	5.480%	492.2	492.1
Other notes payable and capitalized leases		45.2	44.7
Total long-term debt		3,411.0	3,418.3
Less: current portion		503.1	502.5
Long-term debt, excluding current portion		$2,907.9	$2,915.8
As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company's long-term debt was $3,862.1 and $3,995.0, respectively. Refer to Note 12 for details.
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
Credit Arrangements
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. The Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The Credit Agreement also contains a financial covenant that requires us to maintain a certain leverage ratio on a consolidated basis as of the end of each fiscal quarter. As of June 30, 2021, there were no borrowings under the Credit Agreement; however, we had $10.0 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.0. We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2021.
364-Day Credit Facility
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the "364-Day Credit Facility") that matured on March 26, 2021. The 364-Day Credit Facility was a revolving facility, under which amounts borrowed by us were to be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement was based on the Company’s credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Day Credit Facility) was 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) was 1.250%, and the facility fee payable on a lender’s revolving commitment was 0.250%. The leverage ratio and other covenants set forth in the 364-Day Credit Facility were equivalent to the covenants contained in the Company’s existing Credit Agreement, which remains in full effect.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2021, the Company had uncommitted lines of credit in an aggregate amount of $965.9, under which we had outstanding borrowings of $56.7 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2021 was $68.7 with a weighted-average interest rate of approximately 3.0%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the second quarter of 2021, there was no commercial paper activity and, as of June 30, 2021, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings (Loss) Per Share
The following sets forth basic and diluted earnings (loss) per common share available to IPG common stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) available to IPG common stockholders	$263.3	$(45.6)	$355.0	$(40.9)

Weighted-average number of common shares outstanding - basic	393.3	389.4	392.4	388.5
Dilutive effect of stock options and restricted shares	5.7	N/A	5.2	N/A
Weighted-average number of common shares outstanding - diluted	399.0	389.4	397.6	388.5

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.67	$(0.12)	$0.90	$(0.11)
Diluted	$0.66	$(0.12)	$0.89	$(0.11)
Weighted-average number of common shares outstanding and loss per share available to IPG common stockholders were equal on a basic and diluted basis for the three and six months ended June 30, 2020, respectively, because our potentially dilutive securities are anti-dilutive as a result of the net loss available to IPG common stockholders. The potential dilutive effect of stock options and restricted shares on basic weighted-average number of common shares outstanding totaling 2.9 and 3.3 were excluded from the diluted loss per share calculation for the three and six months ended June 30, 2020, respectively.

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2021	December 31, 2020
Salaries, benefits and related expenses	$441.9	$504.6
Interest	40.9	43.6
Acquisition obligations	32.8	47.9
Income taxes payable	26.2	50.6
Restructuring charges	22.4	69.5
Office and related expenses	18.2	25.5
Other	97.4	90.7
Total accrued liabilities	$679.8	$832.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Other Income (Expense), Net
Results of operations for the three and six months ended June 30, 2021 and 2020 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Loss on early extinguishment of debt	$—	$—	$(74.0)	$—
Net losses on sales of businesses	(1.7)	(19.9)	(14.2)	(43.2)
Other	6.4	(1.6)	9.0	(0.1)
Total other income (expense), net	$4.7	$(21.5)	$(79.2)	$(43.3)
Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 in aggregate principal amount of our 4.000% unsecured senior notes due 2022, all $500.0 in aggregate principal amount of our 3.750% unsecured senior notes due 2023, and $250.0 of the $500.0 in aggregate principal amount of our 4.200% unsecured senior notes due 2024. See Note 3 for further information.
Net losses on sales of businesses – During the three and six months ended June 30, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale, within our IAN and DXTRA reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of June 30, 2021, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

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
The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2021	2020
Balance at beginning of period	$93.1	$164.7
Change in related noncontrolling interests balance	0.6	(3.1)
Changes in redemption value of redeemable noncontrolling interests:
Redemptions	(21.1)	(2.5)
Redemption value adjustments	(0.4)	(3.9)
Balance at end of period	$72.2	$155.2

Note 6:  Income Taxes
For the three and six months ended June 30, 2021, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards, and the revaluation of deferred tax balances resulting from the enactment of tax law changes. This was partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit, as well as by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.

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
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three and six months ended June 30, 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Severance and termination costs	$0.6	$44.6	$2.1	$44.6
Lease impairment costs	(0.9)	65.7	(1.1)	65.7
Other restructuring costs	0.1	2.3	0.1	2.3
Total restructuring charges	$(0.2)	$112.6	$1.1	$112.6
Net restructuring charges were comprised of $0.0 at IAN, ($0.3) at DXTRA and $0.1 at Corporate and Other for the three month ended June 30, 2021, which include non-cash lease impairment costs of ($0.6) at IAN and ($0.3) at DXTRA. Net restructuring charges were comprised of $0.5 at IAN, $0.5 at DXTRA and $0.1 at Corporate and Other for the six months ended June 30, 2021, which include non-cash lease impairment costs of ($0.7) at IAN, ($0.3) at DXTRA and ($0.1) at Corporate and Other. Net restructuring charges were comprised of $68.8 at IAN and $36.7 at DXTRA for the three and six months ended June 30, 2020, which include non-cash lease impairment costs of $35.8 at IAN and $26.8 at DXTRA.
A summary of the restructuring activities taken in the first half of 2021 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at June 30, 2021
Severance and termination costs	$74.6	$2.1	$0.3	$52.6	$23.8
Lease impairment costs	0.0	(1.1)	(1.1)	0.0	0.0
Other restructuring costs	0.0	0.1	(0.1)	0.2	0.0
Total	$74.6	$1.1	$(0.9)	$52.8	$23.8

Note 8:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the six months ended June 30, 2021.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	0.8	$26.23
Performance-based stock (shares)	0.5	$21.98
Stock options (shares)	0.3	$3.94
Total stock-based compensation awards	1.6

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
During the six months ended June 30, 2021, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $39.4 and $80.2, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2020	$(637.6)	$6.8	$(249.4)	$(880.2)
Other comprehensive (loss) income before reclassifications	(24.4)	13.6	(1.2)	(12.0)
Amount reclassified from accumulated other comprehensive loss, net of tax	(1.5)	3.6	3.8	5.9
Balance as of June 30, 2021	$(663.5)	$24.0	$(246.8)	$(886.3)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)
Other comprehensive (loss) income before reclassifications	(102.3)	(0.7)	0.4	(102.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	(0.3)	0.9	2.9	3.5
Balance as of June 30, 2020	$(800.3)	$(3.3)	$(225.5)	$(1,029.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2021	2020	2021	2020
Foreign currency translation adjustments	$(2.2)	$3.3	$(1.5)	$(0.3)	Other income (expense), net
Net (gain) loss on derivative instruments	(0.3)	0.6	4.9	1.2	Other income (expense), net, Interest expense
Amortization of defined benefit pension and postretirement plan items	2.5	1.8	4.8	3.7	Other income (expense), net
Tax effect	(0.5)	(0.6)	(2.3)	(1.1)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.5)	$5.1	$5.9	$3.5

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended June 30,	2021	2020	2021	2020	2021	2020
Service cost	$0.0	$0.0	$1.1	$1.1	$0.0	$0.0
Interest cost	0.8	0.9	2.0	2.3	0.1	0.2
Expected return on plan assets	(1.4)	(1.4)	(5.3)	(4.6)	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.1	0.1	0.0	0.0
Unrecognized actuarial losses	0.3	0.4	1.7	1.3	0.4	0.0
Net periodic cost	$(0.3)	$(0.1)	$(0.4)	$0.2	$0.5	$0.2

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six Months Ended June 30,	2021	2020	2021	2020	2021	2020
Service cost	$0.0	$0.0	$2.2	$2.3	$0.0	$0.0
Interest cost	1.5	1.9	4.0	4.6	0.3	0.4
Expected return on plan assets	(2.8)	(2.8)	(10.5)	(9.3)	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.1	0.1	0.0	0.0
Unrecognized actuarial losses	0.8	0.8	3.4	2.7	0.5	0.1
Net periodic cost	$(0.5)	$(0.1)	$(0.8)	$0.4	$0.8	$0.5
The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the Consolidated Statements of Operations.
During the six months ended June 30, 2021, we contributed $1.6 and $9.4 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2021, we expect to contribute approximately $1.0 and $9.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 11:  Segment Information
As of June 30, 2021, we have two reportable segments: IAN and DXTRA. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, Media, Data Services and Tech, which includes IPG Mediabrands, Acxiom and Kinesso, our digital specialist agencies and our domestic integrated agencies. DXTRA is comprised of a number of our specialist marketing services offerings including Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide. We also report results for the Corporate and Other group. We continue to evaluate our financial reporting structure, and the profitability measure, employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance, is segment EBITA. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total revenue:
IAN	$2,077.8	$1,672.5	$3,929.2	$3,491.3
DXTRA	431.8	353.2	837.4	894.2
Total	$2,509.6	$2,025.7	$4,766.6	$4,385.5

Net revenue:
IAN	$1,954.5	$1,585.7	$3,688.6	$3,250.2
DXTRA	315.1	267.7	608.7	575.3
Total	$2,269.6	$1,853.4	$4,297.3	$3,825.5

Segment EBITA [1]:
IAN	$382.9	$100.4	$637.2	$199.4
DXTRA	54.7	(26.3)	95.1	(4.0)
Corporate and Other	(31.6)	(11.8)	(61.7)	(35.9)
Total	$406.0	$62.3	$670.6	$159.5

Amortization of acquired intangibles:
IAN	$20.4	$20.8	$40.9	$41.0
DXTRA	1.2	1.0	2.3	2.1
Corporate and Other	0.0	0.0	0.0	0.0
Total	$21.6	$21.8	$43.2	$43.1

Depreciation and amortization [2]:
IAN	$42.1	$45.3	$83.5	$90.0
DXTRA	4.3	5.4	8.6	10.5
Corporate and Other	2.1	0.6	4.0	2.3
Total	$48.5	$51.3	$96.1	$102.8

Capital expenditures:
IAN	$27.5	$19.8	$49.2	$53.5
DXTRA	1.6	1.3	2.3	2.9
Corporate and Other	4.7	6.2	10.6	15.5
Total	$33.8	$27.3	$62.1	$71.9

1 Adjusted EBITA is calculated as net income (loss) available to IPG common stockholders before provision for incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net (income) loss attributable to noncontrolling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Total assets:
IAN	$14,245.0	$14,784.5
DXTRA	1,571.8	1,549.2
Corporate and Other	1,504.9	1,709.0
Total	$17,321.7	$18,042.7

The following table presents the reconciliation of segment EBITA to Income (Loss) before income taxes.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
IAN EBITA	$382.9	$100.4	$637.2	$199.4
DXTRA EBITA	54.7	(26.3)	95.1	(4.0)
Corporate and Other EBITA	(31.6)	(11.8)	(61.7)	(35.9)
Less: consolidated amortization of acquired intangibles	21.6	21.8	43.2	43.1
Operating income	384.4	40.5	627.4	116.4
Total (expenses) and other income	(30.3)	(65.4)	(156.9)	(121.3)
Income (Loss) before income taxes	$354.1	$(24.9)	$470.5	$(4.9)

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2021. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,504.4	$0.0	$0.0	$1,504.4	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$71.3	$71.3	Accrued liabilities and Other non-current liabilities

	December 31, 2020				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,507.4	$0.0	$0.0	$1,507.4	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$95.5	$95.5	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $24.2 from December 31, 2020 to June 30, 2021 is primarily due to payments related to our deferred acquisitions payments from prior-year acquisitions partially offset by the exercises of redeemable noncontrolling interest and valuation adjustments in our consolidated subsidiaries. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,819.0	$43.1	$3,862.1	$0.0	$3,951.1	$43.9	$3,995.0
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of June 30, 2021 ranged from 1.0% to 4.0% and 0.4% to 3.4%, respectively.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 13:  Commitments and Contingencies
Guarantees
As discussed in our 2020 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of June 30, 2021 and December 31, 2020, the amount of parent company guarantees on lease obligations was $600.6 and $630.8, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $434.6 and $399.6, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $107.3 and $109.2, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of June 30, 2021, there were no material assets pledged as security for such parent company guarantees.
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

EXECUTIVE SUMMARY
Our Business
We are one of the world’s premier global advertising and marketing services companies. With approximately 52,800 employees and operations in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations, specialized communications disciplines and data management. Our agencies create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Impact of COVID-19
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as forced business closures and limits on operations, the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, adversely impacted our business and demand for our services. Some businesses adjusted, reduced or suspended operating activities, which negatively impacted the markets we serve and our results of operations, cash flows and financial position. More recently, we have positively benefited from the effects of robust economic recovery in many of our principal markets as vaccination efforts continue and the overall public health situation has improved. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The future course of the pandemic is unpredictable, and the extent of its impact on our results of operations, cash flows and financial position will vary depending on the duration and severity of the continuing economic and operational impacts of COVID-19. The pace of recent improvements in health and economic conditions has not been uniform across all geographies and could be threatened by such factors as the appearance and spread of variants to the COVID-19 virus and limitations on the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.
At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, within days, 95 percent of our global workforce moved to a remote work environment. While we currently anticipate a large portion of our workforce to return to the office at least part of the time in autumn 2021, the majority of our worldwide workforce continues to work from home. We recognized the importance of regular communication to reassure employees and to keep them updated on our plans as the pandemic unfolded, and IPG was recognized with top honors at the Corporate Content Awards North America for its outstanding communication during the pandemic. We adopted an approach of “organized flexibility” to facilitate the new working environments and take into account the need of many employees to work during non-traditional hours and juggle home lives and work responsibilities.
We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives to align our expenses with changes in revenue. The steps we took across our agencies and corporate group included deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option was available and salary reductions, including voluntary salary reductions for our senior corporate management team. These actions have been discontinued in 2021 as revenue growth returns.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. Our results during the first half of 2021 were most favorably impacted by the British Pound Sterling, Euro, Australian Dollar and Canadian Dollar.
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
Results for the three and six months ended June 30, 2021, are not indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,			Six months ended June 30,
Statement of Operations Data	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)
REVENUE:
Net revenue	$2,269.6	$1,853.4	22.5%	$4,297.3	$3,825.5	12.3%
Billable expenses	240.0	172.3	39.3%	469.3	560.0	(16.2)%
Total revenue	$2,509.6	$2,025.7	23.9%	$4,766.6	$4,385.5	8.7%

OPERATING INCOME	$384.4	$40.5	>100%	$627.4	$116.4	>100%

Adjusted EBITA [1]	$406.0	$62.3	>100%	$670.6	$159.5	>100%

NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$263.3	$(45.6)		$355.0	$(40.9)

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.67	$(0.12)		$0.90	$(0.11)
Diluted	$0.66	$(0.12)		$0.89	$(0.11)

Operating Ratios
Organic change in net revenue	19.8%	(9.9)%		10.6%	(5.0)%

Operating margin on net revenue	16.9%	2.2%		14.6%	3.0%
Operating margin on total revenue	15.3%	2.0%		13.2%	2.7%

Adjusted EBITA margin on net revenue [1]	17.9%	3.4%		15.6%	4.2%

Expenses as a % of net revenue:
Salaries and related expenses	65.4%	70.5%		67.0%	71.3%
Office and other direct expenses	13.3%	17.1%		13.8%	18.2%
Selling, general and administrative expenses	1.3%	0.2%		1.3%	0.7%
Depreciation and amortization	3.1%	3.9%		3.2%	3.8%
Restructuring charges [2]	0.0%	6.1%		0.0%	2.9%

1    Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income (loss) available to IPG common stockholders before provision for incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net (income) loss attributable to noncontrolling interests and amortization of acquired intangibles. Refer to the “Non-GAAP Financial Measure” section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
2 For the three and six months ended June 30, 2021, results include net restructuring charges of $(0.2) and $1.1, respectively. For the three and six months ended June 30, 2020, results include restructuring charges of $112.6. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Our organic net revenue increase of 19.8% for the second quarter of 2021 was driven by net higher spending from existing clients across all sectors, most notably in the healthcare, auto and transportation, retail, and technology and telecom sectors, which also increased from net client wins. During the second quarter of 2021, our Adjusted EBITA margin increased to 17.9% from 3.4% in the prior-year period as the increase in net revenue, discussed below in the “Results of Operations” section, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Our organic net revenue increase of 10.6% for the first half of 2021 was driven by higher spending from existing clients across all sectors, most notably in the healthcare, retail, and auto and transportation sectors. During the first half of 2021, our Adjusted EBITA margin increased to 15.6% from 4.2% in the prior-year period as net revenue increased, discussed below in the “Results of Operations” section, and our operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended June 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2021	Organic	Total
Consolidated	$1,853.4	$58.1	$(8.0)	$366.1	$2,269.6	19.8%	22.5%
Domestic	1,227.2	—	(4.8)	213.1	1,435.5	17.4%	17.0%
International	626.2	58.1	(3.2)	153.0	834.1	24.4%	33.2%
United Kingdom	147.2	19.9	0.0	27.5	194.6	18.7%	32.2%
Continental Europe	149.7	14.5	(0.4)	41.7	205.5	27.9%	37.3%
Asia Pacific	162.6	11.7	(4.6)	22.8	192.5	14.0%	18.4%
Latin America	62.3	2.3	1.8	30.5	96.9	49.0%	55.5%
Other	104.4	9.7	0.0	30.5	144.6	29.2%	38.5%
The 17.4% organic increase during the second quarter of 2021 in our domestic market was driven by growth across nearly all disciplines, most notably in our advertising and media businesses. In our international markets, the 24.4% organic increase was driven by double-digit organic growth from all geographic regions, bolstered by strong performance at our media and advertising businesses in addition to our digital project-based offerings across all geographic regions.

		Components of Change				Change
	Six months ended June 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2021	Organic	Total
Consolidated	$3,825.5	$87.4	$(19.7)	$404.1	$4,297.3	10.6%	12.3%
Domestic	2,547.2	—	(12.2)	210.3	2,745.3	8.3%	7.8%
International	1,278.3	87.4	(7.5)	193.8	1,552.0	15.2%	21.4%
United Kingdom	312.9	31.5	0.9	33.3	378.6	10.6%	21.0%
Continental Europe	295.7	27.7	(1.9)	59.8	381.3	20.2%	28.9%
Asia Pacific	321.4	20.6	(8.6)	28.2	361.6	8.8%	12.5%
Latin America	141.6	(5.9)	2.1	34.5	172.3	24.4%	21.7%
Other	206.7	13.5	0.0	38.0	258.2	18.4%	24.9%
The 8.3% organic increase during the first half of 2021 in our domestic market was driven by growth across nearly all disciplines, most notably in our advertising and media businesses. In our international markets, the 15.2% organic increase was driven by strong performance at our media and advertising businesses in addition to our digital project-based offerings across all geographic regions.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)
Salaries and related expenses	$1,484.9	$1,306.1	13.7%	$2,878.0	$2,728.9	5.5%

As a % of net revenue:
Salaries and related expenses	65.4%	70.5%		67.0%	71.3%
Base salaries, benefits and tax	53.0%	59.2%		55.4%	60.4%
Incentive expense	6.4%	4.1%		5.4%	3.9%
Severance expense	0.4%	3.0%		0.4%	2.1%
Temporary help	4.5%	3.1%		4.5%	3.8%
All other salaries and related expenses	1.1%	1.1%		1.3%	1.1%
Net revenue growth of 22.5% outpaced the increase in salaries and related expenses of 13.7% during the second quarter of 2021 as compared to the prior-year period, primarily driven by leverage in base salaries, benefits and tax, partially offset by increased incentive expense, primarily related to better-than-projected performance, and increased temporary help expense. Severance expense decreased primarily as a result of the initiatives taken in the comparable prior-year quarter.
Net revenue growth of 12.3% outpaced the increase in salaries and related expenses of 5.5% during the first half of 2021 as compared to the prior-year period, primarily driven by factors similar to those noted above for the second quarter of 2021.
Office and Other Direct Expenses

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)
Office and other direct expenses	$301.0	$317.0	(5.0)%	$593.9	$695.2	(14.6)%

As a % of net revenue:
Office and other direct expenses	13.3%	17.1%		13.8%	18.2%
Occupancy expense	5.0%	6.6%		5.3%	6.6%
All other office and other direct expenses [1]	8.3%	10.5%		8.5%	11.6%

1Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by 5.0% compared to the net revenue increase of 22.5% during the second quarter of 2021 as compared to the prior-year period. The decrease was mainly due to lower bad debt expense and a year-over-year change in contingent acquisition obligations, as well as savings on occupancy expense as a result of real estate restructuring actions taken in 2020.
Office and other direct expenses decreased by 14.6% compared to the net revenue increase of 12.3% during the first half of 2021 as compared to the prior-year period. The decrease in office and other direct expenses was mainly due to factors similar to those noted above for the second quarter of 2021 in addition to a decrease in travel and entertainment expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three months ended June 30, 2021, SG&A as a percentage of net revenue increased as compared to the prior-year period, primarily due to increases in incentive expense and employee insurance expense. For the first half of 2021, SG&A as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

percentage of net revenue increased as compared to the prior-year period, primarily due to factors similar to those noted for the second quarter of 2021 in addition to an increase in professional consulting fees partially offset by a decrease in travel and entertainment expenses.
Depreciation and Amortization
During the second quarter and first half of 2021, depreciation and amortization expenses decreased compared to the prior-year periods.
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
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three and six months ended June 30, 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Severance and termination costs	$0.6	$44.6	$2.1	$44.6
Lease impairment costs	(0.9)	65.7	(1.1)	65.7
Other restructuring costs	0.1	2.3	0.1	2.3
Total restructuring charges	$(0.2)	$112.6	$1.1	$112.6
Net restructuring charges were comprised of $0.0 at IAN, $(0.3) at DXTRA and $0.1 at Corporate and Other for the three month ended June 30, 2021, which include non-cash lease impairment costs of $(0.6) at IAN and $(0.3) at DXTRA. Net restructuring charges were comprised of $0.5 at IAN, $0.5 at DXTRA and $0.1 at Corporate and Other for the six months ended June 30, 2021, which include non-cash lease impairment costs of $(0.7) at IAN, $(0.3) at DXTRA and $(0.1) at Corporate and Other. Net restructuring charges were comprised of $68.8 at IAN and $36.7 at DXTRA for the three and six months ended June 30, 2020, which include non-cash lease impairment costs of $35.8 at IAN and $26.8 at DXTRA.
A summary of the restructuring activities taken in the first half of 2021 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at June 30, 2021
Severance and termination costs	$74.6	$2.1	$0.3	$52.6	$23.8
Lease impairment costs	0.0	(1.1)	(1.1)	0.0	0.0
Other restructuring costs	0.0	0.1	(0.1)	0.2	0.0
Total	$74.6	$1.1	$(0.9)	$52.8	$23.8

EXPENSES AND OTHER INCOME

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash interest on debt obligations	$(41.7)	$(48.5)	$(88.8)	$(91.9)
Non-cash interest	(0.9)	(1.3)	(3.4)	(2.7)
Interest expense	(42.6)	(49.8)	(92.2)	(94.6)
Interest income	7.6	5.9	14.5	16.6
Net interest expense	(35.0)	(43.9)	(77.7)	(78.0)
Other income (expense), net	4.7	(21.5)	(79.2)	(43.3)
Total (expenses) and other income	$(30.3)	$(65.4)	$(156.9)	$(121.3)
Net interest expense decreased by $8.9 for the three months ended June 30, 2021 compared to a year ago, primarily attributable to decreased cash interest expense as a result of our $500.0 in aggregate principal amount 3.500% unsecured senior notes that matured in the fourth quarter of 2020, as well as an increase in interest income.
Other Income (Expense), Net
Results of operations for the three and six months ended June 30, 2021 and 2020 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Loss on early extinguishment of debt	$—	$—	$(74.0)	$—
Net losses on sales of businesses	(1.7)	(19.9)	(14.2)	(43.2)
Other	6.4	(1.6)	9.0	(0.1)
Total other income (expense), net	$4.7	$(21.5)	$(79.2)	$(43.3)
Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of our $250.0 in aggregate principal amount 4.000% unsecured senior notes due 2022, $500.0 in aggregate principal amount 3.750% unsecured senior notes due 2023, and $250.0 of the $500.0 in aggregate principal amount 4.200% unsecured senior notes due 2024. See Note 3 in Item 1, unaudited Consolidated Financial Statements, for further information.
Net losses on sales of businesses – During the three and six months ended June 30, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale, within our IAN and DXTRA reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
INCOME (LOSS) BEFORE INCOME TAXES	$354.1	$(24.9)	$470.5	$(4.9)
Provision for income taxes	$86.7	$19.0	$110.5	$36.2
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and six months ended June 30, 2021, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards, and the revaluation of deferred tax balances resulting from the enactment of tax law changes. This was partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit, as well as by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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

EARNINGS (LOSS) PER SHARE
    Basic earnings per share available to IPG common stockholders for the three and six months ended June 30, 2021 was $0.67 and $0.90, respectively, compared to loss per share of $0.12 and $0.11 for the three and six months ended June 30, 2020, respectively. Diluted earnings per share available to IPG common stockholders for the three and six months ended June 30, 2021 was $0.66 and $0.89, respectively, compared to diluted loss per share of $0.12 and $0.11 for the three and six months ended June 30, 2020, respectively.
    Basic and diluted earnings per share for the three months ended June 30, 2021 included a negative impact of $0.04 from the amortization of acquired intangibles.
    Basic and diluted earnings per share for the six months ended June 30, 2021 included a negative impact of $0.09 from the amortization of acquired intangibles, a negative impact of $0.03 from net losses on sales of businesses and the classification of certain assets as held for sale and a negative impact of $0.14 from the loss on early extinguishment of debt.
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

Segment Results of Operations – Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2021: IAN and DXTRA. We also report results for the “Corporate and Other” group.
IAN
Net Revenue

		Components of Change				Change
	Three months ended June 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2021	Organic	Total
Consolidated	$1,585.7	$48.6	$(5.4)	$325.6	$1,954.5	20.5%	23.3%
Domestic	1,048.4	—	(3.8)	180.7	1,225.3	17.2%	16.9%
International	537.3	48.6	(1.6)	144.9	729.2	27.0%	35.7%
The organic increase during the second quarter of 2021 was driven by net higher spending from existing clients across all sectors, most notably in the healthcare, technology and telecom, retail, and auto and transportation sectors, which also increased due to net client wins. The 17.2% organic increase during the second quarter of 2021 in our domestic market was driven by growth across all disciplines, most notably in our advertising and media businesses. In our international markets, the 27.0% organic increase was driven by strong performance at our media and advertising businesses as well as our digital project-based offerings throughout all geographic regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Six months ended June 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2021	Organic	Total
Consolidated	$3,250.2	$71.4	$(11.4)	$378.4	$3,688.6	11.6%	13.5%
Domestic	2,160.3	0.0	(8.1)	186.6	2,338.8	8.6%	8.3%
International	1,089.9	71.4	(3.3)	191.8	1,349.8	17.6%	23.8%
The organic increase during the first half of 2021 was mainly attributable to a combination of higher spending from existing clients and net client wins in the healthcare, retail, auto and transportation, and technology and telecom sectors. The organic increases during the first half of 2021 in our domestic market of 8.6% and our international market of 17.6% were primarily driven by factors similar to those noted above for the second quarter of 2021.
Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Segment EBITA [1]	$382.9	$100.4	>100%	$637.2	$199.4	>100%
Segment EBITA margin on net revenue [1]	19.6%	6.3%		17.3%	6.1%

1 Segment EBITA and Segment EBITA margin on net revenue include restructuring charges of $0.5 in the six months ended June 30, 2021, respectively, and $68.8 in the three and six months ended June 30, 2020, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin expanded during the second quarter of 2021 compared to the prior-year period, as the increase in net revenue, as discussed above, outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. Net revenue growth of 23.3% outpaced the increase in salaries and related expenses as compared to the prior-year period, primarily due to leverage in base salaries, benefits and tax, partially offset by increased incentive expense, primarily related to better-than-projected performance, and increased temporary help expense. Severance expense decreased primarily as a result of the initiatives taken in the comparable prior-year quarter. Office and other direct expense decreased mainly due to lower bad debt expense and a change in year-over-year contingent acquisition obligations, as well as savings on occupancy expense as a result of our real estate restructuring actions taken in 2020. During the second quarter of 2020, segment EBITA included restructuring charges of $68.8.
Segment EBITA margin increased during the first half of 2021 when compared to the prior-year period, as net revenue increased 13.5% while operating expenses, excluding billable expenses and amortization of acquired intangibles, remained flat. Net revenue growth outpaced the increase in salaries and related expenses as compared to the prior year period, mainly due to factors similar to those noted above for the second quarter of 2021. Office and other direct expenses decreased mainly due to factors similar to those noted above for the second quarter of 2021 in addition to a decrease in travel and entertainment expenses. During the first half of 2021, segment EBITA included restructuring charges of $0.5, compared to restructuring charges of $68.8 during the first half of 2020.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 2.2% and 2.3% during the second quarter and first half of 2021, respectively, which decreased compared to the prior-year periods.
DXTRA
Net Revenue

		Components of Change				Change
	Three months ended June 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2021	Organic	Total
Consolidated	$267.7	$9.5	$(2.6)	$40.5	$315.1	15.1%	17.7%
Domestic	178.8	—	(1.0)	32.4	210.2	18.1%	17.6%
International	88.9	9.5	(1.6)	8.1	104.9	9.1%	18.0%
The organic increase during the second quarter of 2021 was mainly attributable to net higher spending from existing clients in the auto and transportation, food and beverage and consumer goods sectors. The organic increase during the second quarter

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

of 2021 in our domestic market was driven by revenue increases at our public relations agencies and sports and experiential marketing businesses. In our international market, the organic increase was primarily driven by growth across all disciplines, most notably in the United Kingdom and Continental Europe regions.

		Components of Change				Change
	Six months ended June 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2021	Organic	Total
Consolidated	$575.3	$16.0	$(8.3)	$25.7	$608.7	4.5%	5.8%
Domestic	386.9	—	(4.1)	23.7	406.5	6.1%	5.1%
International	188.4	16.0	(4.2)	2.0	202.2	1.1%	7.3%
The organic increase during the first half of 2021 was mainly attributable to higher spending from existing clients in the food and beverage, consumer goods, and auto and transportation sectors. The organic increase during the first half of 2021 in our domestic market was driven by the factors similar to those noted above for the second quarter of 2021. The organic increase during the first half of 2021 in our international market was primarily driven by increases at our public relations agencies and brand consultancy businesses, primarily in the United Kingdom, partially offset by revenue decreases at our sports and experiential marketing businesses, primarily in Asia Pacific region.
Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Segment EBITA [1]	$54.7	$(26.3)	>100%	$95.1	$(4.0)	>100%
Segment EBITA margin on net revenue [1]	17.4%	(9.8)%		15.6%	(0.7)%

1 Segment EBITA and Segment EBITA margin on net revenue include restructuring charges of $(0.3) and $0.5 in the three and six months ended June 30, 2021, respectively, and $36.7 in the three and six months ended June 30, 2020, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin increased during the second quarter of 2021 compared to the prior-year period, as net revenue increased, as discussed above, and our operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased. Net revenue growth of 17.7% outpaced the increase in salaries and related expenses, as compared to the prior-year period, primarily due to leverage in base salaries, benefits and tax and severance expense as a result of the initiatives taken in the comparable prior-year quarter, partially offset by increased incentive expense, primarily related to better-than-projected performance, and increased temporary help expense. Office and other direct expense decreased mainly due to a change in year-over-year contingent acquisition obligations and a decrease in new business and promotion expenses, as well as savings on occupancy expense as a result of our real estate restructuring actions taken in 2020. During the second quarter of 2021, segment EBITA included restructuring charges of $(0.3) compared to restructuring charges of $36.7 during the second quarter of 2020.
Segment EBITA margin increased during the first half of 2021 when compared to the prior-year period, as net revenue increased 5.8% while operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased. Net revenue growth outpaced the increase in salaries and related expenses as compared to the prior year period, mainly due to factors similar to those noted above for the second quarter of 2021. Office and other direct expenses decreased mainly due to factors similar to those noted above for the second quarter of 2021, in addition to a decrease in travel and entertainment expense. During the first half of 2021, segment EBITA included restructuring charges of $0.5 compared to the restructuring charges of $36.7 during the first half of 2020.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 1.4% during the second quarter and first half of 2021, which decreased as compared to the prior-year periods.
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
During the second quarter of 2021, Corporate and Other expenses increased by $19.8 to $31.6 compared to the prior-year period, primarily due to increases in incentive expense and employee insurance expense. During the first half of 2021, Corporate and Other expenses increased by $25.8 to $61.7 compared to the prior-year period, primarily attributable to factors similar to those noted for the second quarter of 2021 in addition to increases in professional consulting fees.
During the second quarter and first half of 2021, Corporate and Other expense included $0.1 of restructuring charges, compared to $7.1 of restructuring charges during the second quarter and first half of 2020.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2021	2020
Net income, adjusted to reconcile to net cash provided by (used in) operating activities [1]	$683.0	$286.4
Net cash used in working capital [2]	(395.3)	(636.5)
Changes in other assets and liabilities using cash	(69.3)	(14.1)
Net cash provided by (used in) operating activities	$218.4	$(364.2)
Net cash used in investing activities	(43.1)	(93.3)
Net cash (used in) provided by financing activities	(314.5)	377.7

1Reflects net income (loss) adjusted primarily for depreciation and amortization of fixed assets and intangible assets, loss on early extinguishment of debt, deferred income taxes, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and non-cash restructuring charges.
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
Net cash provided by operating activities during the first half of 2021 was $218.4, which was an increase of $582.6 as compared to the first half of 2020, primarily due to our increase in net income and a decrease in working capital usage of $241.2. Working capital was impacted by the spending levels of our clients and was primarily attributable to our media business.
Investing Activities
Net cash used in investing activities during the first half of 2021 was $43.1, which was a decrease of $50.2 as compared to the first half of 2020, primarily due to an increase from net proceeds from investments during the first half of 2021 as well as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

decrease in capital expenditures, which consisted primarily of decreases in computer software. The payments for capital expenditures were $62.1 and $71.9 in the first half of 2021 and 2020, respectively.
Financing Activities
Net cash used in financing activities during the first half of 2021 was $314.5, primarily driven by payment for the early extinguishment of long-term debt of $1,066.8 in the first quarter of 2021 and the payment of common stock dividends of $215.2, partially offset by the net proceeds of $998.1 from the issuance of our $500.0 aggregate principal amount of 2.400% unsecured senior notes due 2031 (the "2.400% Senior Notes") and $500.0 aggregate principal amount of 3.375% unsecured senior notes due 2041 (the "3.375% Senior Notes") in the first quarter of 2021. See Note 3 in Item 1, Financial Statements, for further information.
Net cash provided by financing activities during the first half of 2020 was primarily driven by the net proceeds of $646.2 from the issuance of our 4.750% unsecured senior notes due 2030, partially offset by the payment of common stock dividends of $199.2.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $27.9 during the first half of 2021. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Euro, British Pound Sterling and Australian Dollar as of June 30, 2021 as compared to December 31, 2020.
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
Notable funding requirements include:
•Debt service – Our 3.750% unsecured senior notes in aggregate principal amount of $500.0 mature on October 1, 2021. We expect to use available cash on hand as well as additional short-term borrowings as needed to fund the principal repayment. As of June 30, 2021, we had outstanding short-term borrowings of $56.7 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.
•Acquisitions – We paid deferred payments of $49.2 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first half of 2021. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $33.0 over the next twelve months related to all completed acquisitions as of June 30, 2021. We may also be required to pay approximately $20.0 related to redeemable noncontrolling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first half of 2021, we paid a quarterly cash dividend of $0.270 per share on our common stock, which corresponded to an aggregate dividend payment of $215.2. Assuming we pay a quarterly dividend of $0.270 per

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

share, and there is no significant change in the number of outstanding shares as of June 30, 2021, we would expect to pay approximately $425.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors and will depend upon factors such as our earnings, financial position and cash requirements.
•Restructuring – All restructuring charges were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. Restructuring charges of $1.1 during the first half of 2021 are adjustments to the actions taken in 2020. As of June 30, 2021, our remaining liability related to restructuring actions was $23.8.
Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of June 30, 2021, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2021, there were no borrowings under the Credit Agreement; however, we had $10.0 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.0.
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
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2021. The Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The financial covenant in the Credit Agreement requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. The table below sets forth the financial covenant in effect as of June 30, 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	June 30, 2021	Credit Agreement EBITDA Reconciliation	June 30, 2021
Leverage ratio (not greater than) [1,2]	4.25x	Net income available to IPG common stockholders	$747.0
Actual leverage ratio	2.10x	Non-operating adjustments [3]	352.4
		Operating income	1,099.4
		Add:
		Depreciation and amortization	399.5
		Other non-cash charges reducing operating income	154.9
		Credit Agreement EBITDA [1]	$1,653.8

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
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2021, the Company had uncommitted lines of credit in an aggregate amount of $965.9, under which we had outstanding borrowings of $56.7 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2021 was $68.7 with weighted-average interest rate of approximately 3.0%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the second quarter of 2021, there was no commercial paper activity, and as of June 30, 2021, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2021, the amount netted was $2,758.7.
DEBT CREDIT RATINGS
Our debt credit ratings as of July 15, 2021, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F2
Long-term rating	Baa2	BBB	BBB+
Outlook	Stable	Stable	Stable
The most recent update to our outlook occurred in April 2021 when Moody's Investor Service changed from Negative to Stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid, and our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income (Loss) Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Income (Loss) of Unconsolidated Affiliates, Net (Income) Loss Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles, which we refer to as “Adjusted EBITA”.
Adjusted EBITA should be viewed as supplemental to, and not as an alternative for Net Income (Loss) Available to IPG Common Stockholders calculated in accordance with U.S. GAAP (“net income”) or operating income calculated in accordance with U.S. GAAP (“operating income”). This section also includes reconciliation of this non-GAAP financial measure to the most directly comparable U.S. GAAP financial measures, as presented below.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income (loss):

•Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Income (Loss) of Unconsolidated Affiliates and Net (Income) Loss Attributable to Noncontrolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income (Loss) Available to IPG Common Stockholders to Adjusted EBITA for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net Revenue	$2,269.6	$1,853.4	$4,297.3	$3,825.5

Adjusted EBITA Reconciliation:
Net Income (Loss) Available to IPG Common Stockholders [1]	$263.3	$(45.6)	$355.0	$(40.9)

Add Back:
Provision for income taxes	86.7	19.0	110.5	36.2
Subtract:
Total (expenses) and other income	(30.3)	(65.4)	(156.9)	(121.3)
Equity in net income (loss) of unconsolidated affiliates	0.4	0.0	0.2	(0.2)
Net (income) loss attributable to noncontrolling interests	(4.5)	(1.7)	(5.2)	0.4
Operating Income [1]	384.4	40.5	627.4	116.4
Add Back:
Amortization of acquired intangibles	21.6	21.8	43.2	43.1
Adjusted EBITA [1]	$406.0	$62.3	$670.6	$159.5
Adjusted EBITA Margin on Net Revenue	17.9%	3.4%	15.6%	4.2%

1 Calculations include restructuring charges of $(0.2) and $1.1 for the three and six months ended June 30, 2021 and $112.6 and for the three and six months ended June 30, 2020, respectively. See “Restructuring Charges” in this MD&A and Note 7 in Item 1, Financial Statements, for further information

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the second quarter of 2021. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of both June 30, 2021 and December 31, 2020, approximately 97% of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2020 Annual Report, on Form 10-K (the “2020 Annual Report”), which could materially affect our business, financial condition or future results. In the second quarter of 2021, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2020 Annual Report. The risks described in our 2020 Annual Report, which include the impacts from the COVID-19 pandemic on the Company’s business, financial condition and results of operations, are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from April 1, 2021 to June 30, 2021:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	26,292	$31.74	—	$338,421,933
May 1 - 31	12,999	$33.35	—	$338,421,933
June 1 - 30	539	$32.18	—	$338,421,933
Total	39,830	$32.27	—

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

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

10.1	Employment Agreement between the Corporation and Philippe Krakowsky, effective as of January 1, 2021, entered into on July 22, 2021.

101	Interactive Data File, for the period ended June 30, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: July 26, 2021

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 26, 2021