Form 10-Q
period 2021-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2021-10-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares of the registrant’s common stock outstanding as of October 15, 2021 was 393,755,260.

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
•the impacts of the COVID-19 pandemic and the measures to contain its spread, including social distancing efforts and restrictions on businesses, social activities and travel, any failure to realize anticipated benefits from the rollout of COVID-19 vaccination campaigns and the resulting impact on the economy, our clients and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE:
Net revenue	$2,261.7	$1,954.6	$6,559.0	$5,780.1
Billable expenses	280.3	170.9	749.6	730.9
Total revenue	2,542.0	2,125.5	7,308.6	6,511.0

OPERATING EXPENSES:
Salaries and related expenses	1,511.2	1,269.9	4,389.2	3,998.8
Office and other direct expenses	300.9	307.9	894.8	1,003.1
Billable expenses	280.3	170.9	749.6	730.9
Cost of services	2,092.4	1,748.7	6,033.6	5,732.8
Selling, general and administrative expenses	32.2	9.9	89.8	36.4
Depreciation and amortization	69.4	71.0	208.7	216.9
Restructuring charges	(3.5)	47.3	(2.4)	159.9
Total operating expenses	2,190.5	1,876.9	6,329.7	6,146.0

OPERATING INCOME	351.5	248.6	978.9	365.0

EXPENSES AND OTHER INCOME:
Interest expense	(42.9)	(50.8)	(135.1)	(145.4)
Interest income	7.4	6.1	21.9	22.7
Other income (expense), net	2.3	(11.3)	(76.9)	(54.6)
Total (expenses) and other income	(33.2)	(56.0)	(190.1)	(177.3)

INCOME BEFORE INCOME TAXES	318.3	192.6	788.8	187.7
Provision for (benefit of) income taxes	73.9	(86.3)	184.4	(50.1)
INCOME OF CONSOLIDATED COMPANIES	244.4	278.9	604.4	237.8
Equity in net income (loss) of unconsolidated affiliates	0.2	(0.4)	0.4	(0.6)
NET INCOME	244.6	278.5	604.8	237.2
Net (income) loss attributable to non-controlling interests	(4.7)	1.2	(9.9)	1.6
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$239.9	$279.7	$594.9	$238.8

Earnings per share available to IPG common stockholders:
Basic	$0.61	$0.72	$1.51	$0.61
Diluted	$0.60	$0.71	$1.49	$0.61

Weighted-average number of common shares outstanding:
Basic	393.5	389.6	392.8	388.9
Diluted	399.8	393.9	398.3	392.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
NET INCOME	$244.6	$278.5	$604.8	$237.2

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(51.2)	46.5	(75.6)	(58.3)
Reclassification adjustments recognized in net income	0.5	9.6	(1.0)	9.3
	(50.7)	56.1	(76.6)	(49.0)
Derivative instruments:
Changes in fair value of derivative instruments	0.9	4.5	15.8	3.6
Recognition of previously unrealized net (gain) loss in net income	(0.3)	0.6	4.6	1.8
Income tax effect	0.1	(1.3)	(2.5)	(1.4)
	0.7	3.8	17.9	4.0
Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	5.4	0.0	4.2	2.2
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.4	1.8	7.2	5.5
Settlement losses included in net income	1.2	0.0	1.2	0.0
Other	0.1	0.4	0.1	(1.0)
Income tax effect	(2.1)	(0.4)	(3.1)	(1.6)
	7.0	1.8	9.6	5.1
Other comprehensive (loss) income, net of tax	(43.0)	61.7	(49.1)	(39.9)
TOTAL COMPREHENSIVE INCOME	201.6	340.2	555.7	197.3
Less: comprehensive income (loss) attributable to non-controlling interests	3.8	(0.8)	9.0	(3.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$197.8	$341.0	$546.7	$201.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$2,490.0	$2,509.0
Accounts receivable, net of allowance of $84.6 and $98.3, respectively	4,042.5	4,646.4
Accounts receivable, billable to clients	2,150.4	1,820.7
Assets held for sale	3.5	0.8
Other current assets	446.5	390.7
Total current assets	9,132.9	9,367.6
Property and equipment, net of accumulated depreciation and amortization of $1,196.4 and $1,133.9, respectively	666.3	690.3
Deferred income taxes	273.7	302.0
Goodwill	4,914.4	4,945.5
Other intangible assets	869.7	933.6
Operating lease right-of-use assets	1,516.5	1,379.3
Other non-current assets	431.8	424.4
TOTAL ASSETS	$17,805.3	$18,042.7

LIABILITIES:
Accounts payable	$6,844.2	$7,269.7
Accrued liabilities	760.4	832.4
Contract liabilities	622.2	657.8
Short-term borrowings	44.1	48.0
Current portion of long-term debt	500.4	502.5
Current portion of operating leases	270.1	268.5
Liabilities held for sale	7.6	1.6
Total current liabilities	9,049.0	9,580.5
Long-term debt	2,908.3	2,915.8
Non-current operating leases	1,536.1	1,441.0
Deferred compensation	378.9	413.2
Other non-current liabilities	639.1	655.2
TOTAL LIABILITIES	14,511.4	15,005.7

Redeemable non-controlling interests (see Note 5)	72.6	93.1

STOCKHOLDERS’ EQUITY:
Common stock	39.3	39.0
Additional paid-in capital	1,151.6	1,099.3
Retained earnings	2,908.9	2,636.9
Accumulated other comprehensive loss, net of tax	(928.4)	(880.2)
Total IPG stockholders’ equity	3,171.4	2,895.0
Non-controlling interests	49.9	48.9
TOTAL STOCKHOLDERS’ EQUITY	3,221.3	2,943.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,805.3	$18,042.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604.8	$237.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208.7	216.9
Loss on early extinguishment of debt	74.0	—
Amortization of restricted stock and other non-cash compensation	57.9	56.4
Deferred income tax	34.6	(9.4)
Net losses on sales of businesses	18.6	51.8
Net amortization of bond discounts and deferred financing costs	4.8	8.6
Provision for uncollectible receivables	(6.3)	49.8
Non-cash restructuring charges	(2.2)	95.7
Other	4.1	20.7
Changes in assets and liabilities, net of acquisitions and divestitures, provided (using) cash:
Accounts receivable	511.5	1,759.9
Accounts receivable, billable to clients	(367.3)	83.0
Other current assets	(66.3)	(60.7)
Accounts payable	(302.1)	(2,014.7)
Accrued liabilities	(65.2)	(61.3)
Contract liabilities	(26.3)	34.1
Other non-current assets and liabilities	(74.7)	(142.9)
Net cash provided by operating activities	608.6	325.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(123.4)	(112.0)
Deconsolidation of a subsidiary	(16.3)	—
Acquisitions, net of cash acquired	—	(2.5)
Net proceeds from investments	32.7	5.6
Other investing activities	(8.1)	(23.6)
Net cash used in investing activities	(115.1)	(132.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early extinguishment of long-term debt	(1,066.8)	—
Common stock dividends	(321.4)	(298.6)
Acquisition-related payments	(28.0)	(40.6)
Tax payments for employee shares withheld	(25.0)	(22.2)
Net (decrease) increase in short-term borrowings	(9.4)	1.9
Distributions to non-controlling interests	(9.0)	(13.7)
Proceeds from long-term debt	998.1	646.2
Exercise of stock options	8.0	0.0
Other financing activities	(14.3)	(10.7)
Net cash (used in) provided by financing activities	(467.8)	262.3
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(40.3)	(20.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14.6)	434.6
Cash, cash equivalents and restricted cash at beginning of period	2,511.5	1,195.7
Cash, cash equivalents and restricted cash at end of period	$2,496.9	$1,630.3
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	393.5	$39.3	$1,132.4	$2,777.5	$(886.3)	$3,062.9	$48.4	$3,111.3
Net income				239.9		239.9	4.7	244.6
Other comprehensive loss					(42.1)	(42.1)	(0.9)	(43.0)
Reclassifications related to redeemable non-controlling interests							(0.5)	(0.5)
Distributions to non-controlling interests							(2.2)	(2.2)
Change in redemption value of redeemable non-controlling interests				(1.4)		(1.4)		(1.4)
Common stock dividends ($0.270 per share)				(107.1)		(107.1)		(107.1)
Stock-based compensation	0.1	0.0	19.8			19.8		19.8
Exercise of stock options	0.0	0.0	0.2			0.2		0.2
Shares withheld for taxes	0.0	0.0	(0.8)			(0.8)		(0.8)
Other							0.4	0.4
Balance at September 30, 2021	393.6	$39.3	$1,151.6	$2,908.9	$(928.4)	$3,171.4	$49.9	$3,221.3

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$2,895.0	$48.9	$2,943.9
Net income				594.9		594.9	9.9	604.8
Other comprehensive loss					(48.2)	(48.2)	(0.9)	(49.1)
Reclassifications related to redeemable non-controlling interests							0.1	0.1
Distributions to non-controlling interests							(9.0)	(9.0)
Change in redemption value of redeemable non-controlling interests				(2.1)		(2.1)		(2.1)
Common stock dividends ($0.810 per share)				(320.8)		(320.8)		(320.8)
Stock-based compensation	3.0	0.3	68.9			69.2		69.2
Exercise of stock options	0.6	0.1	8.5			8.6		8.6
Shares withheld for taxes	(0.9)	(0.1)	(25.1)			(25.2)		(25.2)
Other							0.9	0.9
Balance at September 30, 2021	393.6	$39.3	$1,151.6	$2,908.9	$(928.4)	$3,171.4	$49.9	$3,221.3

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	389.6	$38.9	$996.3	$2,444.3	$(1,029.1)	$2,450.4	$40.7	$2,491.1
Net income (loss)				279.7		279.7	(1.2)	278.5
Other comprehensive income					61.3	61.3	0.4	61.7
Reclassifications related to redeemable non-controlling interests							2.9	2.9
Distributions to non-controlling interests							(4.3)	(4.3)
Common stock dividends ($0.255 per share)				(100.6)		(100.6)		(100.6)
Stock-based compensation	0.2	0.0	23.1			23.1		23.1
Exercise of stock options	0.0	0.0	0.1			0.1		0.1
Shares withheld for taxes	(0.1)	0.0	(0.2)			(0.2)		(0.2)
Other			8.8			8.8	(0.5)	8.3
Balance at September 30, 2020	389.7	$38.9	$1,028.1	$2,623.4	$(967.8)	$2,722.6	$38.0	$2,760.6

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6
Cumulative effect of accounting change				(6.6)		(6.6)		(6.6)
Net income (loss)				238.8		238.8	(1.6)	237.2
Other comprehensive loss					(37.8)	(37.8)	(2.1)	(39.9)
Reclassifications related to redeemable non-controlling interests							5.9	5.9
Distributions to non-controlling interests							(13.7)	(13.7)
Change in redemption value of redeemable non-controlling interests				3.1		3.1		3.1
Common stock dividends ($0.765 per share)				(301.8)		(301.8)		(301.8)
Stock-based compensation	3.8	0.4	63.7			64.1		64.1
Exercise of stock options	0.0	0.0	0.5			0.5		0.5
Shares withheld for taxes	(1.1)	(0.2)	(22.2)			(22.4)		(22.4)
Other			8.8			8.8	(0.2)	8.6
Balance at September 30, 2020	389.7	$38.9	$1,028.1	$2,623.4	$(967.8)	$2,722.6	$38.0	$2,760.6
The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The effects of the coronavirus ("COVID-19") pandemic have impacted and will likely continue to impact our results of operations, cash flows and financial position. The Company’s Consolidated Financial Statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and allowance for expected credit losses on future uncollectible accounts receivable.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have two reportable segments as of September 30, 2021: IAN and DXTRA, as further discussed in Note 11. IAN principally generates revenue from providing advertising and media services as well as a comprehensive array of global communications, marketing services and data management. DXTRA generates revenue from a comprehensive array of global public relations and communication services as well as providing events, sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2021	2020	2021	2020
United States	$1,612.1	$1,354.8	$4,595.8	$4,234.0
International:
United Kingdom	224.3	172.4	637.4	528.8
Continental Europe	200.2	174.5	625.6	508.5
Asia Pacific	229.0	198.1	673.1	609.9
Latin America	104.3	83.2	290.1	235.7
Other	172.1	142.5	486.6	394.1
Total International	929.9	770.7	2,712.8	2,277.0
Total Consolidated	$2,542.0	$2,125.5	$7,308.6	$6,511.0

	Three months ended September 30,		Nine months ended September 30,
Net revenue:	2021	2020	2021	2020
United States	$1,459.3	$1,273.4	$4,204.6	$3,820.6
International:
United Kingdom	195.1	162.0	573.7	474.9
Continental Europe	178.1	158.0	559.4	453.7
Asia Pacific	192.0	166.0	553.6	487.4
Latin America	96.3	78.5	268.6	220.1
Other	140.9	116.7	399.1	323.4
Total International	802.4	681.2	2,354.4	1,959.5
Total Consolidated	$2,261.7	$1,954.6	$6,559.0	$5,780.1

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2021	2020	2021	2020
United States	$1,306.2	$1,130.5	$3,731.4	$3,402.7
International	779.5	653.1	2,283.5	1,872.2
Total IAN	$2,085.7	$1,783.6	$6,014.9	$5,274.9

Net revenue:
United States	$1,242.3	$1,093.8	$3,581.1	$3,254.1
International	700.4	591.7	2,050.2	1,681.6
Total IAN	$1,942.7	$1,685.5	$5,631.3	$4,935.7

DXTRA	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2021	2020	2021	2020
United States	$305.9	$224.3	$864.4	$831.3
International	150.4	117.6	429.3	404.8
Total DXTRA	$456.3	$341.9	$1,293.7	$1,236.1

Net revenue:
United States	$217.0	$179.6	$623.5	$566.5
International	102.0	89.5	304.2	277.9
Total DXTRA	$319.0	$269.1	$927.7	$844.4

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2021	December 31, 2020
Accounts receivable, net of allowance of $84.6 and $98.3, respectively	$4,042.5	$4,646.4
Accounts receivable, billable to clients	2,150.4	1,820.7
Contract assets	50.2	51.8
Contract liabilities (deferred revenue)	622.2	657.8
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $604.4 of unsatisfied performance obligations as of September 30, 2021, which will be recognized as services are performed over the remaining contractual terms through 2027.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2021	December 31, 2020
3.750% Senior Notes due 2021	3.980%	$500.0	$499.1
4.000% Senior Notes due 2022	4.130%	—	249.3
3.750% Senior Notes due 2023	4.320%	—	498.8
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.2 and $0.5, respectively)	4.240%	249.3	498.3
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.3 and $3.1, respectively)	4.780%	495.6	495.2
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.4 and $5.2, respectively)	4.920%	641.4	640.8
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.8 and $4.4, respectively)	2.512%	494.8	—
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.1 and $5.6, respectively)	3.448%	493.3	—
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.7 and $5.0, respectively)	5.480%	492.3	492.1
Other notes payable and capitalized leases		42.0	44.7
Total long-term debt		3,408.7	3,418.3
Less: current portion		500.4	502.5
Long-term debt, excluding current portion		$2,908.3	$2,915.8
As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company's long-term debt was $3,875.3 and $3,995.0, respectively. Refer to Note 12 for details.
Debt Transactions
3.750% Senior Notes due 2021
Our 3.750% unsecured senior notes in aggregate principal amount of $500.0 matured on October 1, 2021, and we used cash on hand to fund the principal repayment.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Consistent with our other outstanding debt securities, the newly issued 2.400% Senior Notes and 3.375% Senior Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity. We may redeem the 2.400% Senior Notes and 3.375% Senior Notes at any time in whole, or from time to time in part, in accordance with the provisions of the indenture, including the applicable supplemental indentures, which contain make-whole provisions, under which the 2.400% Senior Notes and 3.375% Senior Notes were issued. Additionally, upon the occurrence of a change of control repurchase event with respect to the 2.400% Senior Notes and 3.375% Senior Notes, each holder of the 2.400% Senior Notes and 3.375% Senior Notes has the right to require the Company to purchase that holder’s 2.400% Senior Notes and 3.375% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, unless the Company has exercised its option to redeem all the 2.400% Senior Notes and 3.375% Senior Notes. The proceeds of the 2.400%Senior Notes and 3.375% Senior Notes were used in funding the early extinguishment of certain of our senior notes.
4.000% Senior Notes due 2022
In March 2021, we redeemed all $250.0 in aggregate principal amount of the 4.000% unsecured senior notes due 2022 (the "4.000% Senior Notes"). Total cash paid to redeem the 4.000% Senior Notes was $258.9. In connection with the redemption of the 4.000% Senior Notes, we recognized a loss on early extinguishment of debt of $9.2, which included a redemption premium of $8.6 and the write-off of the remaining unamortized discount and debt issuance costs of $0.6. The loss on early extinguishment of debt was recorded in Other income (expense), net, within our unaudited Consolidated Statement of Operations.
3.750% Senior Notes due 2023
In March 2021, we redeemed all $500.0 in aggregate principal amount of the 3.750% unsecured senior notes due 2023 (the "3.750% Senior Notes"). Total cash paid to redeem the 3.750% Senior Notes was $532.9. In connection with the redemption of the 3.750% Senior Notes, we recognized a loss on early extinguishment of debt of $36.5, which included a redemption premium of $30.7, the write-off of the remaining unamortized discount and debt issuance costs of $1.1 and a related deferred loss in other comprehensive income of $4.7. The loss on early extinguishment of debt was recorded in Other income (expense), net, within our unaudited Consolidated Statement of Operations.
4.200% Senior Notes due 2024
In March 2021, we redeemed $250.0 of the $500.0 in aggregate principal amount of the 4.200% unsecured senior notes due 2024 (the "4.200% Senior Notes"). Total cash paid to redeem the 4.200% Senior Notes was $282.2. In connection with the redemption of the 4.200% Senior Notes, we recognized a loss on early extinguishment of debt of $28.3, which included a redemption premium of $27.5, and the write-off of half of the remaining unamortized discount and unamortized debt issuance costs of $0.8. The loss on early extinguishment of debt was recorded in Other income (expense), net, within our unaudited Consolidated Statement of Operations.
Credit Arrangements
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. The Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The Credit Agreement also contains a financial covenant that requires us to maintain a certain leverage ratio on a consolidated basis as of the end of each fiscal quarter. As of September 30, 2021, there were no borrowings under the Credit Agreement; however, we had $10.7 of letters of credit under the Credit Agreement, which reduced our total availability to $1,489.3. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2021.
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
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2021, the Company had uncommitted lines of credit in an aggregate amount of $951.4, under which we had outstanding borrowings of $44.1 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2021 was $72.2 with a weighted-average interest rate of approximately 2.8%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2021, there was no commercial paper activity and, as of September 30, 2021, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available to IPG common stockholders	$239.9	$279.7	$594.9	$238.8

Weighted-average number of common shares outstanding - basic	393.5	389.6	392.8	388.9
Dilutive effect of stock options and restricted shares	6.3	4.3	5.5	3.7
Weighted-average number of common shares outstanding - diluted	399.8	393.9	398.3	392.6

Earnings per share available to IPG common stockholders:
Basic	$0.61	$0.72	$1.51	$0.61
Diluted	$0.60	$0.71	$1.49	$0.61

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2021	December 31, 2020
Salaries, benefits and related expenses	$569.2	$504.6
Interest	44.0	43.6
Office and related expenses	20.4	25.5
Acquisition obligations	15.7	47.9
Restructuring charges	11.5	69.5
Income taxes payable	4.1	50.6
Other	95.5	90.7
Total accrued liabilities	$760.4	$832.4

Other Income (Expense), Net
Results of operations for the three and nine months ended September 30, 2021 and 2020 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Loss on early extinguishment of debt	$—	$—	$(74.0)	$—
Net losses on sales of businesses	(4.4)	(8.6)	(18.6)	(51.8)
Other	6.7	(2.7)	15.7	(2.8)
Total other income (expense), net	$2.3	$(11.3)	$(76.9)	$(54.6)
Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 in aggregate principal amount of our 4.000% unsecured senior notes due 2022, all $500.0 in aggregate principal amount of our 3.750% Senior Notes due 2023, and $250.0 of the $500.0 in aggregate principal amount of our 4.200% Senior Notes due 2024. See Note 3 for further information.
Net losses on sales of businesses – During the three and nine months ended September 30, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale, within our IAN and DXTRA reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Other - During the three and nine months ended September 30, 2021, the amounts recognized were primarily related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of September 30, 2021, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.

Redeemable Non-controlling Interests
Many of our acquisitions include provisions under which the non-controlling equity owners may require us to purchase additional interests in a subsidiary at their discretion. Redeemable non-controlling interests are adjusted quarterly, if necessary, to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact retained earnings or additional paid in capital, except for foreign currency translation adjustments.
The following table presents changes in our redeemable non-controlling interests.

	Nine months ended September 30,
	2021	2020
Balance at beginning of period	$93.1	$164.7
Change in related non-controlling interests balance	1.1	(6.0)
Changes in redemption value of redeemable non-controlling interests:
Redemptions	(22.7)	(2.5)
Redemption value adjustments	1.1	(3.4)
Balance at end of period	$72.6	$152.8
Leases
Non-cash activities involving right-of-use assets obtained in exchange for lease liabilities were $334.1 for the nine months ended September 30, 2021, as compared with $246.8 for the nine months ended September 30, 2020.

Note 6:  Income Taxes
For the three and nine months ended September 30, 2021, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards, and the revaluation of deferred tax balances resulting from the enactment of tax law changes. This was partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit, as well as by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three and nine months ended September 30, 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Severance and termination costs	$(2.1)	$17.9	$(0.1)	$62.5
Lease impairment costs	(3.2)	26.6	(4.2)	92.3
Other restructuring costs	1.8	2.8	1.9	5.1
Total restructuring charges	$(3.5)	$47.3	$(2.4)	$159.9
Net restructuring charges were comprised of $(0.6) at IAN, $(0.6) at DXTRA and $(2.3) at Corporate and Other for the three months ended September 30, 2021, which include non-cash lease impairment costs of $(2.1) at IAN and $(1.1) at DXTRA. Net restructuring charges were comprised of $0.0 at IAN, $(0.1) at DXTRA and $(2.3) at Corporate and Other for the nine months ended September 30, 2021, which include non-cash lease impairment costs of $(2.8) at IAN and $(1.4) at DXTRA.
Net restructuring charges were comprised of $24.9 at IAN and $17.2 at DXTRA for the three months ended September 30, 2020, which include non-cash lease impairment costs of $14.3 and $12.8, respectively. Net restructuring charges were comprised of $93.7 at IAN and $53.9 at DXTRA for the nine months ended September 30, 2020, which include non-cash lease impairment costs of $50.1 and $39.6, respectively.
A summary of the restructuring activities taken in the first nine months of 2021 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2021
Severance and termination costs	$74.6	$(0.1)	$0.3	$61.4	$12.8
Lease impairment costs	0.0	(4.2)	(4.2)	0.0	0.0
Other restructuring costs	0.0	1.9	1.7	0.2	0.0
Total	$74.6	$(2.4)	$(2.2)	$61.6	$12.8

Note 8:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the nine months ended September 30, 2021.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	0.9	$26.67
Performance-based stock (shares)	0.5	$21.98
Stock options (shares)	0.3	$3.94
Total stock-based compensation awards	1.7
During the nine months ended September 30, 2021, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $40.0 and $84.6, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2020	$(637.6)	$6.8	$(249.4)	$(880.2)
Other comprehensive (loss) income before reclassifications	(74.7)	14.4	2.8	(57.5)
Amount reclassified from accumulated other comprehensive loss, net of tax	(1.0)	3.5	6.8	9.3
Balance as of September 30, 2021	$(713.3)	$24.7	$(239.8)	$(928.4)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)
Other comprehensive (loss) income before reclassifications	(56.2)	2.7	0.8	(52.7)
Amount reclassified from accumulated other comprehensive loss, net of tax	9.3	1.3	4.3	14.9
Balance as of September 30, 2020	$(744.6)	$0.5	$(223.7)	$(967.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2021	2020	2021	2020
Foreign currency translation adjustments	$0.5	$9.6	$(1.0)	$9.3	Other income (expense), net
Net (gain) loss on derivative instruments	(0.3)	0.6	4.6	1.8	Other income (expense), net, Interest expense
Amortization of defined benefit pension and postretirement plan items	3.6	1.8	8.4	5.5	Other income (expense), net
Tax effect	(0.4)	(0.6)	(2.7)	(1.7)	Provision for (benefit of) income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$3.4	$11.4	$9.3	$14.9

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended September 30,	2021	2020	2021	2020	2021	2020
Service cost	$0.0	$0.0	$1.1	$1.2	$0.0	$0.0
Interest cost	0.7	0.9	2.0	2.4	0.2	0.2
Expected return on plan assets	(1.4)	(1.4)	(5.2)	(4.7)	0.0	0.0
Settlements	1.2	0.0	0.0	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.0	0.0	(0.1)
Unrecognized actuarial losses	0.5	0.4	1.7	1.4	0.2	0.1
Net periodic cost	$1.0	$(0.1)	$(0.4)	$0.3	$0.4	$0.2

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine Months Ended September 30,	2021	2020	2021	2020	2021	2020
Service cost	$0.0	$0.0	$3.3	$3.5	$0.0	$0.0
Interest cost	2.2	2.8	6.0	7.0	0.5	0.6
Expected return on plan assets	(4.2)	(4.2)	(15.7)	(14.0)	0.0	0.0
Settlements	1.2	0.0	0.0	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	0.0	(0.1)
Unrecognized actuarial losses	1.3	1.2	5.1	4.1	0.7	0.2
Net periodic cost	$0.5	$(0.2)	$(1.2)	$0.7	$1.2	$0.7
The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2021, we contributed $2.0 and $13.8 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2021, we expect to contribute approximately $0.0 and $5.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 11:  Segment Information
As of September 30, 2021, we have two reportable segments: IAN and DXTRA. IAN is comprised of McCann Worldgroup; Foote, Cone & Belding ("FCB"); MullenLowe Group; Media, Data Services and Tech, which includes IPG Mediabrands, Acxiom and Kinesso; our digital specialist agencies; and our domestic integrated agencies. DXTRA is comprised of a number of our specialist marketing services offerings including Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide. We also report results for the Corporate and Other group. We continue to evaluate our financial reporting structure, and the profitability measure, employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance, is segment EBITA. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total revenue:
IAN	$2,085.7	$1,783.6	$6,014.9	$5,274.9
DXTRA	456.3	341.9	1,293.7	1,236.1
Total	$2,542.0	$2,125.5	$7,308.6	$6,511.0

Net revenue:
IAN	$1,942.7	$1,685.5	$5,631.3	$4,935.7
DXTRA	319.0	269.1	927.7	844.4
Total	$2,261.7	$1,954.6	$6,559.0	$5,780.1

Segment EBITA [1]:
IAN	$352.0	$260.0	$989.2	$459.4
DXTRA	53.3	25.9	148.4	21.9
Corporate and Other	(32.3)	(16.0)	(94.0)	(51.9)
Total	$373.0	$269.9	$1,043.6	$429.4

Amortization of acquired intangibles:
IAN	$20.4	$20.2	$61.3	$61.2
DXTRA	1.1	1.1	3.4	3.2
Corporate and Other	0.0	0.0	0.0	0.0
Total	$21.5	$21.3	$64.7	$64.4

Depreciation and amortization [2]:
IAN	$41.5	$43.8	$125.0	$133.8
DXTRA	3.9	5.0	12.5	15.5
Corporate and Other	2.5	0.9	6.5	3.2
Total	$47.9	$49.7	$144.0	$152.5

Capital expenditures:
IAN	$52.5	$31.7	$101.7	$85.2
DXTRA	2.4	1.2	4.7	4.1
Corporate and Other	6.4	7.2	17.0	22.7
Total	$61.3	$40.1	$123.4	$112.0

1 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for (benefit of) incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net (income) loss attributable to non-controlling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Total assets:
IAN	$14,286.1	$14,784.5
DXTRA	1,577.2	1,549.2
Corporate and Other	1,942.0	1,709.0
Total	$17,805.3	$18,042.7

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
IAN EBITA	$352.0	$260.0	$989.2	$459.4
DXTRA EBITA	53.3	25.9	148.4	21.9
Corporate and Other EBITA	(32.3)	(16.0)	(94.0)	(51.9)
Less: consolidated amortization of acquired intangibles	21.5	21.3	64.7	64.4
Operating income	351.5	248.6	978.9	365.0
Total (expenses) and other income	(33.2)	(56.0)	(190.1)	(177.3)
Income before income taxes	$318.3	$192.6	$788.8	$187.7

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2021. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,572.1	$0.0	$0.0	$1,572.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$34.3	$34.3	Accrued liabilities and Other non-current liabilities

	December 31, 2020				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,507.4	$0.0	$0.0	$1,507.4	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$95.5	$95.5	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $61.2 from December 31, 2020 to September 30, 2021 is primarily due to payments related to our deferred acquisitions payments from prior-year acquisitions and the effect of the deconsolidation of a previously consolidated entity, partially offset by the exercises of redeemable non-controlling interest and valuation adjustments in our consolidated subsidiaries. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,834.5	$40.8	$3,875.3	$0.0	$3,951.1	$43.9	$3,995.0
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of September 30, 2021 ranged from 1.0% to 4.0% and 0.4% to 3.4%, respectively.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 13:  Commitments and Contingencies
Guarantees
As discussed in our 2020 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of September 30, 2021 and December 31, 2020, the amount of parent company guarantees on lease obligations was $577.0 and $630.8, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $424.0 and $399.6, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $105.5 and $109.2, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of September 30, 2021, there were no material assets pledged as security for such parent company guarantees.
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
Income Taxes
In December 2019, the Financial Accounting Standards Board issued amended guidance to simplify the accounting for income taxes by removing certain exceptions and amending certain sections of existing guidance under ASC 740. This amended guidance was effective beginning January 1, 2021. The adoption of this amended guidance did not have a material impact on our Consolidated Financial Statements.

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

EXECUTIVE SUMMARY
Our Business
We are one of the world’s premier global advertising and marketing services companies. With approximately 54,600 employees and operations in all major world markets, we help our clients’ businesses and brands thrive in a consumer economy increasingly defined by digital media, data and continuous change. At IPG, we combine the power of creativity with the benefits of technology, fueling our offerings with a deep understanding of audiences at the individual level, driven by ethical business practices. We have exceptionally talented people, across a balanced portfolio of strong agency brands, who together have set a standard for growth in our industry in recent years.

Our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations, specialized communications disciplines and data science. Our networks create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.

We operate in a marketing and media landscape that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative, strategic and technology talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. We consistently invest in opportunities within our Company to enhance the professional skills of our employees and encourage intra-company collaboration. As appropriate, we also make acquisitions, enter into strategic alliances, and develop relationships with technology and media companies that are building leading-edge marketing tools that complement our agencies’ skill sets and capabilities.

Our financial goals include competitive organic net revenue growth and expansion of Adjusted EBITA margin, as defined and discussed within the Non-GAAP Financial Measure section of this MD&A, which we expect will further strengthen our balance sheet and total liquidity and increase value to our stakeholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term value to all of our stakeholders.

Impact of COVID-19

In March 2020, the World Health Organization categorized the disease caused by the coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as forced business closures and limits on operations, the imposition of social distancing and orders to work from home, stay at home and shelter in place, adversely impacted our business and demand for our services in 2020. Some businesses adjusted, reduced or suspended operating activities, which negatively impacted the markets we serve and our results of operations, cash flows and financial position throughout 2020. More recently, despite the economic and health impacts from the spread of the Delta variant of the COVID-19 virus, we have positively benefited from the effects of robust economic recovery in many of our principal markets as vaccination efforts continue and the overall public health situation improves in many markets. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The future course of the pandemic is unpredictable, and the extent of its impact on our results of operations, cash flows and financial position will vary depending on the duration and severity of the continuing economic and operational impacts of COVID-19. The impact of the Delta variant and the pace of improvements in health and economic conditions has not been uniform across all geographies and could be threatened by such factors as the continued spread of the Delta or other variants to the COVID-19 virus and limitations on the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.

At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, within days, 95 percent of our global workforce had moved to a remote work environment. A significant portion of our workforce has begun to return to the office at least part of the time, although much of our worldwide workforce continues to work from home. We recognized the importance of regular communication to reassure employees and to keep them updated on our plans as the pandemic unfolded, and IPG was recognized with top honors at the Corporate Content Awards North America for its outstanding communication during the pandemic. We have adopted an approach of “organized flexibility” and continue to adjust our policies and practices to facilitate the new working environments and take into account the need of many employees to work during non-traditional hours and juggle home lives and work responsibilities.

We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives to align our expenses with changes in revenue. The steps we took in 2020 across our agencies and corporate group included deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option was available and salary reductions, including voluntary salary reductions for our senior corporate management team. These actions have been discontinued in 2021 as revenue growth returns.

Starting in the second quarter of 2020 and continuing through the year 2020, the Company also took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. Most of these actions were based on our experience and learning in the COVID-19 pandemic and a resulting review of our operations. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world.

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. Our results during the first nine months of 2021 were most favorably impacted by the British Pound Sterling, Euro, Canadian Dollar and Australian Dollar.
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
Results for the three and nine months ended September 30, 2021, are not indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,			Nine months ended September 30,
Statement of Operations Data	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)
REVENUE:
Net revenue	$2,261.7	$1,954.6	15.7%	$6,559.0	$5,780.1	13.5%
Billable expenses	280.3	170.9	64.0%	749.6	730.9	2.6%
Total revenue	$2,542.0	$2,125.5	19.6%	$7,308.6	$6,511.0	12.3%

OPERATING INCOME	$351.5	$248.6	41.4%	$978.9	$365.0	>100%

Adjusted EBITA [1]	$373.0	$269.9	38.2%	$1,043.6	$429.4	>100%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$239.9	$279.7		$594.9	$238.8

Earnings per share available to IPG common stockholders:
Basic	$0.61	$0.72		$1.51	$0.61
Diluted	$0.60	$0.71		$1.49	$0.61

Operating Ratios
Organic change in net revenue	15.0%	(3.7)%		12.0%	(4.5)%

Operating margin on net revenue	15.5%	12.7%		14.9%	6.3%
Operating margin on total revenue	13.8%	11.7%		13.4%	5.6%

Adjusted EBITA margin on net revenue [1]	16.5%	13.8%		15.9%	7.4%

Expenses as a % of net revenue:
Salaries and related expenses	66.8%	65.0%		66.9%	69.2%
Office and other direct expenses	13.3%	15.8%		13.6%	17.4%
Selling, general and administrative expenses	1.4%	0.5%		1.4%	0.6%
Depreciation and amortization	3.1%	3.6%		3.2%	3.8%
Restructuring charges [2]	(0.2)%	2.4%		0.0%	2.8%

1    Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for (benefit of) incomes taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, net (income) loss attributable to non-controlling interests and amortization of acquired intangibles. Refer to the “Non-GAAP Financial Measure” section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
2 For the three and nine months ended September 30, 2021, results include net restructuring charges of ($3.5) and ($2.4), respectively. For the three and nine months ended September 30, 2020, results include restructuring charges of $47.3 and $159.9, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Our organic net revenue increase of 15.0% for the third quarter of 2021 was driven by net higher spending from existing clients across all sectors, most notably in the healthcare, auto and transportation, and technology and telecom sectors, which also each increased from net client wins. During the third quarter of 2021, our Adjusted EBITA margin increased to 16.5% from 13.8% in the prior-year period as the increase in net revenue, discussed below in the “Results of Operations” section, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Our organic net revenue increase of 12.0% for the first nine months of 2021 was driven by higher spending from existing clients across all sectors, most notably in the healthcare, retail, and auto and transportation sectors, which also each increased from net client wins. During the first nine months of 2021, our Adjusted EBITA margin increased to 15.9% from 7.4% in the prior-year period as the increase in net revenue, discussed below in the “Results of Operations” section, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Net Revenue
Our net revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our net revenue is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended September 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2021	Organic	Total
Consolidated	$1,954.6	$22.4	$(7.6)	$292.3	$2,261.7	15.0%	15.7%
Domestic	1,273.4	—	(1.4)	187.3	1,459.3	14.7%	14.6%
International	681.2	22.4	(6.2)	105.0	802.4	15.4%	17.8%
United Kingdom	162.0	11.6	0.0	21.5	195.1	13.3%	20.4%
Continental Europe	158.0	2.2	(0.8)	18.7	178.1	11.8%	12.7%
Asia Pacific	166.0	3.0	(5.9)	28.9	192.0	17.4%	15.7%
Latin America	78.5	(0.4)	2.3	15.9	96.3	20.3%	22.7%
Other	116.7	6.0	(1.8)	20.0	140.9	17.1%	20.7%
The 14.7% organic increase during the third quarter of 2021 in our domestic market was driven by growth across all disciplines, most notably in our advertising and media businesses. In our international markets, the 15.4% organic increase was driven by double-digit organic growth from all geographic regions, bolstered by strong performance at our media and advertising businesses in addition to our digital project-based offerings across all geographic regions.

		Components of Change				Change
	Nine months ended September 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2021	Organic	Total
Consolidated	$5,780.1	$109.8	$(27.0)	$696.1	$6,559.0	12.0%	13.5%
Domestic	3,820.6	—	(13.6)	397.6	4,204.6	10.4%	10.1%
International	1,959.5	109.8	(13.4)	298.5	2,354.4	15.2%	20.2%
United Kingdom	474.9	43.1	0.9	54.8	573.7	11.5%	20.8%
Continental Europe	453.7	29.9	(2.7)	78.5	559.4	17.3%	23.3%
Asia Pacific	487.4	23.6	(14.2)	56.8	553.6	11.7%	13.6%
Latin America	220.1	(6.3)	4.4	50.4	268.6	22.9%	22.0%
Other	323.4	19.5	(1.8)	58.0	399.1	17.9%	23.4%
The 10.4% organic increase in our domestic market and the 15.2% organic increase in our international markets during the first nine months of 2021 was mainly due to factors similar to those noted above for the third quarter of 2021.
Refer to the segment discussion later in this MD&A for information on changes in net revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)
Salaries and related expenses	$1,511.2	$1,269.9	19.0%	$4,389.2	$3,998.8	9.8%

As a % of net revenue:
Salaries and related expenses	66.8%	65.0%		66.9%	69.2%
Base salaries, benefits and tax	53.9%	55.0%		54.9%	58.6%
Incentive expense	5.8%	4.4%		5.5%	4.1%
Severance expense	0.8%	0.8%		0.5%	1.6%
Temporary help	5.0%	3.5%		4.7%	3.7%
All other salaries and related expenses	1.3%	1.3%		1.3%	1.2%
Net revenue growth of 15.7% was outpaced by the increase in salaries and related expenses of 19.0% during the third quarter of 2021 as compared to the prior-year period, primarily driven by increased performance-based employee compensation expense and increased temporary labor expense supporting our revenue growth, which is partially offset by leverage in base salaries, benefits and payroll tax expenses.
Net revenue growth of 13.5% outpaced the increase in salaries and related expenses of 9.8% during the first nine months of 2021 as compared to the prior-year period, primarily driven by leverage in base salaries, benefits and tax that includes the benefit of initiatives taken during 2020.
Office and Other Direct Expenses

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Increase/ (Decrease)	2021	2020	% Increase/ (Decrease)
Office and other direct expenses	$300.9	$307.9	(2.3)%	$894.8	$1,003.1	(10.8)%

As a % of net revenue:
Office and other direct expenses	13.3%	15.8%		13.6%	17.4%
Occupancy expense	5.0%	6.3%		5.2%	6.5%
All other office and other direct expenses [1]	8.3%	9.5%		8.4%	10.9%

1Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by 2.3% compared to the net revenue increase of 15.7% during the third quarter of 2021 as compared to the prior-year period. The decrease was mainly due to lower bad debt expense and a reduction in the year-over-year change in contingent acquisition obligations, as well as a savings on occupancy expense as a result of real estate restructuring actions taken in 2020.
Office and other direct expenses decreased by 10.8% compared to the net revenue increase of 13.5% during the first nine months of 2021 as compared to the prior-year period. The decrease in office and other direct expenses was mainly due to factors similar to those noted above for the third quarter of 2021 in addition to a decrease in travel and entertainment expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three months ended September 30, 2021, SG&A as a percentage of net revenue increased as compared to the prior-year

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

period, primarily due to increases in performance-based incentive compensation expense and employee insurance expense. For the first nine months of 2021, SG&A as a percentage of net revenue increased as compared to the prior-year period, primarily due to factors similar to those noted for the third quarter of 2021 in addition to an increase in base salaries as the prior year benefited from temporary cost saving actions that have since unwound as well as higher other office and other direct expenses.
Depreciation and Amortization
During the third quarter and first nine months of 2021, depreciation and amortization expenses decreased compared to the prior-year periods.
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
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three and nine months ended September 30, 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Severance and termination costs	$(2.1)	$17.9	$(0.1)	$62.5
Lease impairment costs	(3.2)	26.6	(4.2)	92.3
Other restructuring costs	1.8	2.8	1.9	5.1
Total restructuring charges	$(3.5)	$47.3	$(2.4)	$159.9
Net restructuring charges were comprised of $(0.6) at IAN, $(0.6) at DXTRA and $(2.3) at Corporate and Other for the three months ended September 30, 2021, which include non-cash lease impairment costs of $(2.1) at IAN and $(1.1) at DXTRA. Net restructuring charges were comprised of $0.0 at IAN, $(0.1) at DXTRA and $(2.3) at Corporate and Other for the nine months ended September 30, 2021, which include non-cash lease impairment costs of $(2.8) at IAN and $(1.4) at DXTRA.
Net restructuring charges were comprised of $24.9 at IAN and $17.2 at DXTRA for the three months ended September 30, 2020, which include non-cash lease impairment costs of $14.3 and $12.8, respectively. Net restructuring charges were comprised of $93.7 at IAN and $53.9 at DXTRA for the nine months ended September 30, 2020, which include non-cash lease impairment costs of $50.1 and $39.6, respectively.
A summary of the restructuring activities taken in the first nine months of 2021 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2021
Severance and termination costs	$74.6	$(0.1)	$0.3	$61.4	$12.8
Lease impairment costs	0.0	(4.2)	(4.2)	0.0	0.0
Other restructuring costs	0.0	1.9	1.7	0.2	0.0
Total	$74.6	$(2.4)	$(2.2)	$61.6	$12.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash interest on debt obligations	$(42.0)	$(48.5)	$(130.8)	$(140.4)
Non-cash interest	(0.9)	(2.3)	(4.3)	(5.0)
Interest expense	(42.9)	(50.8)	(135.1)	(145.4)
Interest income	7.4	6.1	21.9	22.7
Net interest expense	(35.5)	(44.7)	(113.2)	(122.7)
Other income (expense), net	2.3	(11.3)	(76.9)	(54.6)
Total (expenses) and other income	$(33.2)	$(56.0)	$(190.1)	$(177.3)
Net interest expense decreased by $9.2 and $9.5 for the three and nine months ended September 30, 2021, respectively, compared to a year ago, primarily attributable to decreased cash interest expense as a result of our $500.0 in aggregate principal amount 3.500% unsecured senior notes that matured in the fourth quarter of 2020.
Other Income (Expense), Net
Results of operations for the three and nine months ended September 30, 2021 and 2020 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Loss on early extinguishment of debt	$—	$—	$(74.0)	$—
Net losses on sales of businesses	(4.4)	(8.6)	(18.6)	(51.8)
Other	6.7	(2.7)	15.7	(2.8)
Total other income (expense), net	$2.3	$(11.3)	$(76.9)	$(54.6)
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
Net losses on sales of businesses – During the three and nine months ended September 30, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale, within our IAN and DXTRA reportable segments. The businesses held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other - During the three and nine months ended September 30, 2021, the amounts recognized were primarily related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
INCOME BEFORE INCOME TAXES	$318.3	$192.6	$788.8	$187.7
Provision for (benefit of) income taxes	$73.9	$(86.3)	$184.4	$(50.1)
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2021, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which were recognized in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

first quarter due to the timing of the vesting of awards, and the revaluation of deferred tax balances resulting from the enactment of tax law changes. This was partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit, as well as by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
As of September 30, 2021, we have valuation allowances recorded in certain international and domestic jurisdictions related to deferred tax assets. Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realized. Release of a valuation allowance would result in a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of a valuation allowance release, if any, is based on the level of profitability we are able to realize. We intend to continue maintaining a full valuation allowance on certain of our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, primarily due to the benefits of the 2020 Restructuring Plan as well as the disposals of unprofitable, non-strategic agencies, we believe there is a reasonable possibility that in the near term, sufficient positive evidence may become available to allow us to reach a conclusion that a valuation allowance in a certain jurisdiction in Continental Europe will no longer be needed.

EARNINGS PER SHARE
    Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2021 was $0.61 and $1.51, respectively, compared to earnings per share of $0.72 and $0.61 for the three and nine months ended September 30, 2020, respectively. Diluted earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2021 was $0.60 and $1.49, respectively, compared to diluted earnings per share of $0.71 and $0.61 for the three and nine months ended September 30, 2020, respectively.
    Basic and diluted earnings per share for the three months ended September 30, 2021 included a negative impact of $0.04 from the amortization of acquired intangibles, a positive impact of $0.01 from restructuring charges, a negative impact of $0.01 from net losses on sales of businesses and the classification of certain assets as held for sale and a positive impact of $0.01 from the deconsolidation of a previously consolidated entity.
    Basic and diluted earnings per share for the nine months ended September 30, 2021 included a negative impact of $0.13 from the amortization of acquired intangibles, a positive impact of $0.01 from restructuring charges, a negative impact of $0.04 from net losses on sales of businesses and the classification of certain assets as held for sale, a positive impact of $0.01 from the deconsolidation of a previously consolidated entity and a negative impact of $0.14 from the loss on early extinguishment of debt.
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

Segment Results of Operations – Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2021: IAN and DXTRA. We also report results for the “Corporate and Other” group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN
Net Revenue

		Components of Change				Change
	Three months ended September 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2021	Organic	Total
Consolidated	$1,685.5	$18.5	$(3.6)	$242.3	$1,942.7	14.4%	15.3%
Domestic	1,093.8	—	0.0	148.5	1,242.3	13.6%	13.6%
International	591.7	18.5	(3.6)	93.8	700.4	15.9%	18.4%
The organic increase during the third quarter of 2021 was driven by net higher spending from existing clients across nearly all sectors, most notably in the healthcare, technology and telecom, retail and auto and transportation sectors, which also each increased due to net client wins. The 13.6% organic increase during the third quarter of 2021 in our domestic market was driven by growth across all disciplines, most notably in our advertising and media businesses. In our international markets, the 15.9% organic increase was driven by strong performance at our media and advertising businesses as well as our digital project-based offerings throughout all geographic regions.

		Components of Change				Change
	Nine months ended September 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2021	Organic	Total
Consolidated	$4,935.7	$89.9	$(14.7)	$620.4	$5,631.3	12.6%	14.1%
Domestic	3,254.1	0.0	(8.1)	335.1	3,581.1	10.3%	10.0%
International	1,681.6	89.9	(6.6)	285.3	2,050.2	17.0%	21.9%
The organic increase during the first nine months of 2021 was mainly attributable to a combination of higher spending from existing clients and net client wins in the healthcare, retail, auto and transportation, and technology and telecom sectors. The organic increases during the first nine months of 2021 in our domestic market of 10.3% and our international market of 17.0% were primarily driven by factors similar to those noted above for the third quarter of 2021.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Segment EBITA [1]	$352.0	$260.0	35.4%	$989.2	$459.4	>100%
Segment EBITA margin on net revenue [1]	18.1%	15.4%		17.6%	9.3%

1 Segment EBITA and Segment EBITA margin on net revenue include restructuring charges of $(0.6) and $0.0 in the three and nine months ended September 30, 2021, respectively, and restructuring charges of $24.9 and $93.7 in the three and nine months ended September 30, 2020, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin expanded during the third quarter of 2021 compared to the prior-year period, as the increase in net revenue, as discussed above, outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. Net revenue growth of 15.3% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increased performance-based employee compensation expense and increased temporary labor expense supporting our revenue growth, which is partially offset by leverage in base salaries, benefits and payroll tax expenses. Office and other direct expense decreased mainly due to lower bad debt expense and a reduction in year-over-year contingent acquisition obligations, as well as savings on occupancy expense as a result of our real estate restructuring actions taken in 2020. During the third quarter of 2021, segment EBITA included restructuring charges of $(0.6) compared to restructuring charges of $24.9 during the third quarter of 2020.
Segment EBITA margin increased during the first nine months of 2021 when compared to the prior-year period, as the increase in net revenue, as discussed above, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Net revenue growth of 14.1% outpaced the increase in salaries and related expenses as compared to the prior year period primarily driven by leverage in base salaries, benefits and tax that includes the benefit of initiatives taken in 2020. Office and other direct expenses decreased mainly due to factors similar to those noted above for the third quarter of 2021 in addition to a decrease in travel and entertainment expenses. During the first nine months

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

of 2021, segment EBITA included restructuring charges of $0.0, compared to restructuring charges of $93.7 during the first nine months of 2020.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 2.1% and 2.2% during the third quarter and first nine months of 2021, respectively, which decreased compared to the prior-year periods.
DXTRA
Net Revenue

		Components of Change				Change
	Three months ended September 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2021	Organic	Total
Consolidated	$269.1	$3.9	$(4.0)	$50.0	$319.0	18.6%	18.5%
Domestic	179.6	—	(1.4)	38.8	217.0	21.6%	20.8%
International	89.5	3.9	(2.6)	11.2	102.0	12.5%	14.0%
The organic increase during the third quarter of 2021 was mainly attributable to net higher spending from existing clients in the auto and transportation, food and beverage and consumer goods sectors. The organic increase during the third quarter of 2021 in our domestic market was driven by revenue increases across all disciplines, most notably at our public relations agencies and experiential and sports marketing businesses. In our international market, the organic increase was driven by growth across all disciplines, most notably in the United Kingdom and Continental Europe regions.

		Components of Change				Change
	Nine months ended September 30, 2020	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2021	Organic	Total
Consolidated	$844.4	$19.9	$(12.3)	$75.7	$927.7	9.0%	9.9%
Domestic	566.5	—	(5.5)	62.5	623.5	11.0%	10.1%
International	277.9	19.9	(6.8)	13.2	304.2	4.7%	9.5%
The organic increase during the first nine months of 2021 was mainly attributable to net higher spending from existing clients in the auto and transportation and food and beverage sectors. The organic increase during the first nine months of 2021 in both our domestic and international markets were driven by the factors similar to those noted above for the third quarter of 2021.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Segment EBITA [1]	$53.3	$25.9	>100%	$148.4	$21.9	>100%
Segment EBITA margin on net revenue [1]	16.7%	9.6%		16.0%	2.6%

1 Segment EBITA and Segment EBITA margin on net revenue include restructuring charges of $(0.6) and $(0.1) in the three and nine months ended September 30, 2021, respectively and restructuring charges of $17.2 and $53.9 in the three and nine months ended September 30, 2020, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin increased during the third quarter of 2021 compared to the prior-year period, as net revenue increased, as discussed above, and our operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased. Net revenue growth of 18.5% was outpaced by the increase in salaries and related expenses, as compared to the prior-year period, primarily driven by increased performance-based employee compensation expense and increased temporary labor expense supporting our revenue growth, which is partially offset by leverage in base salaries, benefits and payroll tax expenses. Additionally, incentive expense increased primarily related to better-than-projected financial performance. Office and other direct expense decreased mainly due to a reduction in the year-over-year change in contingent acquisition obligations, as well as savings on occupancy expense as a result of our real estate restructuring actions taken in 2020. During the third quarter of 2021, segment EBITA included restructuring charges of $(0.6) compared to restructuring charges of $17.2 during the third quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA margin increased during the first nine months of 2021 when compared to the prior-year period, as net revenue increased 9.9% while operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased. Net revenue growth outpaced the increase in salaries and related expenses as compared to the prior year period, mainly due to leverage in base salaries, benefits and tax that includes the benefit of initiatives taken during 2020. Office and other direct expenses decreased mainly due to factors similar to those noted above for the third quarter of 2021, in addition to a decrease in new business and promotion expenses and travel and entertainment expense. During the first nine months of 2021, segment EBITA included restructuring charges of $(0.1) compared to the restructuring charges of $53.9 during the first nine months of 2020.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue was 1.3% during the third quarter and first nine months of 2021, which decreased as compared to the prior-year periods.
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
During the third quarter of 2021, Corporate and Other expenses increased by $16.3 to $32.3 compared to the prior-year period, primarily due to increases in performance-based incentive compensation expense and employee insurance expense. During the first nine months of 2021, Corporate and Other expenses increased by $42.1 to $94.0 compared to the prior-year period, primarily attributable to factors similar to those noted for the third quarter of 2021 in addition to an increase in base salaries as the prior year benefited from temporary cost saving actions that have since unwound as well as higher other office and other direct expenses.
During both the third quarter and first nine months of 2021, Corporate and Other expense included $(2.3) of restructuring charges, compared to $5.2 and $12.3 of restructuring charges during the third quarter and first nine months of 2020.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2021	2020
Net income, adjusted to reconcile to net cash provided by operating activities [1]	$999.0	$727.7
Net cash used in working capital [2]	(315.7)	(259.7)
Changes in other assets and liabilities using cash	(74.7)	(142.9)
Net cash provided by operating activities	$608.6	$325.1
Net cash used in investing activities	(115.1)	(132.5)
Net cash (used in) provided by financing activities	(467.8)	262.3

1Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, loss on early extinguishment of debt, amortization of restricted stock and other non-cash compensation, deferred income taxes, net losses on sales of businesses, provision for uncollectible receivables, and non-cash restructuring charges.
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
Net cash provided by operating activities during the first nine months of 2021 was $608.6, which was an increase of $283.5 as compared to the first nine months of 2020, primarily due to our increase in net income, partially offset by an increase in working capital usage of $56.0. Working capital was impacted by the spending levels of our clients and was primarily attributable to our media business.
Investing Activities
Net cash used in investing activities during the first nine months of 2021 was $115.1, which was a decrease of $17.4 as compared to the first nine months of 2020, primarily due to an increase in capital expenditures and the impact of the deconsolidation of a subsidiary, partially offset by an increase in net proceeds from investments. The payments for capital expenditures were $123.4 and $112.0 in the first nine months of 2021 and 2020, respectively and consisted primarily of increases in computer hardware.
Financing Activities
Net cash used in financing activities during the first nine months of 2021 was $467.8, primarily driven by payment for the early extinguishment of long-term debt of $1,066.8 in the first quarter of 2021 and the payment of common stock dividends of $321.4, partially offset by the net proceeds of $998.1 from the issuance of our $500.0 aggregate principal amount of 2.400% unsecured senior notes due 2031 (the "2.400% Senior Notes") and $500.0 aggregate principal amount of 3.375% unsecured senior notes due 2041 in the first quarter of 2021. See Note 3 in Item 1, Financial Statements, for further information.
Net cash provided by financing activities during the first nine months of 2020 was primarily driven by the net proceeds of $646.2 from the issuance of our 4.750% unsecured senior notes due 2030, partially offset by the payment of common stock dividends of $298.6.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $40.3 during the first nine months of 2021. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Euro and Australian Dollar as of September 30, 2021 as compared to December 31, 2020.
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
Notable funding requirements include:
•Debt service – Our 3.750% unsecured senior notes in aggregate principal amount of $500.0 matured on October 1, 2021. We used cash on hand to fund the principal repayment. As of September 30, 2021, we had outstanding short-term borrowings of $44.1 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.
•Acquisitions – We paid deferred payments of $67.1 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first nine months of 2021. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $16.0 over the next twelve months related to all completed acquisitions as of September 30, 2021. We may also be required to pay approximately $24.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first nine months of 2021, we paid a quarterly cash dividend of $0.270 per share on our common stock, which corresponded to an aggregate dividend payment of $321.4. Assuming we pay a quarterly dividend of $0.270 per share, and there is no significant change in the number of outstanding shares as of September 30, 2021, we would expect to pay approximately $425.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors and will depend upon factors such as our earnings, financial position and cash requirements.
•Restructuring – All restructuring charges were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. Restructuring charges of ($2.4) during the first nine months of 2021 are adjustments to the actions taken in 2020. As of September 30, 2021, our remaining liability related to restructuring actions was $12.8.
Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases will be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of September 30, 2021, $338.4, excluding fees, remains available for repurchase under the share repurchase programs authorized in previous years, which have no expiration date.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. The Credit Agreement is a revolving facility, expiring in November 2024, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2021, there were no borrowings under the Credit Agreement; however, we had $10.7 of letters of credit under the Credit Agreement, which reduced our total availability to $1,489.3.
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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2021. The Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, and (ii) limit subsidiary debt. The financial covenant in the Credit Agreement requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. The table below sets forth the financial covenant in effect as of September 30, 2021.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	September 30, 2021	Credit Agreement EBITDA Reconciliation	September 30, 2021
Leverage ratio (not greater than) [1,2]	3.50x	Net income available to IPG common stockholders	$707.2
Actual leverage ratio	2.01x	Non-operating adjustments [3]	495.1
		Operating income	1,202.3
		Add:
		Depreciation and amortization	387.1
		Other non-cash charges reducing operating income	131.6
		Credit Agreement EBITDA [1]	$1,721.0

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement) for the four quarters then ended.
2Pursuant to Amendment No.1 to the Credit Agreement, our maximum leverage ratio decreased from 4.25x to 3.50x as of the quarter ended September 30, 2021.
3Includes adjustments of the following items from our Consolidated Statements of Operations: provision for income taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, and net (income) loss attributable to non-controlling interests.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2021, the Company had uncommitted lines of credit in an aggregate amount of $951.4, under which we had outstanding borrowings of $44.1 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2021 was $72.2 with weighted-average interest rate of approximately 2.8%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2021, there was no commercial paper activity, and as of September 30, 2021, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2021, the amount netted was $2,685.4.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our debt credit ratings as of October 15, 2021, are listed below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for (Benefit of) Income Taxes, Total (Expenses) and Other Income, Equity in Net Income (Loss) of Unconsolidated Affiliates, Net (Income) Loss Attributable to Non-controlling Interests and Amortization of Acquired Intangibles, which we refer to as “Adjusted EBITA”.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income:

•Total (Expense) and Other Income, Provision for (Benefit of) Income Taxes, Equity in Net Income (Loss) of Unconsolidated Affiliates and Net (Income) Loss Attributable to Non-controlling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Revenue	$2,261.7	$1,954.6	$6,559.0	$5,780.1

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$239.9	$279.7	$594.9	$238.8

Add Back:
Provision for (benefit of) income taxes	73.9	(86.3)	184.4	(50.1)
Subtract:
Total (expenses) and other income	(33.2)	(56.0)	(190.1)	(177.3)
Equity in net income (loss) of unconsolidated affiliates	0.2	(0.4)	0.4	(0.6)
Net (income) loss attributable to non-controlling interests	(4.7)	1.2	(9.9)	1.6
Operating Income [1]	351.5	248.6	978.9	365.0
Add Back:
Amortization of acquired intangibles	21.5	21.3	64.7	64.4
Adjusted EBITA [1]	$373.0	$269.9	$1,043.6	$429.4
Adjusted EBITA Margin on Net Revenue	16.5%	13.8%	15.9%	7.4%

1 Calculations include restructuring charges of $(3.5) and $(2.4) for the three and nine months ended September 30, 2021 and $47.3 and $159.9 for the three and nine months ended September 30, 2020, respectively. See “Restructuring Charges” in this MD&A and Note 7 in Item 1, Financial Statements, for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the third quarter of 2021. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2021 and December 31, 2020, approximately 98% and 97%, respectively, of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2020 Annual Report on Form 10-K (the “2020 Annual Report”), which could materially affect our business, financial condition or future results. In the third quarter of 2021, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2020 Annual Report. The risks described in our 2020 Annual Report, which include the impacts from the COVID-19 pandemic on the Company’s business, financial condition and results of operations, are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from July 1, 2021 to September 30, 2021:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	13,771	$35.11	—	$338,421,933
August 1 - 31	8,489	$36.68	—	$338,421,933
September 1 - 30	841	$37.21	—	$338,421,933
Total	23,101	$35.76	—

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

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: October 26, 2021

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 26, 2021