Form 10-K
period 2021-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2022-02-22
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2021, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $12.8 billion. The number of shares of the registrant’s common stock outstanding as of February 15, 2022 was 393,959,960.

DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2022 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of the Board of Directors,” “Audit Committee Report,” “Delinquent Section 16(a) Reports,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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
•the impacts of the COVID-19 pandemic, including unanticipated developments like the emergence of new coronavirus variants or any shortfalls in vaccination efforts, and associated mitigation measures such as social distancing efforts and restrictions on businesses, social activities and travel on the economy, our clients and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
•our ability to attract new clients and retain existing clients;
•our ability to retain and attract key employees;
•risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a challenging economy;
•potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;
•risks associated with the effects of global, national and regional economic and political conditions, including counterparty risks and fluctuations in interest rates, inflation rates and currency exchange rates;
•developments from changes in the regulatory and legal environment for advertising and marketing services companies around the world, including laws and regulations related to data protection and consumer privacy;
•the impact on our operations of general or directed cybersecurity events; and
•failure to fully realize the anticipated benefits of our 2020 restructuring actions and other cost-saving initiatives.
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

About Us
We are one of the world’s premier global advertising and marketing services companies. With approximately 55,600 employees and operations in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations, specialized communications disciplines and data management. Our agencies create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With operations in over 100 countries, we can operate in a single region or deliver global integrated programs.
The role of our holding company is to provide resources and support to ensure that our agencies can best meet clients’ needs and to facilitate collaborative client service among our agencies. Based in New York City, our holding company sets company-wide financial objectives and corporate strategy, establishes financial management and operational controls, guides personnel policy, directs collaborative inter-agency programs, conducts investor relations, manages environmental, social and governance (ESG) programs, provides enterprise risk management and oversees mergers and acquisitions. In addition, we provide certain centralized functional services that offer our companies operational efficiencies, including accounting and finance, executive compensation management and recruitment assistance, employee benefits, marketing information retrieval and analysis, internal audit, legal services, real estate expertise and travel services.

Our Brands
Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global creative networks: McCann Worldgroup, Foote, Cone & Belding ("FCB") and MullenLowe Group, which provide integrated, large-scale advertising and marketing solutions for clients. Our Media, Data and Technology offerings are comprised of Mediabrands' global media services, Acxiom's data and technology capabilities, Kinesso's data-driven marketing solutions, and Matterkind, an innovative media investment offering. We also have a range of best-in-class global specialized communications assets as well as premier domestic integrated and global digital agencies that are industry leaders.
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
•McCann Worldgroup is a leading global marketing solutions network united across 100+ countries by a single vision: to help brands play a meaningful role in people's lives. The network is comprised of McCann (advertising), MRM (science/technology/relationship marketing), Momentum Worldwide (total brand experience), and CRAFT (production). McCann is aligned with our marketing services agencies including Weber Shandwick (public relations) and FutureBrand (consulting/design).

•FCB is a global marketing communications company, named the Global Network of the Year at the Cannes Festival of Creativity in 2020/2021. Based on an understanding of diversified markets and cultures, FCB focuses on creating “Never Finished” ideas for clients that reflect each brand’s past and anticipate its future. FCB also offers a range of best-in-class, integrated and specialist marketing capabilities: shopper-first agency FCB/RED; experiential agency FCBX; production studios Lord + Thomas and FuelContent; CRM agency FCB/SIX; and digital agency New Honor Society.
•Launched in 2021, IPG Health is home to FCB Health and McCann Health, two of the world’s most awarded health marketing agencies, and includes multiple specialized units. In aligning two of the industry’s more recognized agencies, each company is able to deliver a more comprehensive suite of services and comprehensive global reach to healthcare clients. IPG Health sits at the nexus of creativity, digital channels, technology, and data, ready to help clients accelerate their business and impact on lives around the world. The healthcare marketing agencies continue to partner with IPG’s global creative networks, as well as the broader portfolio of media and marketing services providers, using IPG’s collaborative open architecture model.
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
•Our IPG DXTRA group is a global collective of 27 marketing specialty brands, anchored across Weber Shandwick, Golin, Octagon, Jack Morton and FutureBrand. IPG DXTRA companies bring together unique combinations of in-demand skills and expertise for clients, including experiential, public relations, crisis and issues management, sponsorships, innovation, brand, influencer, digital, social and analytics in categories as diverse as sports, healthcare, entertainment, CPG, luxury, tech and financial services. DXTRA has exceptional global marketing specialists across a range of disciplines, including industry-leading public relations agencies such as Weber Shandwick, Golin, DeVries Global, and Current Global have expertise in every significant area of communication management. Jack Morton is a global brand experience agency, and FutureBrand is a leading brand consultancy. Octagon is a global sports, entertainment and lifestyle marketing agency.
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

Market Strategy
We operate in a media, consumer and technology ecosystem that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative, strategic and technology talent in areas including fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
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

Together, these steps have built a culture of strategic creativity and high performance across IPG. Despite the challenges faced by our industry, clients and workforce, in 2021, we once again delivered strong growth, maintaining our position as the growth leader over multi-year periods among global advertising and marketing companies. This result demonstrates the continued competitiveness of our offerings, the value of our long-term strategy, and the strength of our culture, which is especially significant during unprecedented times.
In 2021, IPG was named Holding Company of the Year at the NY Festivals Advertising Awards, Most Effective Holding Company at the U.S. Effie Awards, and Creative Holding Company of the Year at The One Club. In addition, IPG was included in the Bloomberg Gender-Equality Index for a second year, and was named to the HRC Corporate Equality Index for the twelfth year.
Data-fueled Offerings
IPG has incorporated data expertise into the core of the Company, as reflected most clearly in our acquisition in 2018 and subsequent integration of Acxiom, a leading enterprise data management company. Understanding data and its power is critical to the current and future success of our Company and our clients. We believe an ethical and conscious approach to data that respects consumer privacy will continue to be crucial as we navigate increased regulation in the digital media space.
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
We began our formal programs over a decade ago. Since then, IPG has seen notable improvements in the diversity of our workforce, and further progress is a management priority. In 2020, IPG became the first advertising holding company to release race and gender composition of its leadership based on its EEO-1 report, and we released our updated report in 2021. We believe that an environment that encourages respect and trust is key to a creative business like ours, and that a competitive advantage comes with having a variety of perspectives and beliefs in our workforce.
Emerging Economies and Strategic Regions
We continue to invest and expand our presence in emerging and strategic geographic regions. Over the last decade, we have made significant investments in important developing markets such as Brazil, India and China, further strengthening our position in these important developing markets. Our operations in India, for example, are best-in-class, and we will continue to invest in partnerships and talent in this key market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among that region's premier marketing services companies. MCN is headquartered in Dubai, with offices across 12 countries. In China, where we operate with most of our global networks and across the full spectrum of marketing services, we continue to invest organically in the talent of our agency brands and opportunistically acquire specialty offerings. Additional areas of investment include key strategic markets in North America, the United Kingdom, Europe, Asia Pacific, Latin America and Africa.
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
As of December 31, 2021, we employed approximately 55,600 people, of which approximately 23,300 were employed in the United States.

As of December 31, 2021
Total	55,600
Domestic	23,300
International	32,300
United Kingdom	5,100
Continental Europe	6,400
Asia Pacific	9,900
Latin America	6,700
Other	4,200

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
Environmental Sustainability Initiatives
Interpublic is committed to operating sustainably. On the environmental front, this commitment includes measuring our carbon footprint and working toward limiting that footprint. We plan to continue to report regularly on our greenhouse gas emissions, eliminate as much carbon as possible from our operations and offset emissions where we cannot eliminate them.
To further its environmental goals, the Company plans to limit carbon emissions and manage water usage and reduce waste by focusing on several areas:
•using energy and water more efficiently,
•managing travel efficiently,
•employing green building practices in our real estate holdings,
•tracking progress on sustainability metrics, and
•expanding recycling programs.
In June 2021, Interpublic announced that as part of its commitment to environmental sustainability, the Company is moving forward on an ambitious climate action plan that consists of three simultaneous quantitative goals:
•Science-Based Targets: The Company committed to set an emissions reduction target in line with limiting global temperature rise to 1.5 degrees Celsius through the Science Based Targets initiative (SBTi). This commitment also makes Interpublic a signatory to the Business Ambition for 1.5°C and a member of the United Nations-backed Race to Zero campaign.
•Renewable Electricity: The Company also committed to sourcing 100% renewable electricity by 2030 for its entire portfolio.
•Net-Zero Carbon Emissions: Additionally, the Company formally joined The Climate Pledge, a commitment to reaching net-zero carbon across our business by 2040.
As part of our sustainability efforts and to record our commitments and progress, we currently report annually on our energy use and greenhouse gas emissions, which we began measuring in 2015, with an eye toward reducing both, into several platforms, including the Global Reporting Initiative (“GRI”), the CDP (formerly the Carbon Disclosure Project) and the Sustainability Accounting Standards Board (“SASB”).
In our 2020 GRI report, IPG, for the first time, reported the operational emissions (scope one and scope two emissions) across its entire global portfolio. In 2021, we expanded our assessment of and reporting on scope three emissions to account for and work on reducing impacts throughout the Company’s entire value chain.
We have responded to the annual CDP Climate Change survey for over a decade. In 2021, we published our first SASB report in alignment with SASB’s Advertising & Marketing Sustainability Accounting Standard.
As part of its sustainability efforts, IPG supports numerous community-based organizations and is actively involved in partnerships that bring together companies to advance diversity, equity and inclusion, and climate action. Among these, IPG is a founding member of AdGreen, a trade organization with a goal of supporting the advertising industry as it moves toward a net-zero carbon future for advertising production. We are also an active supporter of the U.N. Sustainable Development Goals (SDGs), 17 global goals adopted by the United Nations General Assembly as part of its 2030 Agenda for Sustainable Development. We have specifically adopted SDG #6: Access to water and sanitation for all.
In recognition of our commitment to and implementation of sustainable business practices, IPG is listed on several ESG-related indices. For the second year, IPG has been included on the Dow Jones Sustainability Index (DJSI) North America. The DJSI North America scores and ranks the ESG performance of the 600 largest U.S. and Canadian companies; the top 20% of sustainability performers are listed on the Index. IPG is the only advertising holding company on the Index. IPG was also listed on the S&P 500 ESG and the S&P Global 1200 ESG, two S&P indices that recognize companies’ work in the ESG space. The Company is also included on the FTSE4Good Index, which identifies companies that demonstrate strong ESG practices measured against international standards.
Our latest GRI report, SASB report and CDP response are available on the “Sustainability Reporting and Disclosures” page of our website, www.interpublic.com. Information on our website is not part of this report.

Impact of COVID-19

In March 2020, the World Health Organization categorized the disease caused by the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world, particularly in recent months with the impact of the Omicron variant of the COVID-19 virus identified in the fourth quarter of 2021. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as business closures and limits on operations, the adoption of social distancing measures and public and private mandates to work-from-home, stay-at-home and shelter-in-place, in particular in the early months of the pandemic, adversely impacted our business and demand for our services as some businesses adjusted, reduced or suspended operating activities, which negatively impacted the markets we serve and our results of operations, cash flows and financial position throughout 2020. In 2021, despite the economic and health impacts from the spread of the Delta and Omicron variants of the COVID-19 virus, we positively benefited from the effects of robust economic recovery in many of our principal markets as vaccination efforts took hold and the overall public health situation improved in many markets. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The future course of the pandemic is unpredictable, and the extent of its impact on our business will vary depending on the duration and severity of the continuing economic and operational impacts of COVID-19. The impact of the variants identified in 2021 and the pace of improvements in health and economic conditions has not been uniform across all geographies and could be threatened by such factors as the continued spread of the Omicron or other variants to the COVID-19 virus and limitations on the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.
At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, within days, 95 percent of our global workforce had moved to a remote work environment. Prior to the rapid spread of the Omicron variant in the fourth quarter of 2021, a significant portion of our workforce had begun to return to the office at least part of the time, although much of our worldwide workforce continues to work from home. We recognized the importance of regular communication to reassure employees and to keep them updated on our plans as the pandemic continues to unfold. We have adopted an approach of “organized flexibility” and continue to adjust our policies and practices to facilitate the new working environments and take into account the need of many employees to work during non-traditional hours and juggle home lives and work responsibilities.
We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives to align our expenses with changes in revenue. The steps we took in 2020 across our agencies and corporate group included deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions and furloughs and salary reductions, including voluntary salary reductions for our senior corporate management team. These actions were discontinued in 2021 as revenue growth returned.
In 2020, the Company also took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. Most of these actions were based on our experience and learning in the COVID-19 pandemic and a resulting review of our operations. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world.
We discuss these restructuring actions as well as steps to strengthen our financial position that we undertook in 2020 in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Financial Objectives
Our financial goals include competitive organic net revenue growth and expansion of Adjusted EBITA margin, as defined and discussed within the Non-GAAP Financial Measure section of the MD&A, which we expect will further strengthen our balance sheet and total liquidity and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term value to all of our shareholders.
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

Effective January 1, 2022, the Company completed a managerial and operational review and has undertaken several organizational initiatives. As a result of these modifications, we will be changing our reportable segments beginning with our Form 10-Q filing for the first quarter of fiscal 2022 to include three reportable segments. Prior period segment information will be recast to reflect our new reportable segments. Our new reportable segment disclosures will reflect our revised organizational alignment as well as the manner in which we will manage our business.
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
Our revenue is typically lowest in the first quarter and highest in the fourth quarter.

	Consolidated Total Revenues for the Three Months Ended
	2021		2020		2019
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$2,257.0	22.0%	$2,359.8	26.0%	$2,361.2	23.0%
June 30	2,509.6	24.6%	2,025.7	22.4%	2,520.2	24.7%
September 30	2,542.0	24.8%	2,125.5	23.5%	2,438.1	23.9%
December 31	2,932.1	28.6%	2,550.0	28.1%	2,901.8	28.4%
	$10,240.7		$9,061.0		$10,221.3

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on net revenue accounted for approximately 20% of net revenue in 2021 and 20% in 2020. Our largest client accounted for approximately 4% and 3% of net revenue in 2021 and 2020, respectively. Based on net revenue for the year ended December 31, 2021, our largest client sectors (in alphabetical order) were financial services, healthcare, and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may change its marketing budget at any time.
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
Governments, government agencies and industry self-regulatory bodies have adopted laws, regulations and standards, and judicial bodies have issued rulings, that directly or indirectly affect the form and content of advertising, public relations and other marketing activities we produce or conduct on behalf of our clients. These laws, regulations and other actions include content-related rules with respect to specific products and services, restrictions on media scheduling and placement, required disclosures regarding influencers and other endorsers and labeling or warning requirements with respect to certain products, for example pharmaceuticals, alcoholic beverages, tobacco products, and food and nutritional supplements. We are also subject to rules related to marketing directed to certain groups, such as children.
Digital marketing services are a dynamic and growing sector of our business. Our service offerings in this area are covered by laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations, including data shared between countries or regions in which we operate. While we maintain policies and operational procedures to promote effective privacy protection and data management, existing and proposed laws and regulations in this area, such as the General Data Protection Regulation (“GDPR”) in the European Union, the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Colorado Privacy Act and the Virginia Consumer Data Protection Act in the United States and other different forms of privacy legislation enacted or under consideration across the markets in which we operate, can impact the development, efficacy and profitability of internet-based and other digital marketing. Limitations on the scheduling, content or delivery of direct marketing activities can likewise impact the activities of our agencies offering those services.
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
Our Corporate Governance Guidelines, Interpublic Group Code of Conduct, Supplier Code of Conduct and the charters for each of the Audit Committee, Compensation and Leadership Talent Committee, and Corporate Governance and Social Responsibility Committee are available, free of charge, on our website at www.interpublic.com in the "Corporate Governance" subsection of the "About" section. Information on our website is not part of this report.

Executive Officers of IPG

Name	Age	Office
Philippe Krakowsky	59	Chief Executive Officer
Ellen Johnson	56	Executive Vice President and Chief Financial Officer
Andrew Bonzani	58	Executive Vice President and General Counsel
Christopher F. Carroll	55	Senior Vice President, Controller and Chief Accounting Officer

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
Risks Related to the Global Market and the Economy
•The continuing impact of the COVID-19 pandemic is highly uncertain and cannot be predicted and may adversely impact our business, financial condition and results of operations.
The continuing global reach of COVID-19, including the emergence of new variants of the virus, has created significant worldwide operational volatility, uncertainty and disruption. The COVID-19 pandemic adversely impacted our business, financial condition and results of operations, particularly in the early months of the pandemic, and the extent of the continuing impact will depend on numerous evolving factors, which are highly uncertain, rapidly changing and unpredictable, including:
•the duration, severity and scope of the pandemic, including as new variants emerge and spread;
•governmental, business and individual actions that may be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, and stay-at-home mandates and business shut-downs;
•the effectiveness and timing of COVID-19 vaccination campaigns, or any perceived limitations of or setbacks in these efforts;
•the impact of the pandemic on the financial markets and economic activity generally;
•the impact of the pandemic on labor costs and supply;
•the effect of the pandemic on our clients and other business partners, including the impact of supply-chain disruptions;
•our ability to access usual sources of liquidity on reasonable terms;
•our ability to achieve the full benefits of the restructuring actions we took in 2020 and other cost-saving initiatives;
•our ability during the pandemic to provide our services, including those related to the health and wellbeing of our employees; and
•the ability of our clients to pay for our services during and following the pandemic if significant disruptions develop or continue.
The COVID-19 pandemic has significantly increased financial and economic volatility and uncertainty. Resulting downturns in the economy have had, and we expect will continue to have, a negative impact on many of our clients. Some clients, particularly in the early months of the pandemic, responded to weak or volatile economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services. In addition, many businesses adjusted, reduced or suspended operating activities, which negatively impacted certain of the markets or industries we serve. These patterns may recur in future periods, including as a result of pandemic developments such as the emergence of new virus variants that may be more transmissible, virulent or both. All of the foregoing has impacted, and will likely continue to impact, our business, financial condition, results of operations and forward-looking expectations.
Furthermore, modified processes, procedures and controls have been required to respond to the changes in our business environment as the majority of our employees have continued to work from home. The significant increase in remote working of our employees may exacerbate certain risks to our business, including the increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.
The potential effects of COVID-19 could also heighten the risks disclosed in many of our other risk factors that are included below, including as a result of, but not limited to, the factors listed above.
•Our results of operations are highly susceptible to unfavorable economic conditions.
We are exposed to risks associated with weak or uncertain regional or global economic conditions and disruption in the financial markets. Following the severe downturn in most markets following the outbreak of the COVID-19 pandemic, the global economy continues to be challenging. The recent emergence and spread of the Omicron variant of the COVID-19 coronavirus has negatively impacted economic growth prospects over upcoming periods. Economic downturns or uncertainty about the strength of the global economy generally, or economic conditions in certain regions or market sectors, and caution on the part of marketers, can have an effect on the demand for advertising and marketing communication services. In addition, market conditions can be and have been adversely affected by natural and human disruptions, such as natural disasters, public health crises, severe weather events, military conflict or civil unrest. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, including in connection with the outbreak of the COVID-19 pandemic, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions or other market disruptions that adversely affect client spending, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.
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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on net revenue accounted for approximately 20% of net revenue in 2021. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and factors which may be beyond our control. The COVID-19 pandemic has been characterized by an increase in labor costs, disruptions and turnover. Changes to U.S. or other immigration policies or travel restrictions imposed as a result of public health, political or security concerns that restrain the flow of professional talent may inhibit our ability to staff our offices or projects. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility and significant use of third-party or temporary workers to staff new, growing or temporary assignments. If we were to fail to attract key personnel or lose them to competitors or clients, or fail to manage our workforce effectively, our business and results of operations could be adversely affected.
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
We are a global business, with agencies operating in over 100 countries, including every significant world market. Operations outside the United States represent a significant portion of our net revenues, approximately 35% in 2021. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, large-scale local or regional public health crises, and other difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-corruption laws, including the FCPA and the U.K. Anti-Bribery Act (2010), which can be comprehensive, complex and stringent, in all jurisdictions where we operate, certain of which present heightened compliance challenges. Export controls and economic sanctions, such as those maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury, can impose limitations on our ability to operate in certain geographic regions or to seek or service certain potential clients. These restrictions can place us at a competitive disadvantage with respect to those competitors who may not be subject to comparable restrictions. Failure to comply or to implement business practices that sufficiently prevent corruption or violation of sanctions laws could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm.
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
Existing and proposed laws and regulations, in particular in the European Union, the United Kingdom and the United States, concerning user privacy, use and protection of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based, digital and targeted marketing. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. The European Union, for example, has recently tightened its rules on the transferability of data to the United States. Collection, processing, and storage of biometric identifiers has come under increasing regulation and is the subject of class action litigation. The costs of compliance with these laws and regulations may increase in the future as a result of the implementation of new laws or regulations, such as the GDPR and the CCPA/CPRA, or changes in interpretations of current ones, such as the interpretation of existing consumer protection laws as imposing restrictions on the online collection, storage and use of personal data. Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in significant penalties or legal liability.
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
Legislators, agencies and other governmental units may also continue to initiate proposals to ban the advertising of specific products, such as alcohol, tobacco or marijuana products, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues or results. Governmental action, including judicial rulings, on the relative responsibilities of clients and their marketing agencies for the content of their marketing can also impact our operations. Furthermore, we could suffer reputational risk as a result of governmental or legal action or from undertaking work that may be challenged by consumer groups or considered controversial, in poor taste or not conforming to contemporary social standards.
•We rely extensively on information technology systems and could face cybersecurity risks.
We rely extensively and increasingly on information technologies and infrastructure to manage our business (including the digital storage of marketing strategies and client information), develop new business opportunities and digital products, and process business transactions. Our business operations depend on the secure processing, storage, and transmission of confidential and sensitive information over the internet and through interconnected systems. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, phishing attacks and other attempts to gain access to confidential or personal data, denial of service or ransomware attacks or other malicious activities is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. We, our clients and our vendors are increasingly the target of hackers and other threat actors, denial of service attacks and malicious code, which can result in the unauthorized access, misuse, loss, or destruction of data (including confidential and sensitive data), unavailability of services and supply chain disruptions, or other adverse events.
Our business, which increasingly involves the collection, use and transmission of customer data, may make us and our agencies attractive targets for malicious third-party attempts to access this data. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. We utilize in-house and third-party services, including third-party “cloud” computing services, to perform key operational functions, including the storage, transfer or processing of data. System failures or network disruptions or breaches in such in-house or third-party systems could adversely affect our reputation or business. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our systems and the confidential and sensitive information we maintain and process. Despite our best efforts, however, the threat landscape is constantly evolving. A cybersecurity incident or data breach affecting the confidentiality, integrity, or availability of the information we process, our data systems, or those operated on our behalf by third-party service providers could adversely affect our ability to manage our risk exposure and could significantly harm our business. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase our potential vulnerability to such breakdowns, malicious intrusions or attacks.
Data privacy or cybersecurity breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personally identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. Any such breaches or breakdowns could result in a loss of our or our clients’ or vendors’ proprietary information, expose us to legal liability and be expensive to remedy. We consider the ethical treatment of data to be a business strength, and the damage to our reputation and business from any such breach could be significant and costly. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies and cyberattack techniques change frequently, or are not recognized until successful and efforts to overcome security measures become more sophisticated. We operate worldwide, and the legal rules governing data transfers are often complex, conflicting, unclear or ever-changing. Increased privacy and cybersecurity requirements may increase our operating costs and negatively impact our business.
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
While as a non–location–specific, non–manufacturing service business we have to date been sheltered from or able to mitigate many direct impacts from climate change and related laws and regulations, we are nevertheless increasingly impacted by the effects of climate change and laws and regulations related to other ESG concerns. We could also incur related costs indirectly through our clients or investors. Increasingly our clients request that we comply with their own social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us, and ESG issues are increasingly a focus of the investor community. In 2021, we committed to certain science-based emissions targets, the sourcing of 100% of our electricity needs from renewable sources by 2030 and the realization of net-zero carbon emissions by 2040. Some clients and investors may request that we commit to emissions targets and timeframes that may be more aggressive than the commitments we have already undertaken. Any setbacks in the feasibility or timing of the achievement of our commitments could result in reputational harm or damaged relationships with clients or consumers. The financial and operational costs of complying with ESG laws and regulations or achieving our ESG goals and related certification requirements could grow significantly in future years. If large shareholders were to reduce their ownership stakes in our Company as a result of dissatisfaction with our policies or efforts in this area, there could be negative impact on our stock price, and we could also suffer reputational harm. Further, if clients’ costs are adversely affected by climate change or related laws and regulations, this could negatively impact their spending on our advertising and marketing services. We could also face increased prices from our own suppliers that face climate change-related and other ESG costs and seek to pass on their increased costs to their customers.
Risks Related to Our Financial Condition and Results
•Our financial condition could be adversely affected if our available liquidity is insufficient.
Agency operating cash flows have a significant impact on our liquidity, and we maintain a commercial paper program, a committed corporate credit facility and uncommitted lines of credit to increase flexibility in support of our operating needs. If any of these sources were unavailable or insufficient, our liquidity and ability to adequately fund our operations could be adversely affected, and we could be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash in the capital markets, and there could be a negative impact on our credit ratings. We cannot assure you that we would be able to access any new sources of liquidity, including in the capital markets, on commercially reasonable terms or at all or, if accomplished, that we would raise sufficient funds to meet our needs.
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
As of December 31, 2021, we had substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $4.9 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see Critical Accounting Estimates in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Our financial results are exposed to exchange rate risk.
Because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the Argentine Peso, Brazilian Real, Japanese Yen and Columbian Peso fluctuations in exchange rates between the U.S. Dollar and such currencies may adversely affect our financial results.
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
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. In 2020, we took restructuring actions to lower our operating expenses based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations. These actions reduced our global real estate footprint by approximately 15% or 1,700,000 square feet. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information on our lease commitments and the discussion under “2020 Restructuring Plan” in our Item 7 MD&A for further detail on our 2020 restructuring actions.

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
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “IPG”. As of February 15, 2022, there were approximately 8,500 registered holders of our outstanding common stock.
We announced on February 10, 2022 that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.290 per share, payable on March 15, 2022 to holders of record as of the close of business on March 1, 2022. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.
Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2021 to December 31, 2021.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
October 1 - 31	11,406	$36.69	—	$338,421,933
November 1 - 30	3,435	$33.80	—	$338,421,933
December 1 - 31	62,971	$37.59	—	$338,421,933
Total	77,812	$37.29	—

1In February 2017, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock (the "2017 Share Repurchase Program"). In February 2018, the Board authorized a share repurchase program to repurchase from time to time up to $300.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2017 Share Repurchase Program. On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases would be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition, and no shares were repurchased pursuant to the share repurchase programs in the periods reflected.
On February 10, 2022, our Board reauthorized a program to repurchase, from time to time, up to $400.0 million of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements. This authorization has no expiration date.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2021 compared to 2020 and 2020 compared to 2019.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 17 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2021 or that have not yet been required to be implemented and may be applicable to our future operations.
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

EXECUTIVE SUMMARY
Our Business
We are one of the world’s premier global advertising and marketing services companies. With approximately 55,600 employees and operations in all major world markets, we help our clients’ businesses and brands thrive in a consumer economy increasingly defined by digital media, data and continuous change. At IPG, we combine the power of creativity with the benefits of technology, fueling our offerings with a deep understanding of audiences at the individual level, driven by ethical business practices. We have exceptionally talented people, across a balanced portfolio of strong agency brands, who together have set a standard for growth in our industry in recent years.
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
Impact of COVID-19
In March 2020, the World Health Organization categorized the disease caused by the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world, particularly in recent months with the impact of the Omicron variant of the COVID-19 virus identified in the fourth quarter of 2021. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as business closures and limits on operations, the adoption of social distancing measures and public and private mandates to work from home, stay at home and shelter in place, in particular in the early months of the pandemic, adversely impacted our business and demand for our services as some businesses adjusted, reduced or suspended operating activities, which negatively impacted the markets we serve and our results of operations, cash flows and financial position throughout 2020. In 2021, despite the economic and health impacts from the spread of the Delta and Omicron variants of the COVID-19 virus, we positively benefited from the effects of robust economic recovery in many of our principal markets as vaccination efforts took hold and the overall public health situation improved in many markets. We continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The future course of the pandemic is unpredictable, and the extent of its impact on our business will vary depending on the duration and severity of the continuing economic and operational impacts of COVID-19. The impact of the variants identified in 2021 and the pace of improvements in health and economic conditions has not been uniform across all geographies and could be threatened by such factors as the continued spread of the Omicron or other variants to the COVID-19 virus and limitations on the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.
At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, within days, 95 percent of our global workforce had moved to a remote work environment. Prior to the rapid spread of the Omicron variant in the fourth quarter of 2021, a significant portion of our workforce had begun to return to the office at least part of the time, although much of our worldwide workforce continues to work from home. We recognized the importance of regular communication to reassure employees and to keep them updated on our plans as the pandemic continues to unfold. We have adopted an approach of “organized flexibility” and continue to adjust our policies and practices to facilitate the new working environments and take into account the need of many employees to work during non-traditional hours and juggle home lives and work responsibilities.
We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives to align our expenses with changes in revenue. The steps we took in 2020 across our agencies and corporate group included deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions and furloughs and salary reductions, including voluntary salary reductions for our senior corporate management team. These actions were discontinued in 2021 as revenue growth returned.
In 2020, the Company also took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). Most of these actions were based on our experience and learning in the COVID-19 pandemic and a resulting review of our operations. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world.
Despite the economic effects of COVID-19 in 2021, we experienced robust growth throughout the year, driven in our domestic market by growth across all disciplines, most notably in our advertising and media businesses, and in our international markets, by double-digit organic growth in all geographic regions, bolstered by strong performance at our media and advertising businesses in addition to our digital project-based offerings. The emergence and rapid spread of the Omicron variant in the fourth quarter of 2021 did not have a significant negative impact on our growth in that quarter, though COVID-19 clouds the economic outlook for the first half of 2022. Prospects for continuing general economic recovery and improved financial performance as the year progresses will depend on the course of the pandemic and the efficacy of vaccination and other public health efforts both domestically and globally. Other macroeconomic risks to our performance in 2022 includes the extent of inflation of labor costs and potential for labor shortages, inflationary pressures on our clients and their customers, and the impact of continuing and unpredictable supply chain disruptions across the global economy. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.
In 2021, we took further steps to strengthen our financial position during this period of continued uncertainty, as discussed in more detail in Note 4 in Item 8, Financial Statements and Supplementary Data. On February 25, 2021, we issued $500.0 aggregate principal amount of 2.400% senior unsecured notes due 2031 (the “2.400% Senior Notes”) and $500.0 aggregate principal amount of 3.375% senior unsecured notes due 2041 (the “3.375% Senior Notes”). We applied the net proceeds of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
these offerings towards the redemption in March 2021 of all $250.0 in aggregate principal amount of our 4.000% unsecured senior notes due 2022 (the "4.000% Senior Notes"), all $500.0 in aggregate principal amount of our 3.750% unsecured senior notes due 2023 (the "3.750% Senior Notes") and $250.0 of the $500.0 in aggregate principal amount of the 4.200% unsecured senior notes due 2024 (the "4.200% Senior Notes"). We also used cash on hand to fund the repayment on maturity on October 1, 2021 of all $500.0 aggregate principal amount of our 3.750% unsecured senior notes due 2021. As a result of these steps, the remaining $250.0 aggregate principal amount of the 4.200% Senior Notes is the only senior debt we have outstanding that matures before 2028.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most favorably impacted our results during the year ended December 31, 2021 were the British Pound Sterling, the Euro, Australian Dollar and Canadian Dollar. The foreign currencies that most adversely impacted our results during the year ended December 31, 2021 were the Brazilian Real and Argentine Peso.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

The following table presents a summary of our financial performance for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,			Change
				2021 vs 2020	2020 vs 2019
Statement of Operations Data	2021	2020	2019	% Increase/ (Decrease)	% Increase/ (Decrease)
REVENUE:
Net revenue	$9,107.9	$8,064.5	$8,625.1	12.9%	(6.5)%
Billable expenses	1,132.8	996.5	1,596.2	13.7%	(37.6)%
Total revenue	$10,240.7	$9,061.0	$10,221.3	13.0%	(11.4)%

OPERATING INCOME [1]	$1,436.2	$588.4	$1,086.0	144.1%	(45.8)%

Adjusted EBITA [1,2]	$1,522.4	$674.3	$1,172.0	125.8%	(42.5)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$952.8	$351.1	$656.0

Earnings per share available to IPG common stockholders:
Basic [1]	$2.42	$0.90	$1.70
Diluted [1]	$2.39	$0.89	$1.68

Operating Ratios
Organic change in net revenue	11.9%	(4.8)%	3.3%

Operating margin on net revenue [1]	15.8%	7.3%	12.6%
Operating margin on total revenue [1]	14.0%	6.5%	10.6%

Adjusted EBITA margin on net revenue [1,2]	16.7%	8.4%	13.6%

Expenses as a % of net revenue:
Salaries and related expenses	65.6%	66.3%	64.6%
Office and other direct expenses	14.0%	17.0%	18.1%
Selling, general and administrative expenses	1.3%	0.7%	1.1%
Depreciation and amortization	3.1%	3.6%	3.2%
Restructuring charges [1]	0.1%	5.1%	0.4%

1In 2021, results include restructuring charges of $10.6. In 2020, results include restructuring charges of $413.8. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
2Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholder before provision for incomes taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to noncontrolling interests and amortization of acquired intangibles. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
Our organic net revenue increase of 11.9% for the year ended December 31, 2021 was driven by net higher spending from existing clients across all sectors, most notably in the healthcare, retail, auto and transportation, and technology and telecom sectors, which also each increased from net client wins. During the year ended December 31, 2021, our Adjusted EBITA margin on net revenue increased to 16.7% from 8.4% in the prior-year period as the increase in net revenue, discussed below in the “Results of Operations” section, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles.
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

	Year ended December 31, 2020	Components of Change			Year ended December 31, 2021	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$8,064.5	$115.2	$(34.9)	$963.1	$9,107.9	11.9%	12.9%
Domestic	5,211.4	0.0	(14.7)	566.4	5,763.1	10.9%	10.6%
International	2,853.1	115.2	(20.2)	396.7	3,344.8	13.9%	17.2%
United Kingdom	664.3	49.7	0.9	66.6	781.5	10.0%	17.6%
Continental Europe	683.6	27.4	(3.7)	92.4	799.7	13.5%	17.0%
Asia Pacific	710.5	23.1	(20.6)	78.4	791.4	11.0%	11.4%
Latin America	323.4	(9.8)	9.2	73.6	396.4	22.8%	22.6%
Other	471.3	24.8	(6.0)	85.7	575.8	18.2%	22.2%
The organic increase in our domestic market was primarily driven by growth across all disciplines, most notably in our advertising, media, public relations, and events and sports marketing businesses. In our international markets, the organic increase was primarily driven by strong performance at our media and advertising businesses and our digital project-based offerings across all geographic regions.

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
The organic decrease in our domestic market was primarily due to the impact of the pandemic on the economy at our sports and experiential marketing businesses, primarily due to sports and other event cancellations, and on our discretionary digital project-based offerings. The decreases were partially offset by growth at our advertising and media businesses. In our international markets, the organic decrease was primarily driven by the revenue declines at our advertising and sports and experiential marketing businesses and public relations agencies, primarily in the Asia Pacific and United Kingdom regions, as well as the revenue declines at our media businesses, primarily in the Continental Europe and Asia Pacific regions.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Salaries and Related Expenses

	Years ended December 31,			Change
				2021 vs 2020	2020 vs 2019
	2021	2020	2019	% Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and related expenses	$5,975.4	$5,345.0	$5,568.8	11.8%	(4.0)%

As a % of net revenue:
Salaries and related expenses	65.6%	66.3%	64.6%
Base salaries, benefits and tax	53.4%	55.9%	54.5%
Incentive expense	5.2%	3.8%	4.0%
Severance expense	0.9%	1.5%	0.6%
Temporary help	4.8%	3.8%	4.1%
All other salaries and related expenses	1.3%	1.3%	1.4%
Net revenue growth of 12.9% outpaced the increase in salaries and related expenses of 11.8% during the year ended December 31, 2021 as compared to the prior-year period. The ratio improvement was primarily driven by leverage in base salaries, benefits and tax that includes the benefit of initiatives taken during 2020, as well as lower severance expense, partially offset by increased performance-based employee incentive compensation expense as a result of strong operating performance, and increased temporary help expense.
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

Office and Other Direct Expenses

	Years ended December 31,			Change
				2021 vs 2020	2020 vs 2019
	2021	2020	2019	% Increase/ (Decrease)	% Increase/ (Decrease)
Office and other direct expenses	$1,279.6	$1,367.9	$1,564.1	(6.5)%	(12.5)%

As a % of net revenue:
Office and other direct expenses	14.0%	17.0%	18.1%
Occupancy expense	5.0%	6.2%	6.3%
All other office and other direct expenses [1]	9.0%	10.8%	11.8%

1Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by 6.5% compared to our net revenue increase of 12.9% during the year ended December 31, 2021 as compared to the prior-year period. The decrease in office and other direct expenses was related to savings on occupancy expense as a result of real estate restructuring actions taken in 2020, a reduction in the year-over-year change in contingent acquisition obligations, lower travel and entertainment expenses and lower bad debt expense attributable to an improved credit outlook over the course of the COVID-19 pandemic, partially offset by an increase in employee recruitment costs.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A as a percentage of net revenue increased to 1.3% in 2021 from 0.7% in the prior-year period, primarily due to increases in performance-based employee incentive compensation expense and base salaries, benefits and tax.
SG&A as a percentage of net revenue decreased to 0.7% in 2020 from 1.1% in the prior-year period, primarily attributable to decreases in employee insurance expense as well as lower incentive expense and a decrease in travel and entertainment expenses.
Depreciation and Amortization
Depreciation and amortization as a percentage of net revenue was 3.1% in 2021, 3.6% in 2020 and 3.2% in 2019. For the years ended December 31, 2021, 2020 and 2019, amortization of acquired intangibles was $86.2, $85.9 and $86.0, respectively.
Restructuring Charges

	Years ended December 31,
	2021[1]	2020	2019
Severance and termination costs	$0.4	$140.4	$22.0
Lease restructuring costs	6.3	256.0	11.9
Other restructuring costs	3.9	17.4	0.0
Total restructuring charges	$10.6	$413.8	$33.9

1The amounts for the year ended December 31, 2021 represents adjustments to the actions taken in 2020.
2020 Restructuring Plan
Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”).
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020 and were based on our experience and learning in the COVID-19 pandemic and a resulting review of our operations to address certain operating expenses such as occupancy expense and salaries and related expenses.
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2021
Severance and termination costs	$74.6	$0.4	$0.3	$65.3	$9.4
Lease impairment costs	0.0	6.3	6.3	0.0	0.0
Other restructuring costs	0.0	3.9	3.2	0.7	0.0
Total	$74.6	$10.6	$9.8	$66.0	$9.4
Our restructuring charges for the year ended December 31, 2021 totaled $10.6, consisting of adjustments to the Company's restructuring actions taken during 2020.
Net restructuring charges were comprised of $3.0 at IAN and $9.7 at DXTRA for the year ended December 31, 2021, which include non-cash lease impairment costs of $(0.7) and $7.1, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2020
Severance and termination costs	$140.4	$4.5	$61.3	$74.6
Lease impairment costs	256.0	256.0	0.0	0.0
Other	17.4	5.1	12.3	0.0
Total	$413.8	$265.6	$73.6	$74.6
Our charges for restructuring actions for the year ended December 31, 2020 totaled $413.8 and were designed to reduce our expenses, such as occupancy expense and salaries and related expenses, relative to our net revenue on an ongoing basis. These actions, taken during the second, third and fourth quarters of 2020, reduced our global real estate footprint by approximately 15% or 1,700,000 square feet and, further, downsized selected levels of management and staff with severance costs for 1,520 employees or approximately 3%. Of the total charges for the year ended December 31, 2020, $265.6, or 64%, is non-cash, mainly representing the impairment of right-of-use assets of operating leases.
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
2019 Restructuring Plan
In the first quarter of 2019, the Company implemented a cost initiative (the “2019 Plan”) to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018. All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions substantially completed by the end of the second quarter of 2019, with no additional adjustments in the third and fourth quarters of 2019. There were no additional adjustments made to the 2019 Plan in the years ended December 31, 2020 and December 31, 2021.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2021	2020	2019
Cash interest on debt obligations	$(168.0)	$(186.3)	$(188.3)
Non-cash interest	(5.1)	(5.9)	(11.0)
Interest expense	(173.1)	(192.2)	(199.3)
Interest income	29.7	29.5	34.5
Net interest expense	(143.4)	(162.7)	(164.8)
Other expense, net	(70.7)	(64.4)	(42.9)
Total (expenses) and other income	$(214.1)	$(227.1)	$(207.7)
Net Interest Expense
Net interest expense decreased by $19.3 in 2021 compared to a year ago, primarily attributable to decreased cash interest expense as a result of our $500.0 in aggregate principal amount 3.500% unsecured senior notes that matured in the fourth quarter of 2020. For 2020, net interest expense remained relatively flat as compared to the prior-year period.

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2021	2020	2019
Loss on early extinguishment of debt	$(74.0)	$0.0	$0.0
Net losses on sales of businesses	(19.4)	(67.0)	(43.4)
Other	22.7	2.6	0.5
Total other expense, net	$(70.7)	$(64.4)	$(42.9)

Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 in aggregate principal amount of our 4.000% Senior Notes, all $500.0 in aggregate principal amount of our 3.750% Senior Notes, and $250.0 of the $500.0 in aggregate principal amount of our 4.200% Senior Notes. See Note 4 in Item 8, Financial Statements and Supplementary Data for further information.
Net losses on sales of businesses – During 2021, 2020 and 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and DXTRA reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $13.3, $62.9 and $6.7 for the years ended 2021, 2020 and 2019, respectively, which is classified within the Other Investing Activities line in our Consolidated Statements of Cash Flows in Item 8, Financial Statements and Supplementary Data.
Other – During 2021, the majority of the amounts recognized were related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest, and pension and postretirement costs. During 2020, the amounts recognized were primarily a result of gains on remeasurement of equity interests arising from a change in ownership. During 2019, the amounts recognized were primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment.

INCOME TAXES

	Years ended December 31,
	2021	2020	2019
Income before income taxes	$1,222.1	$361.3	$878.3
Provision for income taxes	$251.8	$8.0	$204.8
Effective income tax rate	20.6%	2.2%	23.3%

Effective Tax Rate
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income.
In 2021, our effective income tax rate of 20.6% was positively impacted by the reversal of valuation allowances primarily in Continental Europe. This was partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit.
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
See Note 9 in Item 8, Financial Statements and Supplementary Data for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2021, 2020 and 2019 were $2.42, $0.90 and $1.70 per share, respectively. Diluted earnings per share available to IPG common stockholders for the years ended December 31, 2021, 2020 and 2019 were $2.39, $0.89 and $1.68 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2021 included negative impacts of $0.18 and $0.17, respectively, from the amortization of acquired intangibles, a negative impact of $0.02 from restructuring charges, a negative impact of $0.04 from net losses on sales of businesses and the classification of certain assets as held for sale, a negative impact of $0.14 from the loss on early extinguishment of debt, partially offset by a positive impact of $0.15 related to tax valuation allowance reversals and a positive impact of $0.01 from the deconsolidation of a previously consolidated entity.
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

Segment Results of Operations
As discussed in Note 15 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2021: IAN and DXTRA. We also report results for the "Corporate and other" group. Segment information for the prior period has been recast to conform to the current-period presentation.

IAN
Net Revenue

	Year ended December 31, 2020	Components of Change			Year ended December 31, 2021	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,921.4	$94.1	$(18.1)	$842.4	$7,839.8	12.2%	13.3%
Domestic	4,451.7	0.0	(8.1)	469.2	4,912.8	10.5%	10.4%
International	2,469.7	94.1	(10.0)	373.2	2,927.0	15.1%	18.5%
The organic increase was mainly attributable to a combination of higher spending from existing clients and net client wins in the healthcare, retail, auto and transportation, and technology and telecom sectors. The 10.5% organic increase in our domestic market was driven by growth across all disciplines, most notably in our advertising and media businesses. In our international markets, the 15.1% organic increase was driven by strong performance at our media and advertising businesses as well as our digital project-based offerings throughout all geographic regions.

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

Segment EBITA

	Years ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Segment EBITA [1]	$1,465.3	$699.1	$1,115.7	109.6%	(37.3)%
Segment EBITA margin on net revenue [1]	18.7%	10.1%	15.2%

1Segment EBITA and Segment EBITA margin on net revenue include $3.0 and $317.9 of restructuring charges in the year ended December 31, 2021 and 2020, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

Segment EBITA margin increased during 2021 when compared to 2020, as the increase in net revenue outpaced the overall increase in our operating expenses, including restructuring charges and excluding billable expenses and amortization of acquired intangibles. Net revenue growth of 13.3% outpaced the increase in salaries and related expenses as compared to the prior year period primarily driven by leverage in base salaries, benefits and tax that includes the benefit of initiatives taken in 2020, as well as lower severance expense, partially offset by increased performance-based employee incentive compensation expense as a result of strong operating performance, and increased temporary help expense. Additionally, office and other direct expenses decreased mainly due to savings on occupancy expense as a result of our real estate restructuring actions taken in 2020, lower travel and entertainment related expenses and lower bad debt expense attributable to an improved credit outlook over the course of the COVID-19 pandemic, partially offset by an increase in employee recruitment costs. During the full-year of 2021, Segment EBITA included restructuring charges of $3.0 as compared to $317.9 during the full-year of 2020. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue decreased to 2.2% in 2021 from 2.6% in the prior-year period.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
DXTRA
Net Revenue

	Year ended December 31, 2020	Components of Change			Year ended December 31, 2021	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,143.1	$21.1	$(16.8)	$120.7	$1,268.1	10.6%	10.9%
Domestic	759.7	0.0	(6.6)	97.2	850.3	12.8%	11.9%
International	383.4	21.1	(10.2)	23.5	417.8	6.1%	9.0%
The organic increase was mainly attributable to net higher spending from existing clients in the auto and transportation, consumer goods and food and beverage sectors. The 12.8% organic increase in our domestic market was driven by revenue increases across all disciplines, most notably at our public relations agencies and experiential and sports marketing businesses. In our international markets, the 6.1% organic increase was driven by growth across all disciplines, most notably in the United Kingdom and Continental Europe regions.

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

Segment EBITA

	Years ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Segment EBITA [1]	$186.5	$56.5	$158.1	230.1%	(64.3)%
Segment EBITA margin [1]	14.7%	4.9%	12.2%

1Segment EBITA and Segment EBITA margin on net revenue include $9.7 and $78.8 of restructuring charges in the year ended December 31, 2021 and 2020, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
Segment EBITA margin increased during 2021 when compared to 2020, as the increase in net revenue of 10.9% exceeded the overall increase in operating expenses, including restructuring charges and excluding billable expenses and amortization of acquired intangibles. Net revenue growth of 10.9% outpaced the increase in salaries and related expenses as compared to the prior year period primarily driven by leverage in base salaries, benefits and tax that includes the benefit of initiatives taken in 2020, increased performance-based employee incentive compensation expense as a result of strong operating performance and increased temporary help expense. Additionally, office and other direct expenses decreased mainly due to a reduction in year-over-year change in contingent acquisition obligations, savings on occupancy expense as a result of our real estate restructuring actions taken in 2020, a decrease in new business and promotion expenses and lower bad debt expense attributable to an improved credit outlook over the course of the COVID-19 pandemic. During the full-year of 2021, segment EBITA included restructuring charges of $9.7 as compared to $78.8 during the full-year of 2020. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of net revenue decreased to 1.3% in 2021 from 1.8% in the prior-year period.

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
Corporate and other expenses increased by $48.1 to $129.4 during the year ended December 31, 2021 as compared to 2020, primarily attributable to an increase in selling, general and administrative expenses, which was discussed in the Results of Operations section, partially offset by a decrease in restructuring charges. Corporate and other expenses in 2020 decreased by $20.5 to $81.3 compared to 2019, primarily attributable to a decrease in selling, general and administrative expenses, which was discussed in the Results of Operations section, partially offset by an increase in restructuring charges.
During the year ended December 31, 2021 and 2020, corporate and other expense includes ($2.1) and $17.1 of restructuring charges, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2021	2020	2019
Net income, adjusted to reconcile to net cash provided by operating activities [1]	$1,431.5	$1,088.9	$1,123.6
Net cash provided by working capital [2]	743.4	900.1	442.8
Changes in other non-current assets and liabilities	(99.3)	(141.8)	(37.2)
Net cash provided by operating activities	$2,075.6	$1,847.2	$1,529.2
Net cash used in investing activities	(185.3)	(216.2)	(161.7)
Net cash used in financing activities	(1,084.2)	(346.2)	(843.0)

1Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, loss on early extinguishment of debt, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and provision for uncollectible receivables.
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
Net cash provided by operating activities during 2021 was $2,075.6, which was an increase of $228.4 as compared to 2020. This increase was primarily driven by an increase in our net income of $618.6. This comparison includes $743.4 generated from working capital in 2021, compared with $900.1 generated from working capital in 2020. Working capital in 2021 was primarily impacted by the variation in the timing of collections and payments around the reporting period.
Net cash provided by operating activities during 2020 was $1,847.2, which was an increase of $318.0 as compared to 2019, and the comparison includes $900.1 generated from working capital in 2020, compared with $442.8 used in working capital in 2019. Working capital in 2020 was primarily impacted by the variation in the timing of collections and payments around the reporting period, which was favorable in 2020 compared to 2019.
Investing Activities
Net cash used in investing activities during 2021 consisted primarily of payments for capital expenditures of $195.3, related mostly to computer software, leasehold improvements and computer hardware.
Net cash used in investing activities during 2020 consisted primarily of payments for capital expenditures of 167.5, related mostly to computer hardware, computer software and leasehold improvements.
Financing Activities
Net cash used in financing activities during 2021 was driven by payment for the early extinguishment of long-term debt of $1,066.8 in the first quarter of 2021, repayment of our $500.0 3.750% Senior Notes that matured on October 1, 2021 and the payment of common stock dividends of $427.7, partially offset by net proceeds of $998.1 from the issuance of $500.0 of our 2.400% Senior Notes and $500.0 of our 3.375% Senior Notes in the first quarter of 2021. See Note 4 in Item 8, Financial Statements and Supplementary Data, for further information.
Net cash used in financing activities during 2020 was driven by repayment of long-term debt of $503.7 and the payment of dividends of $398.1, partially offset by proceeds of $646.2, net of discount of $3.8, from the issuance of our 4.750% unsecured senior notes due 2030 (the "4.750% Senior Notes").
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net decrease of $45.4 in 2021. This decrease was primarily a result of the U.S. dollar being stronger than several foreign currencies, including the Euro, the Australian Dollar and the Mexican Peso.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Notable funding requirements include:
•Debt service – Our 3.750% Senior Notes in aggregate principal amount of $500.0 matured on October 1, 2021. We used available cash on hand to fund the principal repayment. As of December 31, 2021, we had outstanding short-term borrowings of $47.5 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.
•Acquisitions – We paid deferred payments of $67.1 for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $15.0 over the next twelve months related to all completed acquisitions as of December 31, 2021. We may also be required to pay approximately $4.0 related to put options held by minority shareholders if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – During 2021, we paid four quarterly cash dividends of $0.270 per share on our common stock, which corresponded to aggregate dividend payments of $427.7. On February 10, 2022, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.290 per share, payable on March 15, 2022 to holders of record as of the close of business on March 1, 2022. Assuming we pay a quarterly dividend of $0.290 per share and there is no significant change in the number of outstanding shares as of December 31, 2021, we would expect to pay approximately $457.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board and will depend upon factors such as our earnings, financial position and cash requirements.
•Restructuring – All restructuring charges were identified and initiated in 2020. Restructuring charges of $10.6 during the year ended December 31, 2021 are adjustments to the actions taken in 2020. As of December 31, 2021, our remaining liability related to restructuring actions was $9.4.
The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2021 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2022	2023	2024	2025	2026
Long-term debt [1]	$0.7	$0.6	$249.4	$0.0	$0.0	$2,658.6	$2,909.3
Interest payments on long-term debt [1]	122.7	122.4	117.1	111.9	111.6	1,047.3	1,633.0
Non-cancelable operating lease obligations [2]	320.5	269.0	269.1	247.7	231.7	774.5	2,112.5
Contingent acquisition payments [3]	21.8	16.7	10.3	0.0	2.5	0.0	51.3
Uncertain tax positions [4]	31.5	81.5	63.4	59.2	5.6	21.4	262.6
Total	$497.2	$490.2	$709.3	$418.8	$351.4	$4,501.8	$6,968.7

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

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases would be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of December 31, 2021, $338.4, excluding fees, remained available for repurchase under the share repurchase programs authorized in previous years.
On February 10, 2022, our Board of Directors (the "Board") reauthorized a program to repurchase, from time to time, up to $400.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We expect to

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements. This authorization has no expiration date.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
At December 31, 2021, we held $736.6 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. However, as of December 31, 2021, $81.2 of undistributed foreign earnings from certain international entities were not subject to the permanent reinvestment assertion, therefore, the Company has recorded deferred taxes on this amount.
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On November 1, 2021, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to November 1, 2026 and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.
The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2021, there were no borrowings under the Credit Agreement; however, we had $10.7 of letters of credit under the Credit Agreement, which reduced our total availability to $1,489.3.
On March 27, 2020, we entered into an agreement for a 364-Day revolving credit facility (the "364-Day Credit Facility") that matured on March 26, 2021. The 364-Day Credit Facility was a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The 364-Day Credit Facility also contained a financial covenant that required us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility were equivalent to the covenants contained in the Company's existing Credit Agreement.
On July 28, 2020, we entered into Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the 364-Day Credit Facility (together, the “Amendments”). The Amendments increased the maximum leverage ratio covenant to 4.25x in the case of the 364-Day Credit Facility and, in the case of the Credit Agreement, to (i) 4.25x through the quarter ended June 30, 2021, and (ii) 3.50x thereafter. The effective period of the Amendments expired on June 30, 2021.
We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2021. The financial covenant in the Credit Agreement requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
The table below sets forth the financial covenant in effect as of December 31, 2021.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	December 31, 2021	Credit Agreement EBITDA Reconciliation [1]	December 31, 2021
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$952.8
Actual leverage ratio	1.64x	Non-operating adjustments [2]	483.4
		Operating income	1,436.2
		Add:
		Depreciation and amortization	357.5
		Other non-cash charges reducing operating income	9.2
		Credit Agreement EBITDA [1]	$1,802.9

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement) for the four quarters then ended.
2Includes adjustments of the following items from our Consolidated Statement of Operations in Item 8, Financial Statements and Supplementary Data: provision for income taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, and net income attributable to noncontrolling interests.

Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2021, the Company had uncommitted lines of credit in an aggregate amount of $846.2, under which we had outstanding borrowings of $47.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2021 was $60.2, with a weighted-average interest rate of approximately 3.4%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. There was no commercial paper activity during 2021 and as of December 31, 2021, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2021 and 2020 the amounts netted were $2,774.7 and $2,702.2, respectively.

DEBT CREDIT RATINGS
Our debt credit ratings as of February 15, 2022 are listed below.

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
The predominant component of billable expenses are third-party vendor costs incurred for performance obligations where we have determined that we are acting as principal. These third-party expenses are generally billed back to our clients. Billable expenses also includes incidental costs incurred in the performance of our services including airfare, mileage, hotel stays, out-

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
of-town meals and telecommunication charges. We record these billable expenses within total revenue with a corresponding offset to operating expenses.
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
Our advertising businesses include a wide range of services that involve the creation of an advertising idea, concept, campaign, or marketing strategy in order to promote the client’s brand ("creative services"), and to act as an agent to facilitate the production of advertisements by third-party suppliers ("production services”). Our clients can contract us to perform one or both of these services, as they can derive stand-alone benefits from each. Production services can include formatting creative material for different media and communication mediums including digital, large-scale reproduction such as printing and adaptation services, talent engagement and acquisition, television and radio production, and outdoor billboard production. Our contracts that include both services are typically explicit in the description of which activities constitute the creative advertising services and those that constitute the production services. Both the creative and production services are sold separately, the client can derive utility from each service on its own, we do not provide a significant service of integrating these activities into a bundle, the services do not significantly modify one another, and the services are not highly interrelated or interdependent. As such, we typically identify two performance obligations in the assessment of our advertising contracts.
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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 9 reporting units that were subject to the 2021 annual impairment testing. Our annual impairment review as of October 1, 2021 did not result in an impairment charge at any of our reporting units.
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
For the 2021 and 2020 annual impairment tests, we performed a qualitative impairment assessment for six and seven reporting units, respectively, and performed the quantitative impairment test for three and five reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2021 and 2020 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2021 test, the discount rate we used for our reporting units tested ranged between 10.5% and 12.0%, and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. For the 2021 test, the revenue growth rates for our reporting units used in our analysis were generally between 5.0% and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2021 and 2020 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%, except for reporting unit B in 2020 whose fair value exceeded its carrying value by more than 15.0%.

	2021 Impairment Test			2020 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$535.7	> 60%	A	$536.5	> 20%
B	$209.1	> 85%	B	$209.1	> 15%
C	$300.4	> 175%	C	$72.4	> 175%
			D	$681.0	> 35%
			E	$66.8	> 110%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2021, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective carrying values.
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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2021, discount rates of 2.60% for the domestic pension plan and 2.50% for the domestic postretirement benefit plan and a weighted-average discount rate of 1.35% for the significant foreign pension plans were used to calculate 2021 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would not have impacted the 2021 net pension and postretirement benefit cost.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2021, we used discount rates of 2.95% for the domestic pension plan and 2.90% for the domestic postretirement benefit plan and a weighted-average discount rate of 1.86% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the benefit obligation as of December 31, 2021 by approximately $24.0 and $26.0, respectively.
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
For 2021, the weighted-average expected rates of return of 5.75% and 4.47% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2022, we plan to use expected rates of return of 5.00% and 4.47% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2021 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 17 in Item 8, Financial Statements and Supplementary Data for further information on certain accounting standards that have been adopted during 2021 or that have not yet been required to be implemented and may be applicable to our future operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholder before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Income of Unconsolidated Affiliates, Net Income Attributable to Noncontrolling Interests and Amortization of Acquired Intangibles which we refer to as “Adjusted EBITA”.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income:

•Total (Expense) and Other Income, Provision for Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Net Income Attributable to Noncontrolling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
	2021	2020	2019

Net Revenue	$9,107.9	$8,064.5	$8,625.1

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$952.8	$351.1	$656.0

Add Back:
Provision for Income Taxes	251.8	8.0	204.8
Subtract:
Total (Expenses) and Other Income	(214.1)	(227.1)	(207.7)
Equity in Net Income of Unconsolidated Affiliates	2.5	0.9	0.4
Net Income Attributable to Noncontrolling Interests	(20.0)	(3.1)	(17.9)
Operating Income [1]	1,436.2	588.4	1,086.0

Add Back:
Amortization of Acquired Intangibles	86.2	85.9	86.0

Adjusted EBITA [1]	$1,522.4	$674.3	$1,172.0
Adjusted EBITA Margin on Net Revenue [1]	16.7%	8.4%	13.6%

1Calculations include restructuring charges of $10.6 in 2021, $413.8 in 2020 and $33.9 and 2019. See “Restructuring Charges” in this MD&A and Note 11 in Item 8, Financial Statements, for further information.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 97% as of both December 31, 2021 and 2020, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2021	$(110.0)	$69.2
2020	(70.5)	45.4
We had $3,273.5 of cash, cash equivalents and marketable securities as of December 31, 2021 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated primarily from these investments is subject to both domestic and foreign interest rate movements. During 2021 and 2020, we had interest income of $29.7 and $29.5, respectively. Based on our 2021 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $32.7, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2021 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most favorably impacted our results during the year ended December 31, 2021 were the British Pound Sterling, the Euro, Australian Dollar and Canadian Dollar. The foreign currencies that most adversely impacted our results during the year ended December 31, 2021 were the Brazilian Real and Argentine Peso. Based on 2021 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2021 levels.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Quantitative Goodwill Impairment Assessment for Reporting Units A and B
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.9 billion as of December 31, 2021, and as disclosed by management, the goodwill associated with reporting units A and B was $535.7 million and $209.1 million, respectively. The fair value of reporting units for which management performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. As disclosed by management, an equal weighting was applied to the income and market approaches for management’s analysis. For the income approach, management used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditure projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, management used judgment in identifying the relevant comparable company market multiples.
The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessment for reporting units A and B is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth, profit margins and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative annual goodwill impairment assessment, including controls over the valuation of reporting units A and B. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the A and B reporting units (ii) evaluating the appropriateness of the income and market approaches, (iii) testing the completeness and accuracy of underlying data used in the approaches, and (iv) evaluating management's significant assumptions related to revenue growth, profit margins and the discount rate. Evaluating management’s significant assumptions related to revenue growth and profit margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, the consistency with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income and market approaches and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2022
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2021	2020	2019
REVENUE:
Net revenue	$9,107.9	$8,064.5	$8,625.1
Billable expenses	1,132.8	996.5	1,596.2
Total revenue	10,240.7	9,061.0	10,221.3

OPERATING EXPENSES:
Salaries and related expenses	5,975.4	5,345.0	5,568.8
Office and other direct expenses	1,279.6	1,367.9	1,564.1
Billable expenses	1,132.8	996.5	1,596.2
Cost of services	8,387.8	7,709.4	8,729.1
Selling, general and administrative expenses	122.3	58.8	93.8
Depreciation and amortization	283.8	290.6	278.5
Restructuring charges	10.6	413.8	33.9
Total operating expenses	8,804.5	8,472.6	9,135.3

OPERATING INCOME	1,436.2	588.4	1,086.0

EXPENSES AND OTHER INCOME:
Interest expense	(173.1)	(192.2)	(199.3)
Interest income	29.7	29.5	34.5
Other expense, net	(70.7)	(64.4)	(42.9)
Total (expenses) and other income	(214.1)	(227.1)	(207.7)

Income before income taxes	1,222.1	361.3	878.3
Provision for income taxes	251.8	8.0	204.8
Income of consolidated companies	970.3	353.3	673.5
Equity in net income of unconsolidated affiliates	2.5	0.9	0.4
NET INCOME	972.8	354.2	673.9
Net income attributable to noncontrolling interests	(20.0)	(3.1)	(17.9)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$952.8	$351.1	$656.0

Earnings per share available to IPG common stockholders:
Basic	$2.42	$0.90	$1.70
Diluted	$2.39	$0.89	$1.68

Weighted-average number of common shares outstanding:
Basic	393.0	389.4	386.1
Diluted	398.4	393.2	391.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2021	2020	2019
NET INCOME	$972.8	$354.2	$673.9

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(86.1)	39.4	11.3
Reclassification adjustments recognized in net income	(1.0)	20.0	6.7
	(87.1)	59.4	18.0

Derivative instruments:
Changes in fair value of derivative instruments	14.0	11.3	0.0
Recognition of previously unrealized losses included in net income	4.2	2.4	2.3
Income tax effect	(2.1)	(3.4)	(0.5)
	16.1	10.3	1.8

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	58.0	(29.2)	(14.8)
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	9.4	7.4	6.7
Settlement and curtailment losses (gains) included in net income	0.6	(0.1)	0.0
Other	1.3	(3.3)	(2.5)
Income tax effect	(13.8)	4.6	1.2
	55.5	(20.6)	(9.4)

Other comprehensive (loss) income, net of tax	(15.5)	49.1	10.4
TOTAL COMPREHENSIVE INCOME	957.3	403.3	684.3
Less: comprehensive income attributable to noncontrolling interests	18.5	2.4	17.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$938.8	$400.9	$667.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$3,270.0	$2,509.0
Accounts receivable, net of allowance of $68.5 and $98.3, respectively	5,177.7	4,646.4
Accounts receivable, billable to clients	2,347.2	1,820.7
Assets held for sale	8.2	0.8
Other current assets	428.7	390.7
Total current assets	11,231.8	9,367.6
Property and equipment, net of accumulated depreciation and amortization of $1,201.6 and $1,133.9, respectively	675.8	690.3
Deferred income taxes	301.4	302.0
Goodwill	4,908.7	4,945.5
Other intangible assets	847.5	933.6
Operating lease right-of-use assets	1,544.4	1,379.3
Other non-current assets	399.6	424.4
TOTAL ASSETS	$19,909.2	$18,042.7

LIABILITIES:
Accounts payable	$8,960.0	$7,269.7
Accrued liabilities	918.1	832.4
Contract liabilities	688.5	657.8
Short-term borrowings	47.5	48.0
Current portion of long-term debt	0.7	502.5
Current portion of operating leases	265.8	268.5
Liabilities held for sale	9.4	1.6
Total current liabilities	10,890.0	9,580.5
Long-term debt	2,908.6	2,915.8
Non-current operating leases	1,576.0	1,441.0
Deferred compensation	329.1	413.2
Other non-current liabilities	600.7	655.2
TOTAL LIABILITIES	16,304.4	15,005.7

Redeemable noncontrolling interests (see Note 6)	15.6	93.1

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2021 – 394.3; 2020 – 390.9 shares outstanding: 2021 – 394.3; 2020 – 390.9	39.3	39.0
Additional paid-in capital	1,226.6	1,099.3
Retained earnings	3,154.3	2,636.9
Accumulated other comprehensive loss, net of tax	(894.2)	(880.2)
Total IPG stockholders’ equity	3,526.0	2,895.0
Noncontrolling interests	63.2	48.9
TOTAL STOCKHOLDERS’ EQUITY	3,589.2	2,943.9
TOTAL LIABILITIES AND EQUITY	$19,909.2	$18,042.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$972.8	$354.2	$673.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283.8	290.6	278.5
Loss on early extinguishment of debt	74.0	—	—
Amortization of restricted stock and other non-cash compensation	70.1	67.0	80.2
Net losses on sales of businesses	19.4	67.0	43.4
Non-cash restructuring charges	9.8	265.6	11.7
Net amortization of bond discounts and deferred financing costs	5.7	11.4	9.3
Provision for uncollectible receivables	(14.6)	59.5	10.1
Deferred income tax	(8.2)	(46.4)	9.7
Other	18.7	20.0	6.8
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	(647.6)	551.4	(111.2)
Accounts receivable, billable to clients	(571.0)	122.5	(38.7)
Other current assets	(45.9)	11.9	(27.2)
Accounts payable	1,858.1	(27.0)	546.0
Accrued liabilities	108.9	179.3	27.4
Contract liabilities	40.9	62.0	46.5
Other non-current assets and liabilities	(99.3)	(141.8)	(37.2)
Net cash provided by operating activities	2,075.6	1,847.2	1,529.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(195.3)	(167.5)	(198.5)
Deconsolidation of a subsidiary	(16.3)	—	—
Acquisitions, net of cash acquired	—	(4.9)	(0.6)
Net proceeds from investments	34.8	13.5	3.8
Other investing activities	(8.5)	(57.3)	33.6
Net cash used in investing activities	(185.3)	(216.2)	(161.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early extinguishment of long-term debt	(1,066.8)	—	—
Repayment of long-term debt	(504.1)	(503.7)	(403.3)
Common stock dividends	(427.7)	(398.1)	(363.1)
Acquisition-related payments	(28.0)	(46.6)	(15.8)
Tax payments for employee shares withheld	(25.5)	(22.3)	(22.4)
Distributions to noncontrolling interests	(15.5)	(19.5)	(21.6)
Net (decrease) increase in short-term borrowings	(10.8)	1.5	(19.8)
Proceeds from long-term debt	998.1	646.2	—
Exercise of stock options	8.0	6.5	4.3
Other financing activities	(11.9)	(10.2)	(1.3)
Net cash used in financing activities	(1,084.2)	(346.2)	(843.0)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(45.4)	31.0	(6.0)
Net increase in cash, cash equivalents and restricted cash	760.7	1,315.8	518.5
Cash, cash equivalents and restricted cash at beginning of period	2,511.5	1,195.7	677.2
Cash, cash equivalents and restricted cash at end of period	$3,272.2	$2,511.5	$1,195.7
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$2,895.0	$48.9	$2,943.9
Net income				952.8		952.8	20.0	972.8
Other comprehensive loss					(14.0)	(14.0)	(1.5)	(15.5)
Reclassifications related to redeemable noncontrolling interests			11.3			11.3	11.4	22.7
Distributions to noncontrolling interests							(15.5)	(15.5)
Change in redemption value of redeemable noncontrolling interests			39.8	(7.4)		32.4		32.4
Common stock dividends ($1.08 per share)				(428.0)		(428.0)		(428.0)
Stock-based compensation	3.8	0.3	95.5			95.8		95.8
Exercise of stock options	0.6	0.1	8.7			8.8		8.8
Shares withheld for taxes	(1.0)	(0.1)	(28.0)			(28.1)		(28.1)
Other							(0.1)	(0.1)
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)	$3,526.0	$63.2	$3,589.2

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
As of December 31, 2021, we do not have a material amount of finance leases and the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.

Notes to Consolidated Financial Statements
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
We review goodwill as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 9 reporting units that were subject to the 2021 annual impairment testing. Our annual impairment review as of October 1, 2021 did not result in an impairment charge for any of our reporting units.
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. Our annual impairment review as of October 1, 2021 did not result in an impairment charge for any of our intangible assets with indefinite useful lives.
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
The fair value of each reporting unit for 2021 and 2020 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax loss of $5.0 for the year ended December 31, 2021, a pre-tax gain of $1.2 for the year ended December 31, 2020 and a pre-tax loss $5.3 in for the year ended December 31, 2019.
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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2021, 2020 and 2019, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.
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
During 2021 and 2020, there was no significant treasury stock activity due to the suspension of the share repurchase program, as disclosed further in Note 7.

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
IPG DXTRA
The IPG DXTRA ("DXTRA") segment generates revenue from providing events and public relations services as well as sports and entertainment marketing, corporate and brand identity, and strategic marketing consulting. In DXTRA’s events and public relations arrangements, we typically identify one performance obligation, for which we act as the principal in most arrangements. Generally, our branding arrangements consist of two performance obligations, and we act as the principal for both performance obligations.
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Years ended December 31,
Total revenue:	2021	2020	2019
United States	$6,360.2	$5,751.5	$6,368.7
International:
United Kingdom	880.5	742.9	871.8
Continental Europe	892.8	763.5	842.9
Asia Pacific	970.1	879.5	1,102.3
Latin America	430.3	349.7	431.6
Other	706.8	573.9	604.0
Total International	3,880.5	3,309.5	3,852.6
Total Consolidated	$10,240.7	$9,061.0	$10,221.3

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
Net revenue:	2021	2020	2019
United States	$5,763.1	$5,211.4	$5,386.1
International:
United Kingdom	781.5	664.3	727.0
Continental Europe	799.7	683.6	742.4
Asia Pacific	791.4	710.5	858.3
Latin America	396.4	323.4	389.9
Other	575.8	471.3	521.4
Total International	3,344.8	2,853.1	3,239.0
Total Consolidated	$9,107.9	$8,064.5	$8,625.1

IAN	Years ended December 31,
Total revenue:	2021	2020	2019
United States	$5,147.8	$4,658.5	$4,878.1
International	3,271.6	2,751.6	3,113.9
Total IAN	$8,419.4	$7,410.1	$7,992.0

Net revenue:
United States	$4,912.8	$4,451.7	$4,538.1
International	2,927.0	2,469.7	2,790.7
Total IAN	$7,839.8	$6,921.4	$7,328.8

DXTRA	Years ended December 31,
Total revenue:	2021	2020	2019
United States	$1,212.4	$1,093.0	$1,490.6
International	608.9	557.9	738.7
Total DXTRA	$1,821.3	$1,650.9	$2,229.3

Net revenue:
United States	$850.3	$759.7	$848.0
International	417.8	383.4	448.3
Total DXTRA	$1,268.1	$1,143.1	$1,296.3

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2021	December 31, 2020
Accounts receivable, net of allowance of $68.5 and $98.3, respectively	$5,177.7	$4,646.4
Accounts receivable, billable to clients	2,347.2	1,820.7
Contract assets	62.3	51.8
Contract liabilities (deferred revenue)	688.5	657.8
Contract assets are primarily comprised of contract incentives that are generally satisfied annually under the terms of our contracts and are transferred to accounts receivable when the right to payment becomes unconditional. Contract liabilities relate

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

to advance consideration received from customers under the terms of our contracts primarily related to reimbursements of third-party expenses, whether we act as principal or agent, and to a lesser extent, periodic retainer fees, both of which are generally recognized shortly after billing.
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $605.1 of unsatisfied performance obligations as of December 31, 2021, which will be recognized as services are performed over the remaining contractual terms through 2027.

Note 3:  Leases
As of December 31, 2021 and 2020, the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world, and we do not have a material amount of finance leases. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. As of December 31, 2021, our leases have remaining lease terms of 1 year to 15 years. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
The following tables present information on our operating leases for the full years of 2019, 2020 and 2021.

	Years ended December 31,
	2021	2020	2019
Operating lease cost	$306.0	$318.5	$325.2
Short-term lease cost	8.1	10.6	13.8
Sublease income	(21.1)	(15.8)	(12.9)
Total lease cost	$293.0	$313.3	$326.1

Cash paid related to operating lease liabilities	$347.6	$335.7	$334.1
Right-of-use assets obtained in exchange for lease liabilities	$431.0	$274.4	$422.8

	As of December 31,
	2021	2020	2019
Weighted-average remaining lease term	Eight years	Eight years	Eight years
Weighted-average discount rate	3.45%	4.00%	4.26%
Our future payments of our operating leases as of December 31, 2021 are listed in the table below.

Period	Net Rent
2022	$320.5
2023	269.0
2024	269.1
2025	247.7
2026	231.7
Thereafter	774.5
Total future lease payments	2,112.5
Less: imputed interest	270.7
Present value of future lease payments	1,841.8
Less: current portion of operating leases	265.8
Non-current operating leases	$1,576.0
As of December 31, 2021, we had additional operating leases that had not yet commenced with future lease payments of approximately $13.0 commencing in 2022 with lease terms of 1 to 10 years.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2021 [1]	2020 [1]
3.750% Senior Notes due 2021	3.980%	—	499.1
4.000% Senior Notes due 2022	4.130%	—	249.3
3.750% Senior Notes due 2023	4.320%	—	498.8
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.1 and $0.5, respectively)	4.240%	249.4	498.3
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.2 and $3.0, respectively)	4.780%	495.8	495.2
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.2 and $5.1, respectively)	4.920%	641.7	640.8
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.7 and $4.3, respectively)	2.512%	495.0	—
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.1 and $5.5, respectively)	3.448%	493.4	—
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.7 and $5.0, respectively)	5.480%	492.3	492.1
Other notes payable and capitalized leases		41.7	44.7
Total long-term debt		2,909.3	3,418.3
Less: current portion		0.7	502.5
Long-term debt, excluding current portion		$2,908.6	$2,915.8

1See Note 13 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2021.

2022	$0.7
2023	0.6
2024	249.4
2025	0.0
2026	0.0
Thereafter	2,658.6
Total long-term debt	$2,909.3
For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2021 and 2020, we had total unamortized debt issuance costs of $29.4 and $24.3, respectively. Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
As of December 31, 2021 and December 31, 2020, the estimated fair value of the Company's long-term debt was $3,337.4 and $3,996.1, respectively. Refer to Note 13 for details.
Debt Transactions
3.750% Senior Notes Due 2021

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Our 3.750% unsecured senior notes in aggregate principal amount of $500.0 matured on October 1, 2021, and we used cash on hand to fund the principal repayment.
2.400% Senior Notes due 2031
On February 25, 2021, we issued a total of $500.0 in aggregate principal amount of 2.400% unsecured senior notes (the “2.400% Senior Notes”) due March 1, 2031. Upon issuance, the 2.400% Senior Notes were reflected in our Consolidated Balance Sheets at $494.5, net of discount of $0.8 and net of capitalized debt issuance costs, including commissions and offering expenses of $4.7, both of which will be amortized in interest expense through the maturity date using the effective interest method. Interest is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2021.
3.375% Senior Notes due 2041
On February 25, 2021, we issued a total of $500.0 in aggregate principal amount of 3.375% unsecured senior notes (the “3.375% Senior Notes”) due March 1, 2041. Upon issuance, the 3.375% Senior Notes were reflected in our Consolidated Balance Sheets at $493.1, net of discount of $1.1 and net of capitalized debt issuance costs, including commissions and offering expenses of $5.8, both of which will be amortized in interest expense through the maturity date using the effective interest method. Interest is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2021.
Consistent with our other outstanding debt securities, the newly issued 2.400% Senior Notes and 3.375% Senior Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity. We may redeem the 2.400% Senior Notes and 3.375% Senior Notes at any time in whole, or from time to time in part, in accordance with the provisions of the indenture, including the applicable supplemental indentures, which contain make-whole provisions, under which the 2.400% Senior Notes and 3.375% Senior Notes were issued. Additionally, upon the occurrence of a change of control repurchase event with respect to the 2.400% Senior Notes and 3.375% Senior Notes, each holder of the 2.400% Senior Notes and 3.375% Senior Notes has the right to require the Company to purchase that holder’s 2.400% Senior Notes and 3.375% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, unless the Company has exercised its option to redeem all the 2.400% Senior Notes and 3.375% Senior Notes. The proceeds of the 2.400% Senior Notes and 3.375% Senior Notes were used in funding the early extinguishment of certain of our senior notes.
4.000% Senior Notes due 2022
In March 2021, we redeemed all $250.0 in aggregate principal amount of the 4.000% unsecured senior notes due 2022 (the "4.000% Senior Notes"). Total cash paid to redeem the 4.000% Senior Notes was $258.9. In connection with the redemption of the 4.000% Senior Notes, we recognized a loss on early extinguishment of debt of $9.2, which included a redemption premium of $8.6 and the write-off of the remaining unamortized discount and debt issuance costs of $0.6. The loss on early extinguishment of debt was recorded in Other expense, net, within our unaudited Consolidated Statement of Operations.
3.750% Senior Notes due 2023
In March 2021, we redeemed all $500.0 in aggregate principal amount of the 3.750% unsecured senior notes due 2023 (the "3.750% Senior Notes"). Total cash paid to redeem the 3.750% Senior Notes was $532.9. In connection with the redemption of the 3.750% Senior Notes, we recognized a loss on early extinguishment of debt of $36.5, which included a redemption premium of $30.7, the write-off of the remaining unamortized discount and debt issuance costs of $1.1 and a related deferred loss in other comprehensive income of $4.7. The loss on early extinguishment of debt was recorded in Other expense, net, within our unaudited Consolidated Statement of Operations.
4.200% Senior Notes due 2024
In March 2021, we redeemed $250.0 of the $500.0 in aggregate principal amount of the 4.200% unsecured senior notes due 2024 (the "4.200% Senior Notes"). Total cash paid to redeem the 4.200% Senior Notes was $282.2. In connection with the redemption of the 4.200% Senior Notes, we recognized a loss on early extinguishment of debt of $28.3, which included a redemption premium of $27.5, and the write-off of half of the remaining unamortized discount and unamortized debt issuance costs of $0.8. The loss on early extinguishment of debt was recorded in Other expense, net, within our unaudited Consolidated Statement of Operations.
Credit Arrangements
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On November 1, 2021, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to November 1, 2026 and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio, of not more than 3.50 to 1.00, among other customary covenants like limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2021 and 2020, there were no borrowings under the Credit Agreement; however, we had $10.7 and $9.0 of letters of credit under the Credit Agreement, which reduced our total availability to $1,489.3 and $1,491.0, respectively. In addition to other customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement. We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2021.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2021, the applicable margin was 0.125% for Base Rate advances and 1.125% for Eurocurrency Rate borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee on each lender's revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.
364-Day Credit Facility
On March 27, 2020, we entered into an agreement for a 364-day revolving credit facility (the "364-Day Credit Facility") that matured on March 26, 2021. The 364-Day Credit Facility was a revolving facility, under which amounts borrowed by us may be repaid and reborrowed, subject to an aggregate lending limit of $500.0. The cost structure of the 364-Day Credit Agreement was based on the Company’s current credit ratings. The applicable margin for Base Rate Advances (as defined in the 364-Day Credit Facility) was 0.250%, the applicable margin for Eurodollar Rate Advances (as defined in the 364-Day Credit Facility) was 1.250%, and the facility fee payable on a lender’s revolving commitment was 0.250%. In addition, the 364-Day Credit Facility included covenants that, among other things, (i) limited our liens and the liens of our consolidated subsidiaries, and (ii) limited subsidiary debt. The 364-Day Credit Facility also contained a financial covenant that required us to maintain, on a consolidated basis as of the end of each fiscal quarter, a leverage ratio for the four quarters then ended. The leverage ratio and other covenants set forth in the 364-Day Credit Facility were equivalent to the covenants contained in the Company’s existing Credit Agreement.
The Amendments
On July 28, 2020, we entered into Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the 364-Day Credit Facility (together, the “Amendments”). The Amendments increased the maximum leverage ratio covenant to 4.25x in the case of the 364-Day Credit Facility and, in the case of the Credit Agreement, to (i) 4.25x through the quarter ended June 30, 2021, and (ii) 3.50x thereafter. Amendment No.1 to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) for any borrowings we make under the Credit Agreement if our long-term public debt ratings are BB+/Ba1 or below at the time of borrowing. The effective period of the Amendments expired and the Credit Agreement reverted to its original terms on June 30, 2021. We paid amendment fees of $2.0 in connection with the Amendments.
In addition to other customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Financial Covenant
Leverage ratio (not greater than): [1]	3.50x

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2021 and 2020, the Company had uncommitted lines of credit in an aggregate amount of $846.2 and $857.6, under which we had outstanding borrowings of $47.5 and $48.0 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2021 and 2020 were $60.2 and $86.5, respectively, with weighted-average interest rates of approximately 3.4% and 3.6%, respectively.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Commercial paper proceeds are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. Commercial paper maturities vary but may not exceed 397 days from the date of issue. As of both December 31, 2021 and 2020, there was no commercial paper outstanding. There was no outstanding commercial paper under the program during 2021 and $105.8 of average outstanding commercial paper with weighted-average interest rates of approximately 1.5% and weighted-average maturities of twelve days during 2020.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2021 and 2020 the amounts netted were $2,774.7 and $2,702.2, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 5:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2021	2020	2019
Net income available to IPG common stockholders	$952.8	$351.1	$656.0

Weighted-average number of common shares outstanding - basic	393.0	389.4	386.1
Dilutive effect of stock options and restricted shares	5.4	3.8	5.1
Weighted-average number of common shares outstanding - diluted	398.4	393.2	391.2

Earnings per share available to IPG common stockholders:
Basic	$2.42	$0.90	$1.70
Diluted	$2.39	$0.89	$1.68

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
During 2021, no acquisitions occurred and we did not record any additional goodwill or other intangible assets related to acquisitions.
During 2020, we completed four acquisitions, three of which were included in the IAN reportable segment, and one of which was included in the DXTRA reportable segment. These acquisitions include a traditional advertising agency based in Colombia, a marketing and communications agency based in the U.K., a boutique post-production company based in New York, and a mobile app design agency based in the U.K. During 2020, we recorded approximately $28.0 of goodwill and other intangible assets related to our acquisitions.
During 2019, we completed one acquisition, a content communications agency based in the U.K. This acquisition was included in the IAN reportable segment. During 2019, we recorded approximately $7.6 of goodwill and other intangible assets related to our acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2020 or 2019.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2021	2020	2019
Cost of investment: current-year acquisitions	$—	$8.5	$0.6
Cost of investment: prior-year acquisitions	28.0	45.9	15.8
Less: net cash acquired	—	(2.9)	—
Total cost of investment	28.0	51.5	16.4
Operating payments [1]	39.1	2.9	9.3
Total cash paid for acquisitions [2]	$67.1	$54.4	$25.7

1Represents cash payments for amounts that have been recognized in operating expenses since the date of acquisition either relating to adjustments to estimates in excess of the initial value of contingent payments recorded or were contingent upon the future employment of the former owners of the acquired companies. Amounts are reflected in the operating section of the Consolidated Statements of Cash Flows.
2Of the total cash paid for acquisitions, $0.0, $4.9 and $0.6 for the years ended December 31, 2021, 2020 and 2019, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $28.0, $46.6 and $15.8 for the years ended December 31, 2021, 2020 and 2019, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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

	Years ended December 31,
	2021	2020	2019
Balance at beginning of period	$93.1	$164.7	$167.9
Change in related noncontrolling interests balance	2.2	(5.4)	(2.8)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	0.0	24.3
Redemptions and other	(41.9)	(20.6)	(24.9)
Redemption value adjustments [1]	(37.8)	(45.6)	0.2
Balance at end of period	$15.6	$93.1	$164.7

1Redemption value adjustments for the year ended December 31, 2021 were primarily attributable to the expiration of redemption provision related to redeemable noncontrolling interests.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 7:  Supplementary Data
Valuation and Qualifying Accounts – Accounts Receivable, Allowance for Expected Credit Losses

	Years ended December 31,
	2021	2020	2019
Balance at beginning of period	$98.3	$40.2	$42.5
Cumulative effect of accounting change [1]	0.0	9.0	N/A
Charges to costs and expenses [2]	(14.9)	50.5	10.1
Adjustments:
(Dispositions)/Acquisitions	(3.2)	8.6	(0.3)
Uncollectible accounts written off	(9.8)	(11.2)	(11.9)
Recoveries	0.3	0.2	N/A
Foreign currency translation adjustments	(2.2)	1.0	(0.2)
Balance at end of period	$68.5	$98.3	$40.2

1Cumulative effect of accounting change represents the pre-tax adjustment to our allowance for expected credit losses for our adoption of ASC Topic 326, Current Expected Credit Losses, effective January 1, 2020. The presentation of the table has been modified for the year ended December 31, 2020 to reflect the adoption.
2Includes the reversal of a portion of our allowance for credit losses as a result of improved credit outlook over the course of the COVID-19 pandemic.

Property and Equipment

	December 31,
	2021	2020
Furniture and equipment	$653.5	$654.6
Leasehold improvements	571.3	554.6
Internal-use computer software	513.5	470.1
Land and buildings	139.1	144.9
Gross property and equipment	1,877.4	1,824.2
Less: accumulated depreciation and amortization	(1,201.6)	(1,133.9)
Total property and equipment, net	$675.8	$690.3
Total depreciation and amortization expense, which excludes the amortization of acquired intangibles, for property and equipment for the years ended December 31, 2021, 2020 and 2019 was $197.6, $204.7 and $192.5, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2021	2020
Salaries, benefits and related expenses	$685.4	$504.6
Income taxes payable	42.8	50.6
Interest	39.0	43.6
Office and related expenses	30.5	25.5
Acquisition obligations	15.4	47.9
Restructuring charges	8.1	69.5
Other	96.9	90.7
Total accrued liabilities	$918.1	$832.4

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2021	2020	2019
Loss on early extinguishment of debt	$(74.0)	$—	$—
Net losses on sales of businesses	(19.4)	(67.0)	(43.4)
Other	22.7	2.6	0.5
Total other expense, net	$(70.7)	$(64.4)	$(42.9)
Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 in aggregate principal amount of our 4.000% Senior Notes, all $500.0 in aggregate principal amount of our 3.750% Senior Notes, and $250.0 of the $500.0 in aggregate principal amount of our 4.200% Senior Notes. See Note 4 for further information.
Net losses on sales of businesses – During 2021, 2020 and 2019, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our IAN and DXTRA reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $13.3, $62.9 and $6.7 for the years ended 2021, 2020 and 2019, respectively, which is classified within the Other Investing Activities line in our Consolidated Statements of Cash Flows.
Other – During 2021, the majority of the amounts recognized were related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest, and pension and postretirement costs. During 2020, the amounts recognized were primarily a result of gains on remeasurement of equity interest arising from a change in ownership. During 2019, the amounts recognized are primarily a result of changes in fair market value of equity investments, partially offset by the sale of an equity investment.

Share Repurchase Program
On July 2, 2018, in connection with the announcement of the Acxiom acquisition, we announced that share repurchases would be suspended for a period of time in order to reduce the increased debt levels incurred in conjunction with the acquisition. As of December 31, 2021, $338.4, excluding fees, remained available for repurchase under the share repurchase programs authorized in previous years.
On February 10, 2022, our Board of Directors (the "Board") reauthorized a program to repurchase, from time to time, up to $400.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements. This authorization has no expiration date.

Supplemental Cash Flow Information

	Years ended December 31,
	2021	2020	2019
Cash paid for interest	$175.9	$182.2	$192.7
Changes in operating lease right-of-use assets and lease liabilities [1]	(35.2)	192.6	9.4
Cash paid for income taxes, net of refunds [2]	229.1	89.1	150.2

1For the year ended December 31, 2021, comprised of the impairments of operating lease right-of-use asset of $6.3 classified in Non-cash restructuring charges, offset by $41.5 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2020, comprised of the impairments of operating lease right-of-use asset of $209.9, classified in Non-cash restructuring charges, partially offset by $17.3 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2019, comprised of the impairments of operating lease right-of-use assets of $8.7, classified in Non-cash restructuring charges and $0.7, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows.
2Refunds of $47.1, $124.2 and $92.6 were received for the years ended December 31, 2021, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 8:  Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our reportable segments, IAN and DXTRA, for the years ended December 31, 2021 and 2020 are listed below.

	IAN	DXTRA	Total [1]
Balance as of December 31, 2019	$4,218.1	$676.3	$4,894.4
Acquisitions	23.5	0.5	24.0
Foreign currency and other	22.9	4.2	27.1
Balance as of December 31, 2020	$4,264.5	$681.0	$4,945.5
Dispositions	(0.2)	—	(0.2)
Foreign currency and other	(32.7)	(3.9)	(36.6)
Balance as of December 31, 2021	$4,231.6	$677.1	$4,908.7

1For all periods presented, no goodwill impairment charge has been recorded.
See Note 1 for information regarding our annual impairment testing methodology.
Other Intangible Assets
Other intangible assets primarily consist of customer lists and know-how and technology, which have definite lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years, as well as trade names which have both indefinite and definite lives which are subject to amortization on a straight-line basis with estimated useful lives of 15 years. Amortization expense for other intangible assets for the years ended December 31, 2021, 2020 and 2019 was $86.2, $85.9 and $86.0, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2021, 2020 and 2019. During 2021 and 2020, we recorded approximately $2.0 and $4.0, respectively, of other intangible assets related to our acquisitions.
The following table provides a summary of other intangible assets, which are included in our Consolidated Balance Sheets.

	December 31,
	2021			2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$855.7	$(345.0)	$510.7	$859.5	$(293.3)	$566.2
Know-how and technology	235.3	(85.0)	150.3	235.4	(58.9)	176.5
Trade names	222.8	(47.3)	175.5	224.4	(44.1)	180.3
Other	16.2	(5.2)	11.0	14.6	(4.0)	10.6
Total [1]	$1,330.0	$(482.5)	$847.5	$1,333.9	$(400.3)	$933.6

1Total gross amount includes indefinite-lived intangible assets not subject to amortization of $165.7 and $165.8 in the year ended December 31, 2021 and 2020, respectively, which primarily consist of trade names.

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2021 is listed below.

	2022	2023	2024	2025	2026
Estimated amortization expense	$84.6	$79.4	$77.1	$74.5	$72.0

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 9:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2021	2020	2019
Domestic	$653.6	$279.9	$557.4
Foreign	568.5	81.4	320.9
Total	$1,222.1	$361.3	$878.3
The provision for income taxes is listed below.

	Years ended December 31,
	2021	2020	2019
U.S. federal income taxes (including foreign withholding taxes):
Current	$105.4	$(52.6)	$92.2
Deferred	13.2	(12.0)	9.5
	$118.6	$(64.6)	$101.7
State and local income taxes:
Current	$27.4	$(3.7)	$10.7
Deferred	(0.9)	0.5	8.7
	$26.5	$(3.2)	$19.4
Foreign income taxes:
Current	$127.2	$110.7	$92.2
Deferred	(20.5)	(34.9)	(8.5)
	$106.7	$75.8	$83.7
Total	$251.8	$8.0	$204.8
A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at U.S. federal statutory rate	$256.6	$75.9	$184.5
State and local income taxes, net of U.S. federal income tax benefit	21.0	9.4	14.0
Impact of foreign operations, including withholding taxes	47.8	49.9	34.2
U.S. tax incentives	(28.4)	(23.6)	(21.4)
Change in net valuation allowance [1]	(59.4)	(1.3)	(26.3)
Divestitures	1.1	8.6	9.6
Increase in unrecognized tax benefits	13.2	30.8	14.1
Settlement of income tax audit	0.0	(136.2)	0.0
Other	(0.1)	(5.5)	(3.9)
Provision for income taxes	$251.8	$8.0	$204.8

Effective income tax rate on operations	20.6%	2.2%	23.3%

1Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.

In 2021, our effective income tax rate of 20.6% was positively impacted by the reversal of valuation allowances primarily in Continental Europe. This was partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit.

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
The components of deferred tax assets and liabilities are listed below.

	December 31,
	2021	2020
Postretirement/post-employment benefits	$14.8	$16.6
Deferred compensation	99.5	106.5
Pension costs	9.7	27.9
Interest	41.8	42.9
Accruals and reserves	33.7	23.9
Allowance for credit losses	16.6	19.7
Operating lease liabilities	373.1	350.4
Tax loss/tax credit carry forwards	304.6	343.0
Other	69.3	83.6
Deferred tax assets	963.1	1,014.5
Valuation allowance for deferred tax assets	(146.0)	(197.1)
Net deferred tax assets	$817.1	$817.4

Basis differences in fixed assets	$(84.7)	$(86.3)
Basis differences in intangible assets	(351.8)	(340.0)
Operating lease right-of-use assets	(315.2)	(285.8)
Prepaid expenses	(9.4)	(7.3)
Deferred revenue	(1.8)	(11.6)
Unremitted foreign earnings	(6.9)	(9.3)
Deferred tax liabilities	(769.8)	(740.3)

Total net deferred tax assets[1]	$47.3	$77.1

1As of December 31, 2021 and 2020, deferred tax assets of $301.4 and $302.0, respectively, and deferred tax liabilities of $254.1 and $224.9, respectively, were separately included in our Consolidated Balance Sheet under Deferred income taxes and Other non-current liabilities.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The change in the valuation allowance is listed below.

	Years ended December 31,
	2021	2020	2019
Balance at beginning of period	$197.1	$164.2	$211.0
(Reversed) charged to costs and expenses	(45.1)	17.3	(24.9)
Charged (reversed) to gross tax assets and other accounts [1]	0.9	9.9	(19.8)
Foreign currency translation	(6.9)	5.7	(2.1)
Balance at end of period	$146.0	$197.1	$164.2

1Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2021, 2020, and 2019, amounts recorded and reversed to costs and expenses primarily related to increases and decreases in valuation allowances in Continental Europe for existing deferred tax assets.
As of December 31, 2021, there were $1,065.5 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $947.5 have unlimited carryforward periods and $118.0 have expiration periods from 2022 to 2041. As of December 31, 2021, the Company also had $32.6 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2022 and 2042.
As of December 31, 2021 and 2020, we had $1,364.4 and $1,080.2, respectively, of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. It is not practicable to determine the deferred tax on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution and foreign withholding taxes.
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
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2021	2020	2019
Balance at beginning of period	$217.6	$345.3	$335.4
Increases as a result of tax positions taken during a prior year	17.2	18.1	22.7
Decreases as a result of tax positions taken during a prior year	(10.4)	(165.7)	(25.8)
Settlements with taxing authorities	(8.7)	(6.2)	(8.1)
Lapse of statutes of limitation	(6.2)	(0.7)	(0.6)
Increases as a result of tax positions taken during the current year	53.1	26.8	21.7
Balance at end of period	$262.6	$217.6	$345.3

Included in the total amount of unrecognized tax benefits of $262.6 as of December 31, 2021, is $208.8 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2021 and 2020 is $29.9 and $33.4, respectively, of which a benefit of $3.5 and $6.2 is included in our 2021 and 2020 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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
We are effectively settled with respect to U.S. federal income tax audits through 2016. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2013 or non-U.S. income tax audits for years prior to 2010.

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2019	$(697.7)	$(3.5)	$(228.8)	$(930.0)
Other comprehensive income (loss) before reclassifications	40.1	8.5	(26.3)	22.3
Amount reclassified from accumulated other comprehensive loss, net of tax	20.0	1.8	5.7	27.5
Balance as of December 31, 2020	$(637.6)	$6.8	$(249.4)	$(880.2)
Other comprehensive (loss) income before reclassifications	(84.6)	12.9	47.6	(24.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	(1.0)	3.2	7.9	10.1
Balance as of December 31, 2021	$(723.2)	$22.9	$(193.9)	$(894.2)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2021	2020	2019
Foreign currency translation adjustments [1]	$(1.0)	$20.0	$6.7	Other expense, net
Net loss on derivative instruments	4.2	2.4	2.3	Other expense, net, Interest Expense
Amortization of defined benefit pension and postretirement plans items	10.0	7.3	6.7	Other expense, net
Tax effect	(3.1)	(2.2)	(1.9)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$10.1	$27.5	$13.8

1These foreign currency translation adjustments are primarily a result of the sales of businesses.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 11:  Restructuring Charges
Restructuring Charges

	Years ended December 31,
	2021[1]	2020	2019
Severance and termination costs	$0.4	$140.4	$22.0
Lease restructuring costs	6.3	256.0	11.9
Other restructuring costs	3.9	17.4	0.0
Total restructuring charges	$10.6	$413.8	$33.9

1The amounts for the year ended December 31, 2021 represents adjustments to the actions taken in 2020.
2020 Restructuring Plan
Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”).
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020 and were based on our experience and learning in the COVID-19 pandemic and a resulting review of our operations to address certain operating expenses such as occupancy expense and salaries and related expenses.
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2021
Severance and termination costs	$74.6	$0.4	$0.3	$65.3	$9.4
Lease impairment costs	0.0	6.3	6.3	0.0	0.0
Other restructuring costs	0.0	3.9	3.2	0.7	0.0
Total	$74.6	$10.6	$9.8	$66.0	$9.4

Our restructuring charges for the year ended December 31, 2021 totaled $10.6, consisting of adjustments to the Company's restructuring actions taken during 2020.
Net restructuring charges were comprised of $3.0 at IAN and $9.7 at DXTRA for the year ended December 31, 2021, which include non-cash lease impairment costs of $(0.7) and $7.1, respectively.

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2020
Severance and termination costs	$140.4	$4.5	$61.3	$74.6
Lease impairment costs	256.0	256.0	0.0	0.0
Other	17.4	5.1	12.3	0.0
Total	$413.8	$265.6	$73.6	$74.6

Our restructuring charges for the year ended December 31, 2020 totaled $413.8 and were designed to reduce our expenses, such as occupancy expense and salaries and related expenses, relative to our net revenue on an ongoing basis. These actions, taken during the second, third and fourth quarters of 2020, reduced our global real estate footprint by approximately 15% or 1,700,000 square feet and, further, downsized selected levels of management and staff with severance costs for 1,520 employees or approximately 3%. Of the total charges for the year ended December 31, 2020, $265.6 or 64%, is non-cash, mainly representing the impairment of right-of-use assets of operating leases.
Net restructuring charges were comprised of $317.9 at IAN and $78.8 at DXTRA for the year ended December 31, 2020, which include non-cash lease impairment costs of $190.4 and $59.8, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
2019 Restructuring Plan
In the first quarter of 2019, the Company implemented a cost initiative (the “2019 Plan”) to better align our cost structure with our revenue primarily related to specific client losses occurring in 2018. All restructuring actions were identified and initiated by the end of the first quarter of 2019, with all actions substantially completed by the end of the second quarter of 2019, and no additional adjustments in the third and fourth quarters of 2019. Additionally, there were no adjustments made to the 2019 Plan in the years ended December 31, 2020 and December 31, 2021.

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

	Years ended December 31,
	2021	2020	2019
Stock-settled awards	$36.7	$38.4	$33.5
Cash-settled awards	1.3	1.0	0.8
Performance-based awards	33.4	28.6	46.7
Employee stock purchase plan	2.1	1.4	1.1
Other [1]	11.3	1.7	0.6
Stock-based compensation expense	$84.8	$71.1	$82.7
Tax benefit	$18.0	$17.3	$20.0

1Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years after the grant date (or earlier in the case of certain terminations of employment). There were 0.3 stock options granted during the year ended December 31, 2021. There were no stock options granted during the years ended 2020 and 2019.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The following table summarizes our stock option activity during 2021.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2021	0.6	$12.75
Granted	0.3	$3.94
Exercised	(0.6)	$12.76
Stock options outstanding as of December 31, 2021	0.3	$23.25	9.0	$3.6
There were 0.6 stock options exercised in 2021, 2020 and 2019. The total intrinsic value of stock options exercised during 2021, 2020 and 2019 was $8.8, $5.3 and $9.1, respectively. The cash received from the stock options exercised in 2021, 2020 and 2019 was $12.2, $9.1 and $8.3, which included taxes withheld of $4.2, $2.6, and $4.0, respectively.
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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2021 and 2020.

	Years ended December 31,
	2021	2020	2019
Stock-Settled Awards:
Awards granted	0.9	2.3	2.5
Weighted-average grant-date fair value (per award)	$26.96	$20.70	$22.78
Total fair value of vested awards distributed	$50.8	$17.3	$15.2
Cash-Settled Awards:
Awards granted	—	0.0	0.0
Weighted-average grant-date fair value (per award)	$—	$21.02	$22.83
Total fair value of vested awards distributed	$0.7	$0.3	$0.9
Performance-Based Awards:
Awards granted	0.5	2.4	2.1
Weighted-average grant-date fair value (per award)	$21.98	$18.67	$20.16
Total fair value of vested awards distributed	$39.3	$53.3	$64.9
In conjunction with common stock dividends declared in 2021 and 2020, we accrued dividends of $3.6 and $5.6, respectively, on non-vested stock-settled and cash-settled awards and paid dividends of $4.3 and $1.5 for stock-settled and cash-settled awards that vested during 2021 and 2020, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2021 is presented below (performance-based awards are shown at 100% of the shares originally granted).

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2021	5.7	$22.18	0.1	$22.40	4.8	$19.61
Granted	0.9	26.96	—	—	0.5	21.98
Vested	(1.8)	23.01	0.0	23.57	(1.5)	21.22
Forfeited	(0.7)	22.12	0.0	22.41	(0.5)	19.71
Non-vested as of December 31, 2021	4.1	$22.82	0.1	$21.78	3.3	$19.18
Total unrecognized compensation expense remaining	$28.7		$0.6		$21.1
Weighted-average years expected to be recognized over	0.5		0.7		1.3
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2021, which resulted in a forfeiture rate slightly less than prior years.

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

Cash Awards
During the years ended December 31, 2021, 2020 and 2019, the Compensation Committee granted cash awards under the Cash Plans with a total target value of $85.8, $54.5 and $22.3, respectively. For those same years, we recognized $47.8, $25.5 and $15.6, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2021, 2020 and 2019, the Compensation Committee granted performance awards to be settled in cash under the 2019 PIP with a total target value of $40.4, $43.5, and $40.7, respectively. For those same years, we recognized $52.1, $29.2 and $39.9, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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
Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of approximately 10.0 shares are reserved for issuance under the ESPP, of which 2.0 shares have been issued since the inception of the ESPP through December 31, 2021.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2021 as compared to the prior year.
The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents [1]	$2,391.8	$0.0	$0.0	$2,391.8	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [2]	$0.0	$0.0	$33.5	$33.5	Accrued liabilities and Other non-current liabilities

	December 31, 2020				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents [1]	$1,382.4	$0.0	$0.0	$1,382.4	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [2]	$0.0	$0.0	$95.5	$95.5	Accrued liabilities and Other non-current liabilities

1The majority of the increase from December 31, 2020 to December 31, 2021 in cash equivalents is primarily related to increased U.S. investments in money market and time deposits to improve yield and diversify counterparty risk driven by higher levels of excess cash near year-end.
2Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $62.0 from December 31, 2020 to December 31, 2021 is primarily due to payments related to our deferred acquisitions from prior-year acquisitions and the effect of the deconsolidation of a previously consolidated entity, partially offset by the exercises of redeemable non-controlling interest and valuation adjustments in our consolidated subsidiaries. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$3,295.6	$41.8	$3,337.4	$0.0	$3,951.1	$45.0	$3,996.1

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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of December 31, 2021 ranged from 1.0% to 4.0% and 0.4% to 3.4%, respectively.
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

Note 14:  Employee Benefits
Pension and Postretirement Benefit
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 3,000 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,500 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

	2021	2020	2021	2020	2021	2020
Benefit Obligation
Projected benefit obligation as of January 1	$116.8	$116.9	$605.9	$541.2	$25.8	$27.2
Service cost	0.0	0.0	4.5	4.9	0.0	0.0
Interest cost	2.9	3.7	8.0	9.4	0.7	0.8
Benefits paid	(7.0)	(10.1)	(24.2)	(22.9)	(5.1)	(5.2)
Plan participant contributions	0.0	0.0	0.0	0.0	1.8	2.1
Actuarial (gains) losses	(5.0)	6.3	(41.9)	54.3	1.0	0.9
Settlements	(3.6)	0.0	(0.7)	(4.9)	0.0	0.0
Foreign currency effect	0.0	0.0	(5.6)	23.3	0.0	0.0
Other	0.0	0.0	0.0	0.6	0.0	0.0

Projected benefit obligation as of December 31	$104.1	$116.8	$546.0	$605.9	$24.2	$25.8

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$100.9	$99.1	$461.6	$409.5	$0.0	$0.0
Actual return on plan assets	5.8	10.6	32.6	45.7	0.0	0.0
Employer contributions	2.0	1.3	18.5	18.4	3.3	3.1
Plan participant contributions	0.0	0.0	0.0	0.0	1.8	2.1
Benefits paid	(7.0)	(10.1)	(24.2)	(22.9)	(5.1)	(5.2)
Settlements	(3.6)	0.0	(0.7)	(4.9)	0.0	0.0
Foreign currency effect	0.0	0.0	(3.0)	15.8	0.0	0.0

Fair value of plan assets as of December 31	$98.1	$100.9	$484.8	$461.6	$0.0	$0.0

Funded status of the plans at December 31	$(6.0)	$(15.9)	$(61.2)	$(144.3)	$(24.2)	$(25.8)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2021	2020	2021	2020	2021	2020
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$10.4	$10.9	$0.0	$0.0
Current liability	0.0	0.0	(6.9)	(7.4)	(2.3)	(2.5)
Non-current liability	(6.0)	(15.9)	(64.7)	(147.8)	(21.9)	(23.3)

Net liability recognized	$(6.0)	$(15.9)	$(61.2)	$(144.3)	$(24.2)	$(25.8)

Accumulated benefit obligation	$104.1	$116.8	$542.2	$603.3

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$45.5	$53.9	$153.8	$213.3	$5.5	$5.4
Prior service cost (credit)	0.0	0.0	0.8	1.1	0.0	0.0

Total amount recognized	$45.5	$53.9	$154.6	$214.4	$5.5	$5.4

Actuarial gains of $5.0 for the Domestic Pension Plan are attributed to an increase in the discount rate from 2.60% as of December 31, 2020 to 2.95% as of December 31, 2021 and changes in demographic experience. Actuarial gains of $41.9 for the

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

foreign pension plans are attributed to an increase in the weighted-average discount rate from 1.35% as of December 31, 2020 to 1.86% as of December 31, 2021 and changes in demographic experience.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2021	2020	2021	2020
Pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$104.1	$116.8	$542.1	$600.8
Aggregate accumulated benefit obligation	104.1	116.8	539.7	600.1
Aggregate fair value of plan assets	98.1	100.9	470.6	445.6
Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$0.0	$0.0	$0.0	$4.5	$4.9	$4.8	$0.0	$0.0	$0.0
Interest cost	2.9	3.7	4.8	8.0	9.4	12.4	0.7	0.8	1.2
Expected return on plan assets	(5.6)	(5.7)	(5.9)	(20.8)	(18.8)	(17.4)	0.0	0.0	0.0
Curtailment and settlement	1.5	0.0	0.0	(0.9)	(0.1)	0.0	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.1	0.1	0.0	0.0	(0.2)
Net actuarial losses	1.7	1.7	1.9	6.7	5.4	4.8	0.9	0.2	0.1
Net periodic cost	$0.5	$(0.3)	$0.8	$(2.4)	$0.9	$4.7	$1.6	$1.0	$1.1
Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019

Net periodic cost
Discount rate	2.60%	3.35%	4.35%	1.35%	1.84%	2.61%	2.50%	3.25%	4.30%
Rate of compensation increase	N/A	N/A	N/A	2.47%	2.51%	2.58%	N/A	N/A	N/A
Expected return on plan assets	5.75%	6.00%	7.00%	4.47%	4.70%	4.76%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.50%	1.37%	1.44%	N/A	N/A	N/A

Benefit obligation
Discount rate	2.95%	2.60%	3.35%	1.86%	1.35%	1.84%	2.90%	2.50%	3.25%
Rate of compensation increase	N/A	N/A	N/A	2.65%	2.47%	2.51%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.50%	1.50%	1.37%	N/A	N/A	N/A

Health care cost trend rate assumed for next year
Initial rate (weighted-average)							6.50%	6.75%	7.00%
Year ultimate rate is reached							2028	2028	2028
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2021, 2020 and 2019, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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
Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 13 for a description of the fair value hierarchy.

	December 31, 2021				December 31, 2020
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$14.1	$0.0	$0.0	$14.1	$19.3	$0.0	$0.0	$19.3
Limited partnerships	0.0	0.0	24.0	24.0	0.0	0.0	25.9	25.9
Fixed income securities	29.0	0.0	0.0	29.0	22.7	0.0	0.0	22.7
Insurance contracts	0.0	2.0	0.0	2.0	0.0	3.6	0.0	3.6
Other	30.7	0.0	0.0	30.7	28.9	0.0	0.0	28.9
Total plan assets, subject to leveling	$73.8	$2.0	$24.0	$99.8	$70.9	$3.6	$25.9	$100.4
Plan assets measured at net asset value
Other investments measured at net asset value [1]				483.1				462.1
Total plan assets				$582.9				$562.5

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

	Years ended December 31,
Plan assets subject to fair value hierarchy, Level 3	2021	2020
Balance at beginning of period	$25.9	$25.6
Actual return on plan assets	(1.9)	0.3
Balance at end of period	$24.0	$25.9

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2021, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2022 Target Allocation	2021	2020
Alternative investments [1]	28%	28%	24%
Equity securities	23%	22%	27%
Fixed income securities	14%	14%	18%
Liability driven investments [2]	21%	21%	15%
Real estate	8%	8%	9%
Other	6%	7%	7%
Total	100%	100%	100%

1Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.
2Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2021, we contributed $2.0 and $18.5 of cash to our domestic and foreign pension plans, respectively. For 2022, we expect to contribute approximately $0.0 and $17.0 of cash to our domestic and foreign pension plans, respectively.
The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2022	$9.7	$21.1	$2.1
2023	7.7	20.2	1.9
2024	7.7	21.1	1.8
2025	7.6	21.5	1.6
2026	7.3	21.5	1.8
2027 - 2031	32.8	112.2	7.7
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.2 in any individual year.
Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2021, 2020 and 2019 were $65.1, $58.7 and $61.2, respectively. Expenses include a discretionary Company contribution of $8.0, $2.9 and $8.1 offset by participant forfeitures of $8.5, $5.1 and $5.6 in 2021, 2020 and 2019, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $59.7, $46.3 and $54.5 to these plans in 2021, 2020 and 2019, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation and benefit arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. These arrangements may provide participants with the amounts deferred plus interest upon attaining certain conditions, such as

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

completing a certain number of years of service, attaining a certain age or upon retirement or termination. As of December 31, 2021 and 2020, the deferred compensation and deferred benefit liability balance was $162.6 and $188.5, respectively. Amounts expensed for deferred compensation and benefit arrangements in 2021, 2020 and 2019 were $8.8, $11.0 and $19.4, respectively.
We have purchased life insurance policies on participants' lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2021 and 2020, the cash surrender value of these policies was $171.7 and $180.8, respectively.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2021 and 2020. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $7.6 and $8.7 as of December 31, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 15:  Segment Information
As of December 31, 2021, we have two reportable segments: IAN and DXTRA. IAN is comprised of McCann Worldgroup, Foote, Cone & Belding ("FCB"), MullenLowe Group, Media, Data Services and Tech, which includes IPG Mediabrands, Acxiom and Kinesso, our digital specialist agencies and our domestic integrated agencies. DXTRA is comprised of a number of our specialist marketing services offerings including Weber Shandwick, DeVries, Golin, FutureBrand, Jack Morton and Octagon Worldwide. We also report results for the "Corporate and other" group.
Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a range of solutions for our clients. Our digital specialist agencies, including R/GA and Huge, provide digital capabilities and serve as key digital partners. Additionally, our domestic integrated agencies Hill Holliday, Deutsch, Carmichael Lynch and Tierney provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. Media, Data Services and Tech offerings provide strategic media planning and buying services as well as data management and leading marketing technology services. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following tables.

	Years ended December 31,
	2021	2020	2019
Total Revenue:
IAN	$8,419.4	$7,410.1	$7,992.0
DXTRA	1,821.3	1,650.9	2,229.3
Total	$10,240.7	$9,061.0	$10,221.3

Net revenue:
IAN	$7,839.8	$6,921.4	$7,328.8
DXTRA	1,268.1	1,143.1	1,296.3
Total	$9,107.9	$8,064.5	$8,625.1

Segment EBITA [1]:
IAN	$1,465.3	$699.1	$1,115.7
DXTRA	186.5	56.5	158.1
Corporate and other	(129.4)	(81.3)	(101.8)
Total	$1,522.4	$674.3	$1,172.0

Amortization of acquired intangibles:
IAN	$81.7	$81.5	$81.6
DXTRA	4.5	4.4	4.4
Corporate and other	0.0	0.0	0.0
Total	$86.2	$85.9	$86.0

Depreciation and amortization [2]:
IAN	$172.0	$178.9	$164.6
DXTRA	16.4	20.4	20.6
Corporate and other	9.2	5.4	7.3
Total	$197.6	$204.7	$192.5

Capital expenditures:
IAN	$157.3	$132.0	$161.8
DXTRA	8.1	8.4	13.3
Corporate and other	29.9	27.1	23.4
Total	$195.3	$167.5	$198.5

1 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to noncontrolling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

	December 31,
	2021	2020
Total assets:
IAN	$15,596.1	$14,784.5
DXTRA	1,579.5	1,549.2
Corporate and other	2,733.6	1,709.0
Total	$19,909.2	$18,042.7

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Years ended December 31,
	2021	2020	2019
IAN EBITA	$1,465.3	$699.1	$1,115.7
DXTRA EBITA	186.5	56.5	158.1
Corporate and other EBITA	(129.4)	(81.3)	(101.8)
Less: consolidated amortization of acquired intangibles	86.2	85.9	86.0
Operating income	1,436.2	588.4	1,086.0
Total (expenses) and other income	(214.1)	(227.1)	(207.7)
Income before income taxes	$1,222.1	$361.3	$878.3
Long-lived assets, including operating lease right-of-use assets and excluding intangible assets, are presented by major geographic area in the following table.

	Long-Lived Assets
	December 31,
	2021	2020
Domestic	$1,879.8	$1,801.4
International:
United Kingdom	311.3	216.6
Continental Europe	102.6	117.5
Asia Pacific	177.7	183.1
Latin America	50.7	58.9
Other	97.8	116.5
Total International	740.1	692.6
Total Consolidated	$2,619.9	$2,494.0
Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 16:  Commitments and Contingencies
Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of December 31, 2021 and 2020, the amount of parent company guarantees on lease obligations was $667.5 and $630.8, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $306.5 and $399.6, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $104.4 and $109.2, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2021, there were no material assets pledged as security for such parent company guarantees.
Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2021.

	2022	2023	2024	2025	2026	Thereafter	Total
Deferred acquisition payments	$15.4	$8.5	$8.1	$0.0	$2.5	$0.0	$34.5
Redeemable noncontrolling interests and call options with affiliates [1]	6.4	8.2	2.2	0.0	0.0	0.0	16.8
Total contingent acquisition payments	$21.8	$16.7	$10.3	$0.0	$2.5	$0.0	$51.3

1We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2021. These estimated payments of $3.8 are included within the total

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

payments expected to be made in 2022, and will continue to be carried forward into 2023 or beyond until exercised or expired. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 18:  Subsequent Events
We announced on February 10, 2022 that our Board had declared a common stock cash dividend of $0.290 per share, payable on March 15, 2022 to holders of record as of the close of business on March 1, 2022.
Effective January 1, 2022, the Company completed a managerial and operational review and has undertaken several organizational initiatives. As a result of these modifications, we will be changing our reportable segments beginning with our Form 10-Q filing for the first quarter of fiscal 2022 to include three reportable segments. Prior period segment information will be recast to reflect our new reportable segments. Our new reportable segment disclosures will reflect our revised organizational alignment as well as the manner in which we will manage our business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2021, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2021. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2021, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Committees of the Board of Directors” section, the “Audit Committee” section and the “Delinquent Section 16(a) Reports” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2022 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”
New York Stock Exchange Certification
In 2021, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2021, which is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	7,690,117	$23.25	33,146,697
1Included a total of 251,800 outstanding stock options granted under the 2009 Performance Incentive Plan (the “2009 Plan"). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.
2Included a total of 3,307,691 shares of Common Stock representing the target number of shares issuable under the 2014 Performance Incentive Plan (the “2014 Plan”) and the 2019 Performance Incentive Plan (the “2019 Plan”) following the completion of the 2018-2020 performance period, the 2019-2021 performance period, and the 2020-2022 performance period, respectively.

3Included a total of 4,080,218 shares of Common Stock issuable pursuant to restricted share unit awards granted under the 2014 Plan and 2019 Plan, which are settled in shares of Common Stock.
4Included a total of 50,408 shares of Common Stock issuable pursuant to restricted share awards granted under the 2019 Plan.
5Included (i) 25,135,462 shares of Common Stock available for issuance under the shares of Common Stock available for issuance under the 2019 Performance Incentive Plan and (ii) 8,011,235 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016).

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
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

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of the Registrant dated as of October 24, 2013, is incorporated by reference to Exhibit 3(i)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

3(ii)	Amended and Restated By-Laws of the Registrant dated as of October 26, 2016, is incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016.

4(iii)(A)	Senior Debt Indenture dated as of March 2, 2012 (the "2012 Indenture"), between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 2, 2012.

4(iii)(B)	Fourth Supplemental Indenture, dated as of April 3, 2014, to the 2012 Indenture, with respect to the 4.200% Senior Notes due 2024 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.

4(iii)(C)
Seventh Supplemental Indenture, dated as of September 21, 2018, to the 2012 Indenture, with respect to the 4.650% Senior Notes due 2028 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.

4(iii)(D)
Eighth Supplemental Indenture, dated as of September 21, 2018, to the 2012 Indenture, with respect to the 5.400% Senior Notes due 2048 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.

4(iii)(E)	Ninth Supplemental Indenture, dated as of March 30, 2020, to the 2012 Indenture, with respect to the 4.750% Senior Notes due 2030 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2020.

4(iii)(F)	Tenth Supplemental Indenture, dated as of February 25, 2021, to the 2012 Indenture, with respect to the 2.400% Senior Notes due 2031 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4(iii)(G)	Eleventh Supplemental Indenture, dated as of February 25, 2021, to the 2012 Indenture, with respect to the 3.375% Senior Notes due 2041 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4(vi)	Description of Registered Securities is incorporated by reference to Exhibit 4(vi) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10(i)(A)	Amended and Restated Credit Agreement, dated as of November 1, 2021, among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, N.A., as administrative agent. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021.

(i) Philippe Krakowsky

10(iii)(A)(1)	Employment Agreement, made as of January 1, 2021, entered into on July 22, 2021, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*
10(iii)(A)(2)	Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(3)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(4)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(5)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(6)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(ii) Michael I. Roth

10(iii)(A)(7)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10(iii)(A)(8)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*

10(iii)(A)(9)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*

10(iii)(A)(10)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(11)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(12)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

10(iii)(A)(13)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(14)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated August 29, 2013 is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(15)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(16)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Michael I. Roth, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(iii) Ellen Johnson

10(iii)(A)(17)
Employment Agreement between the Registrant and Ellen Johnson made as of January 1, 2020, entered into on July 29, 2020 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

10(iii)(A)(18)	Executive Change of Control Agreement between the Registrant and Ellen Johnson dated as of May 27, 2010, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(19)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated August 29, 2013, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(20)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated October 26, 2016, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(21)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(iv) Andrew Bonzani

10(iii)(A)(22)	Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(23)	Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(24)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(25)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(26)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

(v) Christopher Carroll

10(iii)(A)(27)	Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(28)	Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(29)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(30)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(31)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(32)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

Compensation Plans and Arrangements:

10(iii)(A)(33)	The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(34)	2009 PIP Non-Statutory Stock Option Award Agreement (updated 2013) is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(35)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(36)	2014 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(60) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.*

10(iii)(A)(37)	2014 PIP Restricted Stock Unit Award Agreement (updated 2018), is incorporated by reference to Exhibit 10(iii)(A)(46) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(38)	2014 PIP Restricted Stock Unit Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(47) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(39)	2014 PIP Performance Share Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(48) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(40)	2014 PIP Performance Share Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(41)	2014 PIP Performance Cash Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(42)	2014 PIP Performance Cash Award Agreement (updated 2019) is incorporated by reference to Exhibit 10(iii)(A)(53) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10(iii)(A)(43)
The Interpublic Group 2019 Performance Incentive Plan (the “2019 PIP”) is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(44)	2019 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(63) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(45)	2019 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(64) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(46)	2019 PIP Restricted Stock Unit Award Agreement.* (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(47)
2019 PIP Restricted Stock Unit Award Agreement (version2) is incorporated by reference to Exhibit 10(iii)(A)(65) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(48)	2019 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(49)	2019 PIP Performance Share Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(53) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(50)
2019 PIP Performance Share Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(67) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(51)	2019 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(52)	2019 PIP Performance Cash Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(56) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(53)
2019 PIP Performance Cash Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(54)	2019 PIP Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(55)	The Restricted Cash Plan, as Amended and Restated as of May 18, 2009 is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(56)	Restricted Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(71) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(57)	The Interpublic Restricted Cash Plan, Restatement effective as of November 12, 2020 is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(58)	Restricted Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(59)	The Interpublic Senior Executive Incentive Plan is incorporated by reference to Exhibit 10(iii)(a)(7) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(60)	Amended and Restated Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.*

10(iii)(A)(61)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(62)	The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

10(iii)(A)(63)	The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(64)	Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(65)	Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(66)	The Interpublic Senior Executive Retirement Income Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(67)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(68)	Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(69)	Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(70)	The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(71)	Description of Changes to the Compensation for Non-Management Directors

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Philippe Krakowsky	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022
Philippe Krakowsky

/s/ Ellen Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Ellen Johnson

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 22, 2022
Jocelyn Carter-Miller

/s/ Mary J. Steele Guilfoile	Director	February 22, 2022
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 22, 2022
Dawn Hudson

/s/ Jonathan F. Miller	Director	February 22, 2022
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 22, 2022
Patrick Q. Moore

/s/ Linda S. Sanford	Director	February 22, 2022
Linda Sanford

/s/ David M. Thomas	Director	February 22, 2022
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 22, 2022
E. Lee Wyatt Jr.