Form 10-Q
period 2022-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2022-10-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares of the registrant’s common stock outstanding as of October 18, 2022 was 388,524,718.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE:
Revenue before billable expenses	$2,296.2	$2,261.7	$6,898.9	$6,559.0
Billable expenses	341.5	280.3	1,043.0	749.6
Total revenue	2,637.7	2,542.0	7,941.9	7,308.6

OPERATING EXPENSES:
Salaries and related expenses	1,546.8	1,511.2	4,701.4	4,389.2
Office and other direct expenses	327.9	300.9	1,001.1	894.8
Billable expenses	341.5	280.3	1,043.0	749.6
Cost of services	2,216.2	2,092.4	6,745.5	6,033.6
Selling, general and administrative expenses	18.5	32.2	57.2	89.8
Depreciation and amortization	67.0	69.4	201.9	208.7
Restructuring charges	(5.8)	(3.5)	0.7	(2.4)
Total operating expenses	2,295.9	2,190.5	7,005.3	6,329.7

OPERATING INCOME	341.8	351.5	936.6	978.9

EXPENSES AND OTHER INCOME:
Interest expense	(44.9)	(42.9)	(125.3)	(135.1)
Interest income	17.0	7.4	38.0	21.9
Other income (expense), net	17.5	2.3	6.8	(76.9)
Total (expenses) and other income	(10.4)	(33.2)	(80.5)	(190.1)

INCOME BEFORE INCOME TAXES	331.4	318.3	856.1	788.8
Provision for income taxes	76.4	73.9	209.2	184.4
INCOME OF CONSOLIDATED COMPANIES	255.0	244.4	646.9	604.4
Equity in net income of unconsolidated affiliates	2.5	0.2	3.3	0.4
NET INCOME	257.5	244.6	650.2	604.8
Net income attributable to non-controlling interests	(5.7)	(4.7)	(9.4)	(9.9)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$251.8	$239.9	$640.8	$594.9

Earnings per share available to IPG common stockholders:
Basic	$0.64	$0.61	$1.63	$1.51
Diluted	$0.64	$0.60	$1.62	$1.49

Weighted-average number of common shares outstanding:
Basic	390.6	393.5	392.7	392.8
Diluted	394.1	399.8	396.2	398.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
NET INCOME	$257.5	$244.6	$650.2	$604.8

OTHER COMPREHENSIVE LOSS
Foreign currency translation:
Foreign currency translation adjustments	(117.7)	(51.2)	(230.2)	(75.6)
Reclassification adjustments recognized in net income	(1.3)	0.5	0.5	(1.0)
	(119.0)	(50.7)	(229.7)	(76.6)
Derivative instruments:
Changes in fair value of derivative instruments	5.2	0.9	17.8	15.8
Recognition of previously unrealized net (gain) loss in net income	(0.4)	(0.3)	(1.1)	4.6
Income tax effect	(1.2)	0.1	(4.2)	(2.5)
	3.6	0.7	12.5	17.9
Defined benefit pension and other postretirement plans:
Net actuarial gains for the period	0.0	5.4	3.4	4.2
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.5	2.4	4.8	7.2
Settlement losses included in net income	—	1.2	—	1.2
Other	(0.2)	0.1	(0.2)	0.1
Income tax effect	(0.3)	(2.1)	(0.9)	(3.1)
	1.0	7.0	7.1	9.6
Other comprehensive loss, net of tax	(114.4)	(43.0)	(210.1)	(49.1)
TOTAL COMPREHENSIVE INCOME	143.1	201.6	440.1	555.7
Less: comprehensive income attributable to non-controlling interests	5.0	3.8	7.7	9.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$138.1	$197.8	$432.4	$546.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$1,768.3	$3,270.0
Accounts receivable, net of allowance of $57.4 and $68.5, respectively	4,121.1	5,177.7
Accounts receivable, billable to clients	2,158.0	2,347.2
Assets held for sale	16.2	8.2
Other current assets	471.3	428.7
Total current assets	8,534.9	11,231.8
Property and equipment, net of accumulated depreciation and amortization of $1,243.3 and $1,201.6, respectively	632.9	675.8
Deferred income taxes	267.2	301.4
Goodwill	4,803.4	4,908.7
Other intangible assets	774.9	847.5
Operating lease right-of-use assets	1,391.6	1,544.4
Other non-current assets	470.3	399.6
TOTAL ASSETS	$16,875.2	$19,909.2

LIABILITIES:
Accounts payable	$6,535.6	$8,960.0
Accrued liabilities	669.3	918.1
Contract liabilities	659.8	688.5
Short-term borrowings	55.8	47.5
Current portion of long-term debt	0.6	0.7
Current portion of operating leases	237.8	265.8
Liabilities held for sale	10.3	9.4
Total current liabilities	8,169.2	10,890.0
Long-term debt	2,902.5	2,908.6
Non-current operating leases	1,409.6	1,576.0
Deferred compensation	293.2	329.1
Other non-current liabilities	634.5	600.7
TOTAL LIABILITIES	13,409.0	16,304.4

Redeemable non-controlling interests (see Note 5)	9.1	15.6

STOCKHOLDERS’ EQUITY:
Common stock	39.6	39.3
Additional paid-in capital	1,239.3	1,226.6
Retained earnings	3,449.9	3,154.3
Accumulated other comprehensive loss, net of tax	(1,102.6)	(894.2)
	3,626.2	3,526.0
Less: Treasury stock	(221.6)	—
Total IPG stockholders’ equity	3,404.6	3,526.0
Non-controlling interests	52.5	63.2
TOTAL STOCKHOLDERS’ EQUITY	3,457.1	3,589.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,875.2	$19,909.2
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$650.2	$604.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	201.9	208.7
Amortization of restricted stock and other non-cash compensation	38.0	57.9
Deferred income tax	26.0	34.6
Net losses on sales of businesses	4.0	18.6
Net amortization of bond discounts and deferred financing costs	2.2	4.8
Loss on early extinguishment of debt	—	74.0
Provision for uncollectible receivables	(5.2)	(6.3)
Other	0.5	1.9
Changes in assets and liabilities, net of acquisitions and divestitures, provided (using) cash:
Accounts receivable	725.6	511.5
Accounts receivable, billable to clients	38.4	(367.3)
Other current assets	(94.7)	(66.3)
Accounts payable	(1,982.4)	(302.1)
Accrued liabilities	(232.0)	(65.2)
Contract liabilities	21.5	(26.3)
Other non-current assets and liabilities	(52.8)	(74.7)
Net cash (used in) provided by operating activities	(658.8)	608.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(118.5)	(123.4)
Deconsolidation of a subsidiary	(20.4)	(16.3)
Net proceeds from investments	2.6	32.7
Other investing activities	10.1	(8.1)
Net cash used in investing activities	(126.2)	(115.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(345.1)	(321.4)
Repurchases of common stock	(221.6)	—
Tax payments for employee shares withheld	(39.9)	(25.0)
Net decrease in short-term borrowings	(27.8)	(9.4)
Distributions to non-controlling interests	(9.6)	(9.0)
Acquisition-related payments	(8.4)	(28.0)
Proceeds from long-term debt	0.0	998.1
Exercise of stock options	0.0	8.0
Early extinguishment of long-term debt	—	(1,066.8)
Other financing activities	(0.5)	(14.3)
Net cash used in financing activities	(652.9)	(467.8)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(59.2)	(40.3)
Net decrease in cash, cash equivalents and restricted cash	(1,497.1)	(14.6)
Cash, cash equivalents and restricted cash at beginning of period	3,272.2	2,511.5
Cash, cash equivalents and restricted cash at end of period	$1,775.1	$2,496.9
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	396.4	$39.6	$1,222.1	$3,311.8	$(988.9)	$(147.9)	$3,436.7	$52.3	$3,489.0
Net income				251.8			251.8	5.7	257.5
Other comprehensive loss					(113.7)		(113.7)	(0.7)	(114.4)
Reclassifications related to redeemable non-controlling interests			0.0				0.0	0.0	0.0
Distributions to non-controlling interests							0.0	(4.4)	(4.4)
Change in redemption value of redeemable non-controlling interests				0.1			0.1		0.1
Repurchase of common stock						(73.7)	(73.7)		(73.7)
Common stock dividends ($0.290 per share)				(113.8)			(113.8)		(113.8)
Stock-based compensation	0.2	0.0	17.4				17.4		17.4
Shares withheld for taxes	0.0	0.0	(0.2)				(0.2)		(0.2)
Other								(0.4)	(0.4)
Balance at September 30, 2022	396.6	$39.6	$1,239.3	$3,449.9	$(1,102.6)	$(221.6)	$3,404.6	$52.5	$3,457.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)	$0.0	$3,526.0	$63.2	$3,589.2
Net income				640.8			640.8	9.4	650.2
Other comprehensive loss					(208.4)		(208.4)	(1.7)	(210.1)
Reclassifications related to redeemable non-controlling interests			(3.1)				(3.1)	0.8	(2.3)
Distributions to non-controlling interests								(9.6)	(9.6)
Change in redemption value of redeemable non-controlling interests				(1.2)			(1.2)		(1.2)
Repurchase of common stock						(221.6)	(221.6)		(221.6)
Common stock dividends ($0.870 per share)				(344.0)			(344.0)		(344.0)
Stock-based compensation	3.3	0.4	53.6				54.0		54.0
Shares withheld for taxes	(1.0)	(0.1)	(38.3)				(38.4)		(38.4)
Other			0.5				0.5	(9.6)	(9.1)
Balance at September 30, 2022	396.6	$39.6	$1,239.3	$3,449.9	$(1,102.6)	$(221.6)	$3,404.6	$52.5	$3,457.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	393.5	$39.3	$1,132.4	$2,777.5	$(886.3)	$3,062.9	$48.4	$3,111.3
Net income				239.9		239.9	4.7	244.6
Other comprehensive loss					(42.1)	(42.1)	(0.9)	(43.0)
Reclassifications related to redeemable non-controlling interests							(0.5)	(0.5)
Distributions to non-controlling interests							(2.2)	(2.2)
Change in redemption value of redeemable non-controlling interests				(1.4)		(1.4)		(1.4)
Common stock dividends ($0.270 per share)				(107.1)		(107.1)		(107.1)
Stock-based compensation	0.1	0.0	19.8			19.8		19.8
Exercise of stock options	0.0	0.0	0.2			0.2		0.2
Shares withheld for taxes	0.0	0.0	(0.8)			(0.8)		(0.8)
Other							0.4	0.4
Balance at September 30, 2021	393.6	$39.3	$1,151.6	$2,908.9	$(928.4)	$3,171.4	$49.9	$3,221.3

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$2,895.0	$48.9	$2,943.9
Net income				594.9		594.9	9.9	604.8
Other comprehensive loss					(48.2)	(48.2)	(0.9)	(49.1)
Reclassifications related to redeemable non-controlling interests							0.1	0.1
Distributions to non-controlling interests							(9.0)	(9.0)
Change in redemption value of redeemable non-controlling interests				(2.1)		(2.1)		(2.1)
Common stock dividends ($0.810 per share)				(320.8)		(320.8)		(320.8)
Stock-based compensation	3.0	0.3	68.9			69.2		69.2
Exercise of stock options	0.6	0.1	8.5			8.6		8.6
Shares withheld for taxes	(0.9)	(0.1)	(25.1)			(25.2)		(25.2)
Other							0.9	0.9
Balance at September 30, 2021	393.6	$39.3	$1,151.6	$2,908.9	$(928.4)	$3,171.4	$49.9	$3,221.3

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The effects of the coronavirus ("COVID-19") pandemic, as well as heightened macroeconomic uncertainty, have impacted and will likely continue to impact our results of operations, cash flows and financial position. The Company’s Consolidated Financial Statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and allowance for expected credit losses on future uncollectible accounts receivable.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have three reportable segments as of September 30, 2022: MD&E, IA&C and SC&E, as further discussed in Note 11. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2022	2021	2022	2021
United States	$1,744.3	$1,612.1	$5,171.8	$4,595.8
International:
United Kingdom	195.5	224.3	646.8	637.4
Continental Europe	184.4	200.2	610.2	625.6
Asia Pacific	219.8	229.0	652.9	673.1
Latin America	113.6	104.3	318.0	290.1
Other	180.1	172.1	542.2	486.6
Total International	893.4	929.9	2,770.1	2,712.8
Total Consolidated	$2,637.7	$2,542.0	$7,941.9	$7,308.6

	Three months ended September 30,		Nine months ended September 30,
Revenue before billable expenses[1]:	2022	2021	2022	2021
United States	$1,523.0	$1,459.3	$4,548.0	$4,204.6
International:
United Kingdom	176.5	195.1	543.7	573.7
Continental Europe	160.1	178.1	539.2	559.4
Asia Pacific	187.1	192.0	549.5	553.6
Latin America	107.4	96.3	297.0	268.6
Other	142.1	140.9	421.5	399.1
Total International	773.2	802.4	2,350.9	2,354.4
Total Consolidated	$2,296.2	$2,261.7	$6,898.9	$6,559.0
1 Revenue before billable expenses was previously labeled as net revenue.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2022	2021	2022	2021
United States	$613.1	$614.4	$1,841.3	$1,752.5
International	381.5	387.1	1,149.9	1,123.5
Total MD&E	$994.6	$1,001.5	$2,991.2	$2,876.0

Revenue before billable expenses:
United States	$606.5	$606.8	$1,811.9	$1,733.2
International	371.5	373.2	1,116.0	1,081.9
Total MD&E	$978.0	$980.0	$2,927.9	$2,815.1

IA&C	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2022	2021	2022	2021
United States	$689.9	$644.0	$2,081.7	$1,883.8
International	367.6	389.3	1,133.4	1,151.6
Total IA&C	$1,057.5	$1,033.3	$3,215.1	$3,035.4

Revenue before billable expenses:
United States	$665.5	$620.5	$2,002.5	$1,810.8
International	307.8	330.7	938.6	978.9
Total IA&C	$973.3	$951.2	$2,941.1	$2,789.7

SC&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2022	2021	2022	2021
United States	$441.3	$353.7	$1,248.8	$959.5
International	144.3	153.5	486.8	437.7
Total SC&E	$585.6	$507.2	$1,735.6	$1,397.2

Revenue before billable expenses:
United States	$251.0	$232.0	$733.6	$660.6
International	93.9	98.5	296.3	293.6
Total SC&E	$344.9	$330.5	$1,029.9	$954.2
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2022	December 31, 2021
Accounts receivable, net of allowance of $57.4 and $68.5, respectively	$4,121.1	$5,177.7
Accounts receivable, billable to clients	2,158.0	2,347.2
Contract assets	56.3	62.3
Contract liabilities (deferred revenue)	659.8	688.5
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $635.9 of unsatisfied performance obligations as of September 30, 2022, which will be recognized as services are performed over the remaining contractual terms through 2027.

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2022	December 31, 2021
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.1 and $0.3, respectively)	4.240%	$249.6	$249.4
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.1 and $2.7, respectively)	4.780%	496.2	495.8
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $3.0 and $4.6, respectively)	4.920%	642.4	641.7
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.7 and $3.9, respectively)	2.512%	495.4	495.0
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.0 and $5.3, respectively)	3.448%	493.7	493.4
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.6 and $4.9, respectively)	5.480%	492.5	492.3
Other notes payable and capitalized leases		33.3	41.7
Total long-term debt		2,903.1	2,909.3
Less: current portion		0.6	0.7
Long-term debt, excluding current portion		$2,902.5	$2,908.6
As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company's long-term debt was $2,485.7 and $3,337.4, respectively. Refer to Note 12 for details.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2022, there were no borrowings under the Credit Agreement; however, we had $9.8 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.2. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2022.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2022, the Company had uncommitted lines of credit in an aggregate amount of $801.6, under which we had outstanding borrowings of $55.8 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2022 was $63.3 with a weighted-average interest rate of approximately 5.0%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2022, there was no commercial paper activity and, as of September 30, 2022, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available to IPG common stockholders	$251.8	$239.9	$640.8	$594.9

Weighted-average number of common shares outstanding - basic	390.6	393.5	392.7	392.8
Dilutive effect of stock options and restricted shares	3.5	6.3	3.5	5.5
Weighted-average number of common shares outstanding - diluted	394.1	399.8	396.2	398.3

Earnings per share available to IPG common stockholders:
Basic	$0.64	$0.61	$1.63	$1.51
Diluted	$0.64	$0.60	$1.62	$1.49

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2022	December 31, 2021
Salaries, benefits and related expenses	$483.0	$685.4
Interest	40.6	39.0
Income taxes payable	26.4	42.8
Office and related expenses	26.0	30.5
Acquisition obligations	15.0	15.4
Restructuring charges	2.8	8.1
Other	75.5	96.9
Total accrued liabilities	$669.3	$918.1

Other Income (Expense), Net
Results of operations for the three and nine months ended September 30, 2022 and 2021 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net gains/(losses) on sales of businesses	$3.1	$(4.4)	$(4.0)	$(18.6)
Loss on early extinguishment of debt	—	—	—	(74.0)
Other	14.4	6.7	10.8	15.7
Other income (expense), net	$17.5	$2.3	$6.8	$(76.9)
Net gains/(losses) on sales of businesses – During the three and nine months ended September 30, 2022 and 2021, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Loss on early extinguishment of debt – During the nine months ended September 30, 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 aggregate principal amount of our 4.000% unsecured senior notes due 2022, all $500.0 aggregate principal amount of our 3.750% unsecured senior notes due 2023, and $250.0 of the $500.0 aggregate principal amount of our 4.200% unsecured senior notes due 2024.
Other - During the three months ended September 30, 2022, the amounts recognized were primarily related to a cash gain from the sale of an equity investment. During the nine months ended September 30, 2022, the amounts recognized were primarily attributable to factors noted for the third quarter of 2022, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest in the second quarter of 2022. During the three and nine months ended September 30, 2021, the amounts recognized were primarily related to a non-cash gain related to the deconsolidation of a previously consolidated subsidiary.

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
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022	2021
Number of shares repurchased	7.1	—
Aggregate cost, including fees	$221.6	$—
Average price per share, including fees	$31.1	$—
As of September 30, 2022, $178.5, excluding fees, remains available for repurchase under the share repurchase program reauthorized in 2022, which has no expiration date.

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
The following table presents changes in our redeemable non-controlling interests.

	Nine months ended September 30,
	2022	2021
Balance at beginning of period	$15.6	$93.1
Change in related non-controlling interests balance	(0.8)	1.1
Changes in redemption value of redeemable non-controlling interests:
Additions	3.1	0.0
Redemptions	(9.4)	(22.7)
Redemption value adjustments	0.6	1.1
Balance at end of period	$9.1	$72.6
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
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	IAN	DXTRA	MD&E	IA&C	SC&E	Total
Balance at January 1, 2021	$4,264.5	$681.0	$—	$—	$—	$4,945.5
Dispositions	(0.2)	0.0	—	—	—	(0.2)
Foreign Currency and Other	(32.7)	(3.9)	—	—	—	(36.6)
Balance at December 31, 2021	$4,231.6	$677.1	$—	$—	$—	$4,908.7
Goodwill Reallocation	(4,231.6)	(677.1)	2,293.0	1,920.2	695.5	—
Balance at January 1, 2022	—	—	2,293.0	1,920.2	695.5	4,908.7
Dispositions and Deconsolidations	—	—	—	(6.5)	0.0	(6.5)
Foreign Currency and Other	—	—	(30.8)	(48.6)	(19.4)	(98.8)
Balance at September 30, 2022	$—	$—	$2,262.2	$1,865.1	$676.1	$4,803.4

Note 6:  Income Taxes
For the three and nine months ended September 30, 2022, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards, partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $100.0 and $110.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
We are effectively settled with respect to U.S. federal income tax audits through 2016. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2015 or non-U.S. income tax audits for years prior to 2010.

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
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three and nine months ended September 30, 2022 and 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Severance and termination costs	$0.0	$(2.1)	$0.2	$(0.1)
Lease impairment costs	(7.3)	(3.2)	(2.0)	(4.2)
Other restructuring costs	1.5	1.8	2.5	1.9
Total restructuring charges	$(5.8)	$(3.5)	$0.7	$(2.4)
Net restructuring charges were comprised of $(5.8) at SC&E for the three months ended September 30, 2022, which include non-cash lease impairment costs of $(7.3) at SC&E.
Net restructuring charges were comprised of $6.0 at IA&C, $(5.4) at SC&E and $0.1 at Corporate and Other for the nine months ended September 30, 2022, which include non-cash lease impairment costs of $5.1 at IA&C and $(7.1) at SC&E.
Net restructuring charges were comprised of $(0.4) at MD&E, $(0.2) at IA&C, $(0.6) at SC&E, and $(2.3) at Corporate and Other for the three months ended September 30, 2021.
Net restructuring charges were comprised of $(0.2) at MD&E, $(0.2) at IA&C, $0.2 at SC&E and $(2.2) at Corporate and Other for the nine months ended September 30, 2021.
A summary of the restructuring activities taken in the first nine months of 2022 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2021	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2022
Severance and termination costs	$9.4	$0.2	$0.0	$6.7	$2.9
Lease impairment costs	0.0	(2.0)	(2.0)	0.0	0.0
Other restructuring costs	0.0	2.5	2.5	0.0	0.0
Total	$9.4	$0.7	$0.5	$6.7	$2.9

Note 8:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the nine months ended September 30, 2022.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.3	$36.39
Performance-based stock (shares)	1.6	$29.97
Total stock-based compensation awards	2.9
During the nine months ended September 30, 2022, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $45.8 and $16.6, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 9:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2021	$(723.2)	$22.9	$(193.9)	$(894.2)
Other comprehensive (loss) income before reclassifications	(228.5)	13.3	3.4	(211.8)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.5	(0.8)	3.7	3.4
Balance as of September 30, 2022	$(951.2)	$35.4	$(186.8)	$(1,102.6)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2020	$(637.6)	$6.8	$(249.4)	$(880.2)
Other comprehensive (loss) income before reclassifications	(74.7)	14.4	2.8	(57.5)
Amount reclassified from accumulated other comprehensive loss, net of tax	(1.0)	3.5	6.8	9.3
Balance as of September 30, 2021	$(713.3)	$24.7	$(239.8)	$(928.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2022	2021	2022	2021
Foreign currency translation adjustments	$(1.3)	$0.5	$0.5	$(1.0)	Other income (expense), net
Net (gain) loss on derivative instruments	(0.4)	(0.3)	(1.1)	4.6	Other income (expense), net, Interest expense
Amortization of defined benefit pension and postretirement plan items	1.5	3.6	4.8	8.4	Other income (expense), net
Tax effect	(0.3)	(0.4)	(0.8)	(2.7)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.5)	$3.4	$3.4	$9.3

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021
Service cost	$0.0	$0.0	$0.9	$1.1	$0.0	$0.0
Interest cost	0.7	0.7	2.1	2.0	0.2	0.2
Expected return on plan assets	(1.1)	(1.4)	(4.7)	(5.2)	0.0	0.0
Settlements	0.0	1.2	0.0	0.0	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.0	0.0	0.0
Unrecognized actuarial losses	0.3	0.5	1.1	1.7	0.1	0.2
Net periodic cost	$(0.1)	$1.0	$(0.6)	$(0.4)	$0.3	$0.4

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021
Service cost	$0.0	$0.0	$3.2	$3.3	$0.0	$0.0
Interest cost	2.1	2.2	6.8	6.0	0.5	0.5
Expected return on plan assets	(3.4)	(4.2)	(15.2)	(15.7)	0.0	0.0
Settlements	0.0	1.2	0.0	0.0	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.1	0.1	0.0	0.0
Unrecognized actuarial losses	1.0	1.3	3.4	5.1	0.3	0.7
Net periodic cost	$(0.3)	$0.5	$(1.7)	$(1.2)	$0.8	$1.2
The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2022, we contributed $0.0 and $12.7 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2022, we expect to contribute approximately $0.0 and $3.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 11:  Segment Information
As of September 30, 2022, we operate our results across three reportable segments: MD&E, IA&C, and SC&E.
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
SC&E primarily provides best-in-class global public relations and other specialized communications services, events, sports and entertainment marketing, and strategic consulting. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies, and DXTRA Health.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total revenue:
MD&E	$994.6	$1,001.5	$2,991.2	$2,876.0
IA&C	1,057.5	1,033.3	3,215.1	3,035.4
SC&E	585.6	507.2	1,735.6	1,397.2
Total	$2,637.7	$2,542.0	$7,941.9	$7,308.6

Revenue before billable expenses:
MD&E	$978.0	$980.0	$2,927.9	$2,815.1
IA&C	973.3	951.2	2,941.1	2,789.7
SC&E	344.9	330.5	1,029.9	954.2
Total	$2,296.2	$2,261.7	$6,898.9	$6,559.0

Segment EBITA[1]:
MD&E	$160.9	$198.5	$416.9	$535.9
IA&C	157.3	152.7	464.9	453.7
SC&E	63.8	54.1	179.3	148.0
Corporate and Other	(20.0)	(32.3)	(61.9)	(94.0)
Total	$362.0	$373.0	$999.2	$1,043.6

Amortization of acquired intangibles:
MD&E	$17.7	$17.9	$53.4	$54.0
IA&C	1.7	2.5	6.4	7.7
SC&E	0.8	1.1	2.8	3.0
Corporate and Other	0.0	0.0	0.0	0.0
Total	$20.2	$21.5	$62.6	$64.7

Depreciation and amortization [2]:
MD&E	$26.0	$26.0	$77.8	$75.3
IA&C	15.1	15.5	44.3	49.0
SC&E	4.2	4.0	12.6	13.3
Corporate and Other	1.5	2.4	4.6	6.4
Total	$46.8	$47.9	$139.3	$144.0

Capital expenditures:
MD&E	$26.9	$36.6	$64.4	$66.8
IA&C	10.0	15.8	27.0	34.9
SC&E	2.4	2.4	5.7	4.7
Corporate and Other	6.9	6.5	21.4	17.0
Total	$46.2	$61.3	$118.5	$123.4

1 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to non-controlling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Total assets:
MD&E	$8,443.0	$9,580.6
IA&C	5,294.0	6,001.1
SC&E	1,649.6	1,594.0
Corporate and Other	1,488.6	2,733.5
Total	$16,875.2	$19,909.2

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
MD&E EBITA	$160.9	$198.5	$416.9	$535.9
IA&C EBITA	157.3	152.7	464.9	453.7
SC&E EBITA	63.8	54.1	179.3	148.0
Corporate and Other EBITA	(20.0)	(32.3)	(61.9)	(94.0)
Less: consolidated amortization of acquired intangibles	20.2	21.5	62.6	64.7
Operating income	341.8	351.5	936.6	978.9
Total (expenses) and other income	(10.4)	(33.2)	(80.5)	(190.1)
Income before income taxes	$331.4	$318.3	$856.1	$788.8

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2022. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,078.1	$0.0	$0.0	$1,078.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$20.7	$20.7	Accrued liabilities and Other non-current liabilities

	December 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,391.8	$0.0	$0.0	$2,391.8	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$33.5	$33.5	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $12.8 from December 31, 2021 to September 30, 2022 is primarily due to payments related to our deferred acquisitions payments from prior-year acquisitions and valuation adjustments, partially offset by the exercises of redeemable non-controlling interest. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$2,452.3	$33.4	$2,485.7	$0.0	$3,295.6	$41.8	$3,337.4
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of September 30, 2022 ranged from 3.0% to 6.0% and 0.4% to 3.4%, respectively.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 13:  Commitments and Contingencies
Guarantees
As discussed in our 2021 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases, uncommitted lines of credit and cash pooling arrangements. As of September 30, 2022 and December 31, 2021, the amount of parent company guarantees on lease obligations was $586.3 and $667.5, respectively, the amount of parent company guarantees relating to uncommitted lines of credit was $267.5 and $306.5, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $93.7 and $104.4, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of September 30, 2022, there were no material assets pledged as security for such parent company guarantees.
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

Note 15:  Subsequent Events
RafterOne Acquisition Closing
On September 23, 2022, we entered into a definitive purchase agreement to acquire approximately 83.9% of the outstanding shares of RafterOne with options to purchase the remaining outstanding shares. The transaction closed on October 3, 2022 for a cash payment of $241.2, subject to customary closing adjustments.

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

EXECUTIVE SUMMARY
Our Business
We are one of the world’s premier global advertising and marketing services companies. With approximately 58,500 employees and operations in all major world markets, we help our clients’ businesses and brands thrive in a consumer economy increasingly defined by digital media, data and continuous change. At IPG, we combine the power of creativity with the benefits of technology, fueling our offerings with a deep understanding of audiences at the individual level, driven by ethical business practices. We have exceptionally talented people, across a balanced portfolio of strong agency brands, who together have set a standard for growth in our industry in recent years.
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
Our financial goals include competitive organic growth of revenue before billable expenses and expansion of Adjusted EBITA margin, as defined and discussed within the Non-GAAP Financial Measure section of this MD&A, which we expect will further strengthen our balance sheet and total liquidity and increase value to our stakeholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made and continue to make in our financial reporting and business information systems in recent years allow us more timely and actionable insights from our global operations. Our disciplined approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage and grow our business. We believe that our strategy and execution position us to meet our financial goals and to deliver long-term value to all of our stakeholders.

Current Market Conditions
In the third quarter of 2022, we experienced organic growth of revenue before billable expenses, driven in our domestic market by growth across nearly all disciplines, most notably in our advertising and media businesses, as well as our experiential businesses. We also had organic growth in our international markets across all geographic regions, bolstered by strong performance at our media and advertising businesses in addition to our public relations agencies. In contrast, we have begun to see some impact of heightened economic uncertainty, most notably in our digital project-based offerings. The continued spread of new COVID-19 variants did not have a significant impact on our growth in the quarter. The future course of the pandemic could negatively impact economic conditions generally or locally and our resulting financial performance. Other macroeconomic risks to our performance for the remainder of 2022 include the impact of any general economic slowdown or contraction, the extent of inflation of labor costs and potential for labor shortages, inflationary pressures on our clients and their customers, the economic impacts of geopolitical conflict and uncertainty, and the impact of continuing and unpredictable supply chain disruptions across the global economy. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. Our results during the first nine months of 2022 were most adversely impacted by the strength of the U.S. Dollar against the Euro, British Pound Sterling, and Japanese Yen.
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
The metrics that we use to evaluate our financial performance include organic change in revenue before billable expenses as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

revenue before billable expenses, as well as Adjusted EBITA. These metrics are also used by management to assess the financial performance of our reportable segments, MD&E, IA&C, and SC&E. In certain of our discussions, we analyze revenue before billable expenses by geographic region and by business sector, in which we focus on our top 500 clients, which typically constitute approximately 85% of our annual consolidated revenue before billable expenses.
Results for the three and nine months ended September 30, 2022, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2022. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,			Nine months ended September 30,
Statement of Operations Data	2022	2021	% Increase/ (Decrease)	2022	2021	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$2,296.2	$2,261.7	1.5%	$6,898.9	$6,559.0	5.2%
Billable expenses	341.5	280.3	21.8%	1,043.0	749.6	39.1%
Total revenue	$2,637.7	$2,542.0	3.8%	$7,941.9	$7,308.6	8.7%

OPERATING INCOME	$341.8	$351.5	(2.8)%	$936.6	$978.9	(4.3)%

Adjusted EBITA [1]	$362.0	$373.0	(2.9)%	$999.2	$1,043.6	(4.3)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$251.8	$239.9		$640.8	$594.9

Earnings per share available to IPG common stockholders:
Basic	$0.64	$0.61		$1.63	$1.51
Diluted	$0.64	$0.60		$1.62	$1.49

Operating Ratios
Organic change in revenue before billable expenses	5.6%	15.0%		8.2%	12.0%

Operating margin on revenue before billable expenses	14.9%	15.5%		13.6%	14.9%
Operating margin on total revenue	13.0%	13.8%		11.8%	13.4%

Adjusted EBITA margin on revenue before billable expenses [1]	15.8%	16.5%		14.5%	15.9%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	67.4%	66.8%		68.1%	66.9%
Office and other direct expenses	14.3%	13.3%		14.5%	13.6%
Selling, general and administrative expenses	0.8%	1.4%		0.8%	1.4%
Depreciation and amortization	2.9%	3.1%		2.9%	3.2%
Restructuring charges [2]	(0.3)%	(0.2)%		0.0%	0.0%

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
2    For the three and nine months ended September 30, 2022, results include net restructuring charges of $(5.8) and $0.7, respectively. For the three and nine months ended September 30, 2021, results include net restructuring charges of $(3.5) and $(2.4), respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.

Total revenue, which includes billable expenses, increased 3.8% during the third quarter of 2022. Our organic increase of revenue before billable expenses was 5.6% for the third quarter of 2022, which was driven by net higher spending from existing

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

clients across most sectors, notably in the health care, financial services, retail and other sectors, which also each increased from net client wins. During the third quarter of 2022, our Adjusted EBITA margin on revenue before billable expenses decreased to 15.8% from 16.5% in the prior-year period as the increase in revenue before billable expenses, discussed below in the “Results of Operations” section, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles.
Total revenue, which includes billable expenses, increased 8.7% during the first nine months of 2022. Our organic increase of revenue before billable expenses was 8.2% for the first nine months of 2022, which was driven by higher spending from existing clients across nearly all sectors, most notably in the health care, financial services, other, technology & telecom and retail sectors. During the first nine months of 2022, our Adjusted EBITA margin on revenue before billable expenses decreased to 14.5% from 15.9% in the prior-year period as the increase in revenue before billable expenses, discussed below in the “Results of Operations” section, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Revenue before billable expenses
Our revenue before billable expenses is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue before billable expenses is typically lowest in the first quarter and highest in the fourth quarter, reflecting the seasonal spending of our clients.

		Components of Change				Change
	Three months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2022	Organic	Total
Consolidated	$2,261.7	$(82.1)	$(9.9)	$126.5	$2,296.2	5.6%	1.5%
Domestic	1,459.3	—	0.0	63.7	1,523.0	4.4%	4.4%
International	802.4	(82.1)	(9.9)	62.8	773.2	7.8%	(3.6)%
United Kingdom	195.1	(28.2)	0.0	9.6	176.5	4.9%	(9.5)%
Continental Europe	178.1	(26.3)	0.0	8.3	160.1	4.7%	(10.1)%
Asia Pacific	192.0	(15.7)	0.0	10.8	187.1	5.6%	(2.6)%
Latin America	96.3	(6.7)	(1.3)	19.1	107.4	19.8%	11.5%
Other	140.9	(5.2)	(8.6)	15.0	142.1	10.6%	0.9%
The 4.4% organic increase during the third quarter of 2022 in our domestic market was driven by growth in our advertising, media and experiential businesses. In our international markets, the 7.8% organic increase was driven by organic growth from all geographic regions, bolstered by strong performance at our media and advertising businesses in addition to our public relations agencies and digital project-based offerings.

		Components of Change				Change
	Nine months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2022	Organic	Total
Consolidated	$6,559.0	$(167.7)	$(31.4)	$539.0	$6,898.9	8.2%	5.2%
Domestic	4,204.6	—	0.0	343.4	4,548.0	8.2%	8.2%
International	2,354.4	(167.7)	(31.4)	195.6	2,350.9	8.3%	(0.1)%
United Kingdom	573.7	(50.9)	0.0	20.9	543.7	3.6%	(5.2)%
Continental Europe	559.4	(62.0)	0.0	41.8	539.2	7.5%	(3.6)%
Asia Pacific	553.6	(34.0)	(5.7)	35.6	549.5	6.4%	(0.7)%
Latin America	268.6	(12.4)	(3.0)	43.8	297.0	16.3%	10.6%
Other	399.1	(8.4)	(22.7)	53.5	421.5	13.4%	5.6%
The 8.2% organic increase during the first nine months of 2022 in our domestic market was driven by growth in our advertising, media and experiential businesses. In our international markets, the 8.3% organic increase was driven by organic growth from all geographic regions, bolstered by strong performance at our media and advertising businesses in addition to our experiential businesses and public relations agencies.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Increase/ (Decrease)	2022	2021	% Increase/ (Decrease)
Salaries and related expenses	$1,546.8	$1,511.2	2.4%	$4,701.4	$4,389.2	7.1%

As a % of revenue before billable expenses:
Salaries and related expenses	67.4%	66.8%		68.1%	66.9%
Base salaries, benefits and tax	57.9%	53.9%		58.1%	54.9%
Incentive expense	3.3%	5.8%		3.9%	5.5%
Severance expense	1.1%	0.8%		0.7%	0.5%
Temporary help	4.0%	5.0%		4.4%	4.7%
All other salaries and related expenses	1.1%	1.3%		1.0%	1.3%
Total salaries and related expenses increased 2.4% during the third quarter of 2022 as compared to the prior-year period, primarily driven by an increase in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by a decrease in performance-based employee compensation expense and temporary help expense.
Total salaries and related expenses increased 7.1% during the first nine months of 2022 as compared to the prior-year period, primarily driven by factors similar to those noted above for the third quarter of 2022.
Office and Other Direct Expenses

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Increase/ (Decrease)	2022	2021	% Increase/ (Decrease)
Office and other direct expenses	$327.9	$300.9	9.0%	$1,001.1	$894.8	11.9%

As a % of revenue before billable expenses:
Office and other direct expenses	14.3%	13.3%		14.5%	13.6%
Occupancy expense	4.8%	5.0%		4.9%	5.2%
All other office and other direct expenses [1]	9.5%	8.3%		9.6%	8.4%

1Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses increased by 9.0% during the third quarter of 2022 as compared to the prior-year period. The increase in office and other direct expenses was mainly due to increases in travel and entertainment expenses, client services costs and professional consulting fees, as well as increases in new business development, partially offset by a decrease in occupancy expense.
Office and other direct expenses increased by 11.9% during the first nine months of 2022 as compared to the prior-year period. The increase in office and other direct expenses was mainly due to factors similar to those noted above for the third quarter of 2022 as well as increases in expenses related to company meetings and conferences.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three months ended September 30, 2022, SG&A decreased as compared to the prior-year period, primarily due to decreases in performance-based incentive compensation expense and general corporate expenses, partially offset by an increase in professional consulting fees. For the first nine months of 2022, SG&A decreased as compared to the prior-year period,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

primarily due to decreases in performance-based incentive compensation expense, partially offset by increases in base salaries, benefits and tax and an increase in professional consulting fees.
Depreciation and Amortization
During the third quarter and first nine months of 2022, depreciation and amortization expenses decreased compared to the prior-year periods.
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
All restructuring actions were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. The amounts for the three and nine months ended September 30, 2022 and 2021 are adjustments to the actions taken in 2020.
The components of the restructuring charges related to the 2020 Restructuring Plan are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Severance and termination costs	$0.0	$(2.1)	$0.2	$(0.1)
Lease impairment costs	(7.3)	(3.2)	(2.0)	(4.2)
Other restructuring costs	1.5	1.8	2.5	1.9
Total restructuring charges	$(5.8)	$(3.5)	$0.7	$(2.4)
Net restructuring charges were comprised of $(5.8) at SC&E for the three months ended September 30, 2022, which include non-cash lease impairment costs of $(7.3) at SC&E.
Net restructuring charges were comprised of $6.0 at IA&C, $(5.4) at SC&E and $0.1 at Corporate and Other for the nine months ended September 30, 2022, which include non-cash lease impairment costs of $5.1 at IA&C and $(7.1) at SC&E.
Net restructuring charges were comprised of $(0.4) at MD&E, $(0.2) at IA&C, $(0.6) at SC&E, and $(2.3) at Corporate and Other for the three months ended September 30, 2021.
Net restructuring charges were comprised of $(0.2) at MD&E, $(0.2) at IA&C, $0.2 at SC&E and $(2.2) at Corporate and Other for the nine months ended September 30, 2021.
A summary of the restructuring activities taken in the first nine months of 2022 related to the 2020 Restructuring Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2021	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2022
Severance and termination costs	$9.4	$0.2	$0.0	$6.7	$2.9
Lease impairment costs	0.0	(2.0)	(2.0)	0.0	0.0
Other restructuring costs	0.0	2.5	2.5	0.0	0.0
Total	$9.4	$0.7	$0.5	$6.7	$2.9

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash interest on debt obligations	$(43.8)	$(42.0)	$(122.6)	$(130.8)
Non-cash interest	(1.1)	(0.9)	(2.7)	(4.3)
Interest expense	(44.9)	(42.9)	(125.3)	(135.1)
Interest income	17.0	7.4	38.0	21.9
Net interest expense	(27.9)	(35.5)	(87.3)	(113.2)
Other income (expense), net	17.5	2.3	6.8	(76.9)
Total (expenses) and other income	$(10.4)	$(33.2)	$(80.5)	$(190.1)
Net interest expense decreased by $7.6 for the three months ended September 30, 2022, compared to a year ago, primarily attributable to decreased cash interest expense as a result of the maturity of our $500.0 in aggregate principal amount 3.750% unsecured senior notes in the fourth quarter of 2021, and higher interest yield on our cash deposits, partially offset by higher interest expense on bank overdrafts, resulting in increased interest income.
Net interest expense decreased by $25.9 for the nine months ended September 30, 2022, compared to a year ago, primarily attributable to factors similar to those noted above for the third quarter of 2022.
Results of operations for the three and nine months ended September 30, 2022 and 2021 include certain items that are not directly associated with our revenue-producing operations.
Other Income (Expense), Net

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net gains/(losses) on sales of businesses	$3.1	$(4.4)	$(4.0)	$(18.6)
Loss on early extinguishment of debt	—	—	—	(74.0)
Other	14.4	6.7	10.8	15.7
Other income (expense), net	$17.5	$2.3	$6.8	$(76.9)
Net gains/(losses) on sales of businesses – During the three and nine months ended September 30, 2022 and 2021, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Loss on early extinguishment of debt – During the nine months ended September 30, 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 aggregate principal amount of our 4.000% unsecured senior notes due 2022, all $500.0 aggregate principal amount of our 3.750% unsecured senior notes due 2023, and $250.0 of the $500.0 aggregate principal amount of our 4.200% unsecured senior notes due 2024.
Other - During the three months ended September 30, 2022, the amounts recognized were primarily related to a cash gain from the sale of an equity investment. During the nine months ended September 30, 2022, the amounts recognized were primarily attributable to factors noted for the third quarter of 2022, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest in the second quarter of 2022. During the three and nine months ended September 30, 2021, the amounts recognized were primarily related to a non-cash gain related to the deconsolidation of a previously consolidated subsidiary.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
INCOME BEFORE INCOME TAXES	$331.4	$318.3	$856.1	$788.8
Provision for income taxes	$76.4	$73.9	$209.2	$184.4
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2022, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards, partially offset by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit.
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
EARNINGS PER SHARE
    Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2022 were $0.64 and $1.63, respectively, compared to basic earnings per share of $0.61 and $1.51 for the three and nine months ended September 30, 2021, respectively. Diluted earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2022 were $0.64 and $1.62, respectively, compared to diluted earnings per share of $0.60 and $1.49 for the three and nine months ended September 30, 2021, respectively.
    Basic and diluted earnings per share for the three months ended September 30, 2022 included a negative impact of $0.04 from the amortization of acquired intangibles and positive impacts of $0.01 from restructuring charges, $0.03 from the sale of an equity investment, and $0.01 from net gains on sales of businesses and the classification of certain assets as held for sale.
    Basic and diluted earnings per share for the nine months ended September 30, 2022 included negative impacts of $0.13 from the amortization of acquired intangibles, $0.01 from net losses on sales of businesses and the classification of certain assets as held for sale, and $0.01 from the deconsolidation of a previously consolidated entity, as well as a positive impact of $0.03 from the sale of an equity investment.
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

Segment Results of Operations – Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have three reportable segments as of September 30, 2022: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2022	Organic	Total
Consolidated	$980.0	$(39.1)	$0.0	$37.1	$978.0	3.8%	(0.2)%
Domestic	606.8	—	0.0	(0.3)	606.5	0.0%	0.0%
International	373.2	(39.1)	0.0	37.4	371.5	10.0%	(0.5)%
The organic increase during the third quarter of 2022 was mainly attributable to net higher spending from existing clients in our retail, financial services and health care sectors. Organic revenue was relatively flat during the third quarter of 2022 in our domestic market, attributable to revenue increases at our media businesses and data management and analytics offset by decreases in our digital project-based offerings. In our international markets, the 10.0% organic increase was primarily driven by increases at our media businesses and digital project-based offerings, and was most notable in the Latin America and Asia Pacific regions.

		Components of Change				Change
	Nine months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2022	Organic	Total
Consolidated	$2,815.1	$(83.0)	$(0.2)	$196.0	$2,927.9	7.0%	4.0%
Domestic	1,733.2	—	0.0	78.7	1,811.9	4.5%	4.5%
International	1,081.9	(83.0)	(0.2)	117.3	1,116.0	10.8%	3.2%
The organic increase during the first nine months of 2022 was mainly attributable to net higher spending from existing clients across nearly all sectors, most notably in the financial services, other, retail and health care sectors. The organic increase during the first nine months of 2022 in our domestic market was driven by factors similar to those noted above for the third quarter of 2022. In our international markets, the organic increase was driven by growth across all disciplines, and was most notable in Continental Europe, Latin America, and Asia Pacific regions.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Segment EBITA	$160.9	$198.5	(18.9)%	$416.9	$535.9	(22.2)%
Segment EBITA margin on revenue before billable expenses	16.5%	20.3%		14.2%	19.0%
Segment EBITA margin decreased during the third quarter of 2022 compared to the prior-year period, as revenue before billable expenses was relatively flat as organic revenue growth was offset by changes in foreign currency, while there was an increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The increase in salaries and related expenses as compared to the prior-year period was primarily driven by increases in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by decreases in performance-based incentive compensation expense. Office and other direct expense increased mainly due to increases in client service costs, travel and entertainment expenses, and professional consulting fees.
Segment EBITA margin decreased during the first nine months of 2022 when compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, was outpaced by the increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 4.0% was outpaced by the increase in salaries and related expenses as compared to the prior year period, primarily driven by factors similar to those noted above for the third quarter of 2022. Office and other direct expenses increased mainly due to factors similar to those noted above for the third quarter of 2022 in addition to increases in expenses related to company meetings and conferences.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.7% during the third quarter of 2022 and the first nine months of 2022, which decreased slightly as compared to the prior-year periods.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2022	Organic	Total
Consolidated	$951.2	$(31.7)	$(9.8)	$63.6	$973.3	6.7%	2.3%
Domestic	620.5	—	0.0	45.0	665.5	7.3%	7.3%
International	330.7	(31.7)	(9.8)	18.6	307.8	5.6%	(6.9)%
The organic increase during the third quarter of 2022 was driven by net higher spending from existing clients in our health care and other sectors, which also increased from net client wins. The 7.3% organic increase during the third quarter of 2022 in our domestic market was driven by growth in our advertising businesses. In our international markets, the 5.6% organic increase was driven by growth in our advertising businesses, and was most notable in the Other region led by the Middle East and Canada.

		Components of Change				Change
	Nine months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2022	Organic	Total
Consolidated	$2,789.7	$(62.5)	$(29.7)	$243.6	$2,941.1	8.7%	5.4%
Domestic	1,810.8	—	0.0	191.7	2,002.5	10.6%	10.6%
International	978.9	(62.5)	(29.7)	51.9	938.6	5.3%	(4.1)%
The organic increase during the first nine months of 2022 was mainly attributable to net higher spending from existing clients in across all sectors, most notably in the health care, other, financial services and technology & telecom sectors, which also increased from net client wins. The organic increase during the first nine months of 2022 in our domestic market was driven by growth in our advertising businesses. In our international markets, the organic increase was driven by growth in our advertising businesses, and was most notable in the Other region led by the Middle East and Canada.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Segment EBITA [1]	$157.3	$152.7	3.0%	$464.9	$453.7	2.1%
Segment EBITA margin on revenue before billable expenses [1]	16.2%	16.1%		15.8%	16.3%

1 Segment EBITA and Segment EBITA margin on revenue before billable expenses includes restructuring charges of $0.0 and $6.0 in the three and nine months ended September 30, 2022, and restructuring charges of $(0.2) and $(0.2) in the three and nine months ended September 30, 2021, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin increased during the third quarter of 2022 compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 2.3% outpaced the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by decreases in performance-based employee compensation expense and temporary help expense. Office and other direct expense increased mainly due to increases in travel and entertainment expenses and client service costs, partially offset by lower occupancy expense as a result of real estate restructuring actions taken in 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA margin decreased during the first nine months of 2022 compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, was outpaced by the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 5.4% was outpaced by the increase in salaries and related expenses as compared to the prior year period, mainly due to increases in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by decreases in performance-based employee compensation expense. Office and other direct expenses increased mainly due to increases in travel and entertainment expenses, client services costs and new business development, partially offset by lower occupancy expense as a result of real estate restructuring actions taken in 2020, and a reduction in the year-over-year change in contingent acquisition obligations.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.6% during the third quarter of 2022 and 1.5% in the first nine months of 2022, which decreased compared to the prior-year periods.

Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2022	Organic	Total
Consolidated	$330.5	$(11.3)	$(0.1)	$25.8	$344.9	7.8%	4.4%
Domestic	232.0	—	0.0	19.0	251.0	8.2%	8.2%
International	98.5	(11.3)	(0.1)	6.8	93.9	6.9%	(4.7)%
The organic increase during the third quarter of 2022 was mainly attributable to net higher spending from existing clients in the health care, technology & telecom, auto & transportation and financial services sectors. The organic increase of 8.2% during the third quarter of 2022 in our domestic market was driven by revenue increases at both our experiential businesses and public relations agencies. In our international market, the 6.9% organic increase was driven by growth at both our public relations agencies and experiential businesses, and was most notable in the United Kingdom and Continental Europe regions.

		Components of Change				Change
	Nine months ended September 30, 2021	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2022	Organic	Total
Consolidated	$954.2	$(22.2)	$(1.5)	$99.4	$1,029.9	10.4%	7.9%
Domestic	660.6	—	0.0	73.0	733.6	11.1%	11.1%
International	293.6	(22.2)	(1.5)	26.4	296.3	9.0%	0.9%
The organic increase during the first nine months of 2022 was mainly attributable to net higher spending from existing clients across nearly all sectors, most notably in the technology & telecom, food & beverage, health care, financial services and auto & transportation sectors. The organic increase during the first nine months of 2022 in our domestic market was driven by revenue increases at both our experiential businesses and public relations agencies. In our international market, the organic increase was driven by growth at both our experiential businesses and public relations agencies, and was most notable in the United Kingdom, Asia Pacific and Continental Europe regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Segment EBITA [1]	$63.8	$54.1	12.5%	$179.3	$148.0	23.3%
Segment EBITA margin on revenue before billable expenses [1]	18.5%	16.4%		17.4%	15.5%

1 Segment EBITA and Segment EBITA margin on revenue before billable expenses include restructuring charges of $(5.8) and $(5.4) in the three and nine months ended September 30, 2022, respectively and restructuring charges of $(0.6) and $0.2 in the three and nine months ended September 30, 2021, respectively. See “Restructuring Charges” in this MD&A and Note 7 to the unaudited Consolidated Financial Statements for further information.
Segment EBITA margin increased during the third quarter of 2022 compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 4.4% outpaced the increase in salaries and related expenses, as compared to the prior-year period, primarily driven by an increase in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by a decrease in performance-based employee compensation expense. Office and other direct expense increased mainly due to increases in travel and entertainment expenses and new business development.
Segment EBITA margin increased during the first nine months of 2022 when compared to the prior-year period, as the increase in revenue before billable expenses of 7.9% outpaced the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth outpaced the increase in salaries and related expenses as compared to the prior year period, mainly due to factors similar to those noted above for the third quarter of 2022. Office and other direct expense increased mainly due to increases in travel and entertainment expenses, as well as increases in new business development and expenses related to company meetings and conferences, partially offset by lower occupancy expense as a result of real estate restructuring actions taken in 2020, and a reduction in the year-over-year change in contingent acquisition obligations.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.2% during the third quarter and first nine months of 2022, which decreased as compared to the prior-year periods.
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
During the third quarter of 2022, Corporate and Other expenses decreased by $12.3 compared to the prior-year period to $20.0, primarily attributable to a decrease in selling, general and administrative expenses, which is discussed in the Results of Operations section. During the first nine months of 2022, Corporate and Other expenses decreased by $32.1 compared to the prior-year period to $61.9, primarily attributable to factors similar to those noted for the third quarter of 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2022	2021
Net income	$650.2	$604.8
Adjustments to reconcile to net cash provided by operating activities [1]	267.4	394.2
Net cash used in working capital [2]	(1,523.6)	(315.7)
Changes in other non-current assets and liabilities	(52.8)	(74.7)
Net cash (used in) provided by operating activities	$(658.8)	$608.6
Net cash used in investing activities	(126.2)	(115.1)
Net cash used in financing activities	(652.9)	(467.8)

1Consist primarily of depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, and deferred income taxes.
2Reflects changes in accounts receivable, other current assets, accounts payable, accrued liabilities and contract liabilities.
Operating Activities
The presentation of the three components of net cash provided by operating activities above reflects the manner in which management views and analyzes this information. Management believes this presentation is useful as it presents cash provided by operating activities separately from the impact of changes in working capital, which is seasonal in nature and is impacted by the timing of media buying on behalf of our clients. Additionally, we view changes in other non-current assets and liabilities separately, as these items are not impacted by the factors described below.
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
Net cash used in operating activities during the first nine months of 2022 was $658.8, which was an increase of $1,267.4 as compared to the first nine months of 2021, primarily due to an increase in working capital usage of $1,207.9. Working capital was primarily impacted by the variation in the timing of collections and payments around the reporting period, as well as the spending levels of our clients.
Investing Activities
Net cash used in investing activities during the first nine months of 2022 was $126.2, which was an increase of $11.1 as compared to the first nine months of 2021, primarily driven by decreases in net proceeds from investments. The payments for capital expenditures were $118.5 and $123.4 in the first nine months of 2022 and 2021, respectively, and decrease in payments for capital expenditures resulted primarily from lower spend on leasehold improvements, partially offset by higher spend on computer hardware.
Financing Activities

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net cash used in financing activities during the first nine months of 2022 was $652.9, primarily driven by the payment of common stock dividends of $345.1 and common stock repurchases of $221.6.
Net cash used in financing activities during the first nine months of 2021 was $467.8, primarily driven by payment for the early extinguishment of long-term debt of $1,066.8 and the payment of common stock dividends of $321.4, partially offset by the net proceeds of $998.1 from the issuance of our $500.0 aggregate principal amount of 2.400% unsecured senior notes due 2031 and $500.0 aggregate principal amount of 3.375% unsecured senior notes due 2041.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $59.2 during the first nine months of 2022. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Euro, Australian Dollar and Indian Rupee as of September 30, 2022 as compared to December 31, 2021.
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
Notable funding requirements include:
•Debt service – As of September 30, 2022, we had outstanding short-term borrowings of $55.8 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.
•Acquisitions – We paid deferred payments of $18.0 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first nine months of 2022. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $16.0 over the next twelve months related to all completed acquisitions as of September 30, 2022. We may also be required to pay approximately $4.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. Additionally, on September 23, 2022 we entered into a definitive purchase agreement to acquire approximately 83.9% of the outstanding shares of RafterOne, with options to purchase the remaining outstanding shares. The transaction closed on October 3, 2022 for a cash payment of $241.2, subject to customary closing adjustments. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first nine months of 2022, we paid a quarterly cash dividend of $0.290 per share on our common stock, which corresponded to an aggregate dividend payment of $345.1. Assuming we pay a quarterly dividend of $0.290 per share, and there is no significant change in the number of outstanding shares as of September 30, 2022, we would expect to pay approximately $452.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors (the "Board") and will depend upon factors such as our earnings, financial position and cash requirements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

•Restructuring – All restructuring charges were identified and initiated in 2020, with all actions completed by the end of the fourth quarter of 2020. Restructuring charges of $0.7 during the first nine months of 2022 are adjustments to the actions taken in 2020. As of September 30, 2022, our remaining liability related to restructuring actions was $2.9.
Share Repurchase Program
In February 2022, our Board reauthorized a program to repurchase, from time to time, up to $400.0 of our common stock. As of September 30, 2022, $178.5, excluding fees, remains available for repurchase under the reauthorized share repurchase program. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. The share repurchase program has no expiration date.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On November 1, 2021, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to November 1, 2026 and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2022, there were no borrowings under the Credit Agreement; however, we had $9.8 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.2.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2022. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	September 30, 2022	Credit Agreement EBITDA Reconciliation	September 30, 2022
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$998.7
Actual leverage ratio	1.70x	Non-operating adjustments [2]	395.2
		Operating income	1,393.9
		Add:
		Depreciation and amortization	331.2
		Other non-cash charges reducing operating income	11.5
		Credit Agreement EBITDA [1]	$1,736.6

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement) for the four quarters then ended.
2Includes adjustments of the following items from our Consolidated Statements of Operations: provision for income taxes, total (expenses) and other income, equity in net income (loss) of unconsolidated affiliates, and net income attributable to non-controlling interests.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2022, the Company had uncommitted lines of credit in an aggregate amount of $801.6, under which we had outstanding borrowings of $55.8 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2022 was $63.3 with weighted-average interest rate of approximately 5.0%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2022, there was no commercial paper activity, and as of September 30, 2022, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2022, the amount netted was $2,426.2.
DEBT CREDIT RATINGS
Our debt credit ratings as of October 18, 2022, are listed below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Expense, Equity in Net Income of Unconsolidated Affiliates, Net Income Attributable to Non-controlling Interests and Amortization of Acquired Intangibles, which we refer to as “Adjusted EBITA”.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income:

•Total (Expenses) and Other Income, Provision for Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Net Income Attributable to Non-controlling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue before billable expenses	$2,296.2	$2,261.7	$6,898.9	$6,559.0

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$251.8	$239.9	$640.8	$594.9

Add Back:
Provision for income taxes	76.4	73.9	209.2	184.4
Subtract:
Total (expenses) and other income	(10.4)	(33.2)	(80.5)	(190.1)
Equity in net income of unconsolidated affiliates	2.5	0.2	3.3	0.4
Net income attributable to non-controlling interests	(5.7)	(4.7)	(9.4)	(9.9)
Operating Income [1]	341.8	351.5	936.6	978.9
Add Back:
Amortization of acquired intangibles	20.2	21.5	62.6	64.7
Adjusted EBITA [1]	$362.0	$373.0	$999.2	$1,043.6
Adjusted EBITA Margin on Revenue before billable expenses	15.8%	16.5%	14.5%	15.9%

1 Calculations include restructuring charges of $(5.8) and $0.7 for the three and nine months ended September 30, 2022 and $(3.5) and $(2.4) for the three and nine months ended September 30, 2021, respectively. See “Restructuring Charges” in this MD&A and Note 7 in Item 1, Financial Statements, for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the third quarter of 2022. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of both September 30, 2022 and December 31, 2021, approximately 97% of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2021 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”), which could materially affect our business, financial condition or future results. In the third quarter of 2022, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2021 Annual Report. The risks described in our 2021 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from July 1, 2022 to September 30, 2022:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs [3]
July 1 - 31	941,244	$27.76	937,853	$226,155,813
August 1 - 31	756,014	$29.58	755,524	$203,809,533
September 1 - 30	932,242	$27.22	929,200	$178,516,700
Total	2,629,500	$28.09	2,622,577
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 3,391 Withheld Shares in July 2022; 490 Withheld Shares in August 2022; and 3,042 Withheld Shares in September 2022, for a total of 6,923 Withheld Shares during the three-month period.

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

3On February 10, 2022, the Company's Board of Directors reauthorized a program to repurchase, from time to time, up to $400.0 million of our common stock (the "2022 Share Repurchase Program"). There is no expiration date associated with the 2022 Share Repurchase Program.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Extension of Existing Executive Change of Control Agreement between the Registrant and Philippe Krakowsky dated October 26, 2022.

10.2	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated October 26, 2022.

10.3	Extension of Existing Executive Change of Control Agreement between the Registrant and Andrew Bonzani dated October 26, 2022.

10.4	Extension of Existing Executive Change of Control Agreement between the Registrant and Christopher Carroll dated October 26, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2022. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: October 26, 2022

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 26, 2022