Form 10-K
period 2022-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2023-02-21
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2022, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $10.8 billion. The number of shares of the registrant’s common stock outstanding as of February 15, 2023 was 385,107,739.

DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2023 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of the Board of Directors,” “Audit Committee Report,” “Delinquent Section 16(a) Reports,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This annual report on Form 10-K contains forward-looking statements. Statements in this report that are not historical facts, including statements regarding goals, intentions, and expectations as to future plans, trends, events, or future results of operations or financial position, constitute forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “intend,” “could,” “would,” “should,” “estimate,” “will likely result” or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results and outcomes to differ materially from those reflected in the forward-looking statements.

Actual results and outcomes could differ materially for a variety of reasons, including, among others:
•the effects of a challenging economy on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
•our ability to attract new clients and retain existing clients;
•our ability to retain and attract key employees;
•the impacts of the COVID-19 pandemic, including potential developments like the emergence of more transmissible or virulent coronavirus variants, and associated mitigation measures, such as restrictions on businesses, social activities and travel, on the economy, our clients and demand for our services;
•risks associated with the effects of global, national and regional economic and political conditions, including counterparty risks and fluctuations in interest rates, inflation rates and currency exchange rates;
•the economic or business impact of military or political conflict in key markets;
•risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a challenging economy;
•potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;
•developments from changes in the regulatory and legal environment for advertising and marketing services companies around the world, including laws and regulations related to data protection and consumer privacy; and
•the impact on our operations of general or directed cybersecurity events;
Investors should carefully consider the foregoing factors and the other risks and uncertainties that may affect our business, including those outlined under Item 1A, Risk Factors, in this annual report on Form 10-K and our quarterly reports on Form 10-Q. Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any of them in light of new information, future events, or otherwise.

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

About Us
We provide marketing, communications and business transformation services that help marketers and brands succeed in today’s digital economy. Combining the power of creativity and technology, our 58,400 employees and operations span all major world markets. Our companies specialize in data, creativity, media, consulting, commerce, behavioral science and communications. Our agencies create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With operations in over 100 countries, we can operate in a single region or deliver global integrated programs.
The role of our holding company is to provide resources and support to ensure that our agencies can best meet clients’ needs and to facilitate collaborative client service among our agencies. Based in New York City, our holding company sets company-wide financial objectives and corporate strategy, establishes financial management and operational controls, guides personnel policy, directs collaborative inter-agency programs, conducts investor relations, manages environmental, social and governance ("ESG") programs, provides enterprise risk management and oversees mergers and acquisitions. In addition, we provide certain centralized functional services that offer our companies operational efficiencies, including accounting and finance, information technology, executive compensation management and recruitment assistance, employee benefits, market research, internal audit, legal services, real estate expertise and travel services.

Our Brands
IPG is a client‐centric company. Accordingly, our offerings and businesses can be integrated by design, in recognition of today’s complex, high‐velocity markets, and the digital‐first, fragmented media environment in which our clients operate. These factors have increased the need for specialized marketing capabilities, developed and housed within IPG’s strong and collaborative agency brands. Our operations support the strategic position that marketers have access to the best and most appropriate Company resources to drive business success, and may access these capabilities from across the IPG network in a seamless model called Open Architecture®. Consistent with this strategic principle, IPG’s agency brands are grouped into reportable segments based on the agencies’ primary capabilities.
•Media, Data & Engagement Solutions provides innovative capabilities and scale in global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. Our brands in this segment include IPG Mediabrands, UM, Initiative, Kinesso, Acxiom, and our digital and commerce specialist agencies Huge, MRM and R/GA.
•Integrated Advertising & Creativity Led Solutions provides advertising, corporate and brand identity services, and strategic consulting. The IPG brands include our leading global networks FCB, IPG Health, McCann Worldgroup, and MullenLowe Group as well as our domestic integrated agencies Campbell Ewald, Carmichael Lynch, Deutsch NY and LA, Hill Holliday, The Martin Agency, Tierney and others. These agencies have the leading role of ideation and the execution of creative ideas across complex integrated campaigns that are foundational to client brand identities.
•Specialized Communications & Experiential Solutions provides best‐in‐class global public relations and communications services, live events, sports and entertainment marketing, and strategic consulting. IPG brands include DXTRA Health, The Weber Shandwick Collective, Golin, Jack Morton, Momentum and Octagon. These agencies create engaging experiences that allow consumers to build emotional connections and lasting relationships with brands.

All our brands leverage IPG’s data and tech offerings to connect brand marketing and performance marketing, driving accelerated growth for our clients.

We list approximately 100 of our companies on our website under the "Our Companies" section, with descriptions, capabilities and office locations for each. To learn more about our broad range of capabilities, visit our website at www.interpublic.com. Information on our website is not part of this report.

Market Strategy
We operate in a media, consumer and technology ecosystem that continues to evolve at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make investments in creative, strategic and technology talent in areas including commerce, fast-growth digital marketing channels, high-growth geographic regions and strategic world markets. In addition, we consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage client-centric collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
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
•Growing our data, commerce and precision marketing capabilities: Our investments in talent and technology - growing data, emerging media and platform capabilities - promise to drive further growth in this dynamic sector of our business. The world in which we live is increasingly digital, and more than ever clients need audience-led thinking to solve for a widening set of business problems and opportunities.
•Reinventing healthcare marketing: We have enhanced and strengthened our position to deliver a comprehensive suite of services and global reach for healthcare clients. To do so, we have attracted and developed the industry’s most awarded and experienced talent, including scientists, strategists, creatives and engagement specialists across the entire healthcare marketing spectrum, enabling us to deliver healthcare information at speed, in ways that are highly personal, culturally relevant, as well as respectful of privacy.
•Integrated marketing solutions: A differentiating aspect of our business is our utilization of Open Architecture solutions that integrate the best talent from our strong agency brands to fulfill the needs of our clients.

Together, these steps have built a culture of strategic creativity and high performance across IPG. In 2022, we once again delivered strong growth. Our three-year organic growth stack stands at 14% – a level of performance that speaks to the strength and relevance of our offerings, particularly in services and sectors demanding emerging media, precision and accountability. These results demonstrate the continued competitiveness of our offerings, the value of our long-term strategy, and the strength of our culture.
In 2022, IPG was once again ranked as the #1 most creatively effective holding company at the U.S. Effie Awards. Other distinctions of note included being listed on the Dow Jones Sustainability Index for North America for the third year in a row, on the Bloomberg Gender Equality Index (GEI) Index for the fourth year in a row and on Newsweek’s Most Responsible Companies for the second year in a row.
Data Offerings
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

Going forward, we plan to continue to enhance the technology layer within our offerings and to build tech-enabled marketing solutions, informed by a holistic understanding of audiences. This allows us to deliver personalized user experiences and more accountable marketing for brands. Combining the power of creativity and technology, we are able to provide marketing, communications and business transformation services that help marketers and brands succeed in today’s digital economy.
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
We began our formal programs over a decade ago. Since then, IPG has seen notable improvements in the diversity of our workforce, and further progress is a management priority. In 2020, IPG became the first advertising holding company to release race and gender composition of its leadership based on its EEO-1 report, and we released our most recent updated report in September 2022. We believe that an environment that encourages respect and trust is key to a creative business like ours, and that a competitive advantage comes with having a variety of perspectives and beliefs in our workforce.
We have been widely recognized for our efforts in this area. In January 2023 we announced that IPG had been included on the Bloomberg GEI for the fourth consecutive year. The index gauges the performance of public companies dedicated to reporting gender related data, and measures gender equality across five pillars: leadership & talent pipeline, equal pay & gender pay parity, inclusive culture, anti-sexual harassment policies, and external brand. Additionally, IPG was listed on Forbes and Statista’s “America’s Best Large Employers 2023” and “World’s Top Female Friendly Companies 2022” indices. The “World’s Top Female Friendly Companies 2022” list is based on a survey of 85,000 women around the world who evaluated their company on topics including supportive policies for women in the workplace and balanced recruitment.
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
During 2022, IPG continued to further evolve our offerings, investing in new capabilities and innovation to help our clients succeed in today’s digital economy. This included acquiring a stake in The Famous Group, a company that creates mixed and augmented reality for sports and other live events. We also formed a joint venture with LeBron James’ The SpringHill Company, known for empowering creative and diverse voices for marketers.
In October 2022, we completed our majority acquisition of RafterOne, a leading global provider of multi-cloud commerce solutions on the Salesforce platform, with options to purchase the remaining outstanding shares. We plan for RafterOne to continue to focus on building around Salesforce to support clients across the IPG network that want to leverage the CRM platform.
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
As of December 31, 2022, we employed approximately 58,400 people, of which approximately 25,000 were employed in the United States.

As of December 31, 2022
Total	58,400
Domestic	25,000
International	33,400
United Kingdom	5,400
Continental Europe	6,700
Asia Pacific	10,300
Latin America	7,000
Other	4,000

We employ a balanced approach in managing our human capital resources. Depending on where a human-capital management function is most effective or efficient, processes are either managed at the holding company or designated to our operating units to adopt strategies appropriate for their client sector, workforce makeup, talent requirements and business demands.
The holding company retains oversight of all human capital resources and activities, setting standards and providing support and policy guidance and sharing programs. At the corporate level, centralized human capital management processes include development of human resources governance and policy; executive compensation for senior leaders across the Company; benefits programs; succession planning focusing on the performance, development and retention of the Company’s senior-most executives and key roles in the operating units; and executive development.
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
Environmental Sustainability Initiatives
IPG understands that climate change has consequences for all of us, bringing challenges for environmental protection, social wellbeing and good governance (ESG). It is a priority for the entire IPG network to take action to address both causes and impacts of climate change. Interpublic is committed to operating sustainably. On the environmental front, this commitment includes measuring our carbon footprint and working toward limiting that footprint. We plan to continue to report regularly on our greenhouse gas emissions, and have set ambitious climate goals to move forward on our emissions reduction targets.
We believe that an integrated approach to ESG – which pursues environmental protection, social protection and good governance simultaneously – brings mutual benefits to our people and the communities where we live and work. To further its environmental goals, the Company works to limit carbon emissions by focusing on areas that include:
•using energy efficiently,
•managing travel with a sustainability lens,
•employing green building practices in our real estate holdings,
•tracking progress on sustainability metrics, and
•working toward greater responsibility for waste and consumption in the spaces we occupy.
In June 2021, Interpublic announced that as part of its commitment to environmental sustainability, the Company is moving forward on an ambitious climate action plan that consists of three simultaneous quantitative goals:
•Science-Based Targets: The Company has submitted its emissions reduction targets to the Science Based Targets initiative (SBTi). This commitment also makes Interpublic a signatory to the Business Ambition for 1.5°C and a member of the United Nations-backed Race to Zero campaign.
•Renewable Electricity: The Company also committed to sourcing 100% renewable electricity by 2030 for its entire portfolio.
•Net-Zero Carbon Emissions: Additionally, the Company formally joined The Climate Pledge, a commitment to reaching net-zero carbon across our business by 2040.

As part of our sustainability efforts and to record our commitments and progress, we currently report annually on our energy use and greenhouse gas emissions. This data which we began measuring in 2015, is reported in line with frameworks that include the Global Reporting Initiative (“GRI”), the CDP (formerly the Carbon Disclosure Project) and the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-Related Financial Disclosures ("TCFD").
In our 2020 GRI report, IPG, for the first time, reported the operational emissions (scope one and scope two emissions) across its entire global portfolio. For 2021, we expanded our assessment of and reporting on scope three emissions to account for and work on reducing impacts throughout the Company’s entire value chain. With IPG’s 2021 ESG report, the Company became the first U.S.-based advertising holding company to receive limited external assurance on certain ESG data and the first to disclose in accordance with TCFD recommendations. Our 2022 report will add third-party assurance for GHG emissions from Scope 3/Category 6, Business Travel.
As part of its sustainability efforts, IPG supports numerous community-based organizations and is actively involved in partnerships that bring together companies to advance diversity, equity and inclusion, and climate action. Among these, IPG is a member of the Global Leadership Group of Ad Net Zero, a trade organization with a goal of supporting the advertising industry as it moves toward a net-zero carbon future for advertising production. We are also a signatory to the U.N. Global Compact and an active supporter of the U.N. Sustainable Development Goals (SDGs), 17 global goals adopted by the United Nations General Assembly as part of its 2030 Agenda for Sustainable Development. We have specifically adopted SDG #6: Access to Water and Sanitation for all.
In recognition of our commitment to and implementation of sustainable business practices, IPG is listed on several ESG-related indices. IPG has once again been included on the Dow Jones Sustainability Index (DJSI) North America. The DJSI North America scores and ranks the ESG performance of the 600 largest U.S. and Canadian companies; the top 20% of sustainability performers are listed on the Index. IPG was also listed on the S&P 500 ESG and the S&P Global 1200 ESG, two S&P indices that recognize companies’ work in the ESG space. The Company was also included for a fourth consecutive year on the FTSE4Good Index, which identifies companies that demonstrate strong ESG practices measured against international standards.
Our latest ESG report and CDP response are available on the “ESG Reporting” page of our website, www.interpublic.com. Information on our website is not part of this report.

Impact of COVID-19
Although the pace and impact of the COVID-19 pandemic has abated in recent months in many locations, both in the United States and internationally, COVID-19 continues to spread extensively, with the regular emergence of new variants of concern of varying degrees of transmissibility and virulence. The early months of the pandemic were characterized by extensive public and private sector measures to address the spread of the virus and its impact on public health systems worldwide, including business closures and limits on operations and public and private adoption of social distancing measures, which adversely impacted our business throughout 2020. In 2021 and early 2022, despite the economic and health impacts from the spread of the Delta and Omicron variants of the COVID-19 virus, we positively benefited from the effects of robust economic recovery in many of our principal markets as vaccination efforts took hold and the overall public health situation improved in many markets. 2022 was characterized by a steady decrease in the impact on our business attributable to COVID-19 and the efforts to address its spread. Although the future course of the pandemic is unpredictable, we continue to believe that our focus on our strategic strengths, which include talent, our differentiated go-to-market strategy, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace.
At the outset of the COVID-19 pandemic, 95 percent of our global workforce moved to a remote work environment. By the end of 2022, a significant portion of our workforce had returned to the office at least part of the time. We continue to adjust our policies and practices to facilitate the new hybrid working environments.
We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes precipitated by the pandemic. In 2020, we took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. Most of these actions were based on our experience and learning in the COVID-19 pandemic and a resulting review of our operations. Additionally, in the fourth quarter of 2022, the Company took further restructuring actions related to new real estate exits and lease terminations to further optimize the real estate footprint supporting our office-home hybrid service model in a post-pandemic economy. We discuss these restructuring actions in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
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
Financial Reporting Segments
Effective January 1, 2022, the Company completed a managerial and operational review, which resulted in organizational realignments to our financial reporting segment structure. As a result, the Company determined we conduct our business across three reportable segments described in Note 15 in Item 8, Financial Statements and Supplementary Data. The three reportable segments are: Media, Data & Engagement Solutions ("MD&E"), Integrated Advertising & Creativity Led Solutions ("IA&C"), and Specialized Communications & Experiential Solutions ("SC&E"). MD&E is comprised of IPG Mediabrands, Acxiom, and Kinesso, as well as our digital and commerce specialist agencies, which include MRM, R/GA, and Huge. IA&C is comprised of leading global networks and agencies that provide a broad range of services, including McCann Worldgroup, IPG Health, MullenLowe Group, Foote, Cone & Belding ("FCB"), and our domestic integrated agencies. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies, and DXTRA Health.
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

Our revenue is typically lowest in the first quarter and highest in the fourth quarter.

	Consolidated Total Revenues for the Three Months Ended
	2022		2021		2020
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$2,568.5	23.5%	$2,257.0	22.0%	$2,359.8	26.0%
June 30	2,735.7	25.1%	2,509.6	24.6%	2,025.7	22.4%
September 30	2,637.7	24.1%	2,542.0	24.8%	2,125.5	23.5%
December 31	2,985.9	27.3%	2,932.1	28.6%	2,550.0	28.1%
	$10,927.8		$10,240.7		$9,061

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue before billable expenses accounted for approximately 20% of revenue before billable expenses in 2022 and 2021. Our largest client accounted for approximately 4% and 3% of revenue before billable expenses in 2022 and 2021, respectively. Based on revenue before billable expenses for the year ended December 31, 2022, our largest client sectors (in alphabetical order) were financial services, healthcare, and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may change its marketing budget at any time.
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
Digital marketing services are a dynamic and growing sector of our business. Our service offerings in this area are covered by laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations, including data shared between countries or regions in which we operate. While we maintain policies and operational procedures to promote effective privacy protection and data management, existing and proposed laws and regulations in this area, such as the General Data Protection Regulation (“GDPR”) in the European Union; the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and other comprehensive privacy laws in Colorado, Connecticut, Utah, and Virginia in the United States; and other different forms of privacy legislation enacted or under consideration across the markets in which we operate, can impact the development, efficacy and profitability of internet-based and other digital marketing. Limitations on the scheduling, content or delivery of direct marketing activities can likewise impact the activities of our agencies offering those services.
With agencies and clients located in over 100 countries worldwide, we are also subject to laws governing our international operations. These include broad anti-corruption laws such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act (2010), which generally prohibit the making or offering of improper payments to government officials and political figures. Export controls and economic sanctions regimes, such as those maintained by the U.S. government and comparable ones by the U.K., the member states of the European Union and the U.N., impose limitations on the Company’s ability to operate in certain geographic regions, including Russia, or to seek or service certain potential clients. Likewise, our Treasury operations must comply with exchange controls, restrictions on currency repatriation and the control requirements of applicable anti-money-laundering statutes.
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

Executive Officers of IPG

Name	Age	Office
Philippe Krakowsky	60	Chief Executive Officer
Ellen Johnson	57	Executive Vice President and Chief Financial Officer
Andrew Bonzani	59	Executive Vice President and General Counsel
Christopher F. Carroll	56	Senior Vice President, Controller and Chief Accounting Officer

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
Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. Mr. Carroll has also served as the finance lead for multiple units within IPG, including as Senior Vice President and Controller of McCann Worldgroup in 2005 and 2006, and as Segment Manager of what is now our Specialized Communications & Experiential Solutions segment from 2017 until 2022. Prior to joining us, Mr. Carroll served in various Chief Accounting Officer and Controller roles, as well as a Financial Vice President at Lucent Technologies, Inc. and began his professional career at PricewaterhouseCoopers from October 1991 to September 2000.

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
We are exposed to risks associated with weak or uncertain regional or global economic conditions and disruption in the financial markets. Market conditions can be and have been adversely affected by natural and human disruptions, such as natural disasters, public health crises, severe weather events, military conflict or civil unrest. The global economy continues to be challenging and may be deteriorating in certain of our principal markets, including as a result of the adverse effects of the continuing impact of the COVID-19 pandemic and related supply chain and labor disruptions, inflationary pressures and conflict in Ukraine. Economic downturns or uncertainty about the strength of the global economy generally, or economic conditions in certain regions or market sectors, and caution on the part of marketers, can have an effect on the demand for advertising and marketing communication services. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, including in connection with the outbreak of the COVID-19 pandemic in 2020, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions or other market disruptions that adversely affect client spending, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.
•The continuing impact of the COVID-19 pandemic remains uncertain and may adversely impact our business, financial condition and results of operations.
The global reach of the COVID-19 pandemic, including the emergence of new variants of the virus, continues to create both regional and worldwide operational volatility, uncertainty and disruption. The extent of the continuing impact will depend on numerous evolving factors, which are highly uncertain and unpredictable, including:
•the duration, severity and scope of the pandemic, including as new variants emerge and spread;
•governmental actions that may be taken in response to the outbreak, including travel restrictions and local or regional business shut-downs and other restrictions;
•the impact of the pandemic on labor costs and supply; and
•the effect of the pandemic on our clients and other business partners, including the impact of supply-chain disruptions.
In the past, some clients, particularly in the early months of the pandemic, responded to weak or volatile economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services, or adjusted, reduced or suspended operating activities, which negatively impacted certain of the markets or industries we serve. These patterns may recur in future periods, including as a result of pandemic developments such as the emergence of new virus variants that may be more transmissible, virulent or both.
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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have won and lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue before billable expenses accounted for approximately 20% of revenue before billable expenses in 2022. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and factors which may be beyond our control. The advertising and marketing services industry can be particularly sensitive to shifts in labor markets, as it is characterized by a high degree of employee mobility and significant use of third-party or temporary workers to staff new, growing or temporary assignments. The impact of the Covid-19 pandemic has contributed in recent years to an increase in labor costs, shortages, disruptions and turnover. In addition, changes to U.S. or other immigration policies or travel restrictions imposed as a result of public health, political or security concerns that restrain the flow of professional talent also may inhibit our ability to staff our offices or projects. If we were to fail to attract key personnel or lose them to competitors or clients, or fail to manage our workforce effectively, our business and results of operations could be adversely affected.
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
Existing and proposed laws and regulations, in particular in the European Union, the United Kingdom and the United States, concerning user privacy, use and protection of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based, digital and targeted marketing. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. Since July 2020, the transfer of personal data, including via cookies or other tracking technologies, under GDPR from the European Economic Area to the United States has come under scrutiny, the lawfulness of which, and the adequacy of protection afforded that data in the United States, continue to be the subject of negotiations between the European Commission and the United States. Separate negotiations are underway between the United Kingdom Information Commissioner’s Office and the United States to determine the lawfulness of data transfers from the United Kingdom to the United States. The collection, processing, and storage of biometric identifiers is increasingly regulated in the United States, and is the subject of class action litigation. Changes in the interpretation of existing consumer protection laws, including restrictions on digital or targeted advertising practices or the enactment or future enforcement of state privacy laws, such as the California CCPA, as amended by the CCPA, or other comprehensive privacy laws in Colorado, Connecticut, Utah, and Virginia, or the application in an unanticipated manner of such laws and regulations, may increase the costs of compliance, harm our business or result in significant penalties or legal liability.
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
We rely extensively and increasingly on information technologies and infrastructure to manage our business (including the digital storage of marketing strategies and client information), develop new business opportunities and digital products, and process business transactions. Our business operations depend on the secure processing, storage, and transmission of confidential and sensitive information over the internet and through interconnected systems, including those of our vendors or service providers. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, phishing attacks and other attempts to gain access to confidential or personal data, denial of service or ransomware attacks or other malicious activities is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. We, our clients and our vendors are increasingly the target of hackers and other threat actors, denial of service attacks and malicious code, which can result in the unauthorized access, misuse, loss, or destruction of data (including confidential and sensitive data), unavailability of services and supply chain disruptions, or other adverse events.
Our business, which increasingly involves the collection, use and transmission of customer data, may make us and our agencies attractive targets for malicious third-party attempts to access this data. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. We utilize in-house and third-party services, including third-party “cloud” computing services, to perform key operational functions, including the storage, transfer or processing of data. System failures or network disruptions or breaches in such in-house or third-party systems could adversely affect our reputation or business or expose us to increased risk of litigation or regulatory enforcement action. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our systems and the confidential and sensitive information we maintain and process. Despite our best efforts, however, the threat landscape is constantly evolving. A cybersecurity incident or data breach affecting the confidentiality, integrity, or availability of the information we process, our data systems, or those operated on our behalf by third-party service providers could adversely affect our ability to manage our risk exposure and could significantly harm our business. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase our potential vulnerability to such breakdowns, malicious intrusions or attacks.
Data privacy or cybersecurity breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personal identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. Any such breaches or breakdowns could result in a loss of our or our clients’ or vendors’ proprietary information, expose us to legal liability and be expensive to remedy. We consider the ethical treatment of data to be a business strength, and the damage to our reputation and business from any such breach could be significant and costly. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies and cyberattack techniques change frequently, or are not recognized until successful and efforts to overcome security measures become more sophisticated. We operate worldwide, and the legal rules governing data transfers are often complex, conflicting, unclear or ever-changing. Increased privacy and cybersecurity requirements may increase our operating costs and negatively impact our business.
Furthermore, in response to the challenges of the COVID-19 pandemic, modified processes, procedures and controls have been required to respond to the changes in our business environment as a significant number of our employees have continued to work from home for at least a portion of the work week. The increase in remote working of our employees may exacerbate risks related to the increased demand for information technology resources, malicious technology-related events, including cyberattacks and phishing attacks, and improper dissemination of personal, proprietary or confidential information.
•International business risks could adversely affect our operations.
We are a global business, with agencies operating in over 100 countries, including every significant world market. Operations outside the United States represent a significant portion of our revenue before billable expenses, approximately 35% in 2022. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, large-scale local or regional public health crises, and other difficult social, political or economic conditions. We also must comply with applicable U.S., local and other international anti-

corruption laws, including the FCPA and the U.K. Anti-Bribery Act (2010), which can be comprehensive, complex and stringent, in all jurisdictions where we operate, certain of which present heightened compliance challenges. Export controls and economic sanctions, such as those maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury, can impose limitations on our ability to operate in certain geographic regions or to seek or service certain potential clients, including in Russia and, increasingly, China. These restrictions can place us at a competitive disadvantage with respect to those competitors who may not be subject to comparable restrictions. Failure to comply or to implement business practices that sufficiently prevent corruption or violation of sanctions laws could result in significant remediation expense and expose us to significant civil and criminal penalties and reputational harm.,
In addition, in developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
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
In 2021, we committed to certain science-based emissions targets, the sourcing of 100% of our electricity needs from renewable sources by 2030 and the realization of net-zero carbon emissions by 2040. Some clients and investors may request that we commit to emissions targets and timeframes that may be more aggressive than the commitments we have already undertaken. Any setbacks in the feasibility or timing of the achievement of our commitments could result in reputational harm or damaged relationships with clients or consumers. We expect the financial and operational costs of complying with ESG laws and regulations or achieving our ESG goals and related certification requirements will grow significantly in future years.
•If our clients experience financial distress, it could negatively affect our own financial position and results.
We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, including those resulting from regional or global economic downturns, the COVID-19 pandemic, and military conflict and other geopolitical risks, could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity.
•If our clients seek to change or delay payment terms, it could negatively affect our own financial position and results.
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
We regularly undertake acquisitions and other investments that we believe will enhance our service offerings to our clients, such as our acquisition of Acxiom in 2018 and RafterOne in 2022. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. Our customary business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved may be unsuccessful in ascertaining or evaluating all such risks. Though we typically structure our acquisitions to provide for future contingent purchase payments that are based on the future performance of the acquired entity, our forecasts of the investment’s future performance also factor into the initial consideration. When actual financial results differ, our returns on the investment could be adversely affected.

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
Agency operating cash flows have a significant impact on our liquidity, and we maintain a commercial paper program, a committed corporate credit facility and uncommitted lines of credit to increase flexibility in support of our operating needs. If any of these sources were unavailable or insufficient, our liquidity and ability to adequately fund our operations could be adversely affected, and we could be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash in the capital markets, and there could be a negative impact on our credit ratings. Rising interest rates will likely increase borrowing costs. We cannot assure you that we would be able to access any new sources of liquidity, including in the capital markets, on commercially reasonable terms or at all or, if accomplished, that we would raise sufficient funds to meet our needs.
We maintain a $1.5 billion committed corporate credit facility (the “Credit Agreement”) as a backstop source of liquidity. The Credit Agreement also supports borrowings under our commercial paper program. Under our commercial paper program, we are authorized to issue short-term debt up to an aggregate amount outstanding at any time of $1.5 billion, which we may use for working capital and general corporate purposes. If credit under the Credit Agreement or our ability to access the commercial paper market were unavailable or insufficient, our liquidity could be adversely affected.
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
As of December 31, 2022, we had substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $5.1 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see Critical Accounting Estimates in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Our financial results are exposed to exchange rate risk.
Because a significant portion of our business is denominated in currencies other than the U.S. Dollar, such as the British Pound Sterling, the Euro, the Japanese Yen and Australian Dollar, fluctuations in exchange rates between the U.S. Dollar and such currencies may adversely affect our financial results.
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
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. In the fourth quarter of 2022, the Company took actions to further optimize our real estate footprint as a result of a shift in our hybrid model used to deliver and support our services in a post-pandemic economy. These Real Estate Actions, taken during the fourth quarter of 2022, reduced our occupied global real estate footprint by approximately 6.7% or 500,000 square feet. In 2020, we took restructuring actions to lower our operating expenses based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations. These actions reduced our global real estate footprint by approximately 15% or 1,700,000 square feet. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 3 in Item 8, Financial Statements and Supplementary Data for further information on our lease commitments and the discussion under "2022 Real Estate Actions" and “2020 Restructuring Plan” in our Item 7 MD&A for further detail.

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
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “IPG”. As of February 15, 2023, there were approximately 8,200 registered holders of our outstanding common stock.
We announced on February 9, 2023 that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.310 per share, payable on March 15, 2023 to holders of record as of the close of business on March 1, 2023. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Sales of Unregistered Securities
Not applicable.

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2022 to December 31, 2022.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	833,385	$27.34	824,727	$155,992,682
November 1 - 30	946,467	$30.68	945,657	$126,984,596
December 1 - 31	1,427,778	$32.90	1,425,000	$80,105,214
Total	3,207,630	$30.80	3,195,384

1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 8,658 Withheld Shares in October 2022; 810 Withheld Shares in November 2022; and 2,778 Withheld Shares in December 2022, for a total of 12,246 Withheld Shares during the three-month period.
2The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase program, described in Note 7 of Item 8, Financial Statements and Supplementary Data, by (b) the sum of the number of Withheld Shares and the number of shares acquired in our share repurchase program.

On February 10, 2022, the Company's Board of Directors reauthorized a program to repurchase, from time to time, up to $400.0 million of our common stock. On February 8, 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2022 share repurchase program. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements. There are no expiration dates associated with the share repurchase programs.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2022 compared to 2021 and 2021 compared to 2020.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 17 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2022 or that have not yet been required to be implemented and may be applicable to our future operations.
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

EXECUTIVE SUMMARY
Our Business
We are one of the world’s premier global advertising and marketing services companies. With approximately 58,400 employees and operations in all major world markets, we help our clients’ businesses and brands thrive in a consumer economy increasingly defined by digital media, data and continuous change. At IPG, we combine the power of creativity with the benefits of technology, fueling our offerings with a deep understanding of audiences at the individual level, driven by ethical business practices. We have exceptionally talented people, across a balanced portfolio of strong agency brands, who together have set a standard for growth in our industry in recent years.
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
Current Market Conditions
In 2022, we experienced organic growth of revenue before billable expenses, driven in our domestic market by growth across nearly all disciplines, most notably in our advertising. media and experiential businesses. We also had organic growth in our international markets across all geographic regions and all disciplines. In contrast, we have begun to see some impact of heightened economic uncertainty, most notably in our digital project-based offerings. The principal macroeconomic risks to our performance include the impact of any general economic slowdown or contraction, the extent of inflation of labor costs and potential for labor shortages, inflationary pressures on our clients and their customers, the economic impacts of geopolitical conflict and uncertainty, and the impact of continuing and unpredictable supply chain disruptions across the global economy. The continued spread of new COVID-19 variants did not have a significant impact on our growth in the quarter or the year. The future course of the pandemic could negatively impact economic conditions generally or locally and our resulting financial performance. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the year ended December 31, 2022 were the British Pound Sterling, the Euro, the Japanese Yen and the Australian Dollar.
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
The metrics that we use to evaluate our financial performance include organic change in revenue before billable expenses as well as the change in certain operating expenses, and the components thereof, expressed as a percentage of consolidated revenue before billable expenses, as well as Adjusted EBITA. These metrics are also used by management to assess the financial performance of our reportable segments, MD&E, IA&C, and SC&E. In certain of our discussions, we analyze revenue before billable expenses by geographic region and by business sector, in which we focus on our top 500 clients, which typically constitute approximately 85% of our annual consolidated revenue before billable expenses.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

The following table presents a summary of our financial performance for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,			Change
				2022 vs 2021	2021 vs 2020
Statement of Operations Data	2022	2021	2020	% Increase/ (Decrease)	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$9,449.4	$9,107.9	$8,064.5	3.7%	12.9%
Billable expenses	1,478.4	1,132.8	996.5	30.5%	13.7%
Total revenue	$10,927.8	$10,240.7	$9,061.0	6.7%	13.0%

OPERATING INCOME [1]	$1,381.2	$1,436.2	$588.4	(3.8)%	144.1%

Adjusted EBITA [1,2]	$1,465.9	$1,522.4	$674.3	(3.7)%	125.8%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$938.0	$952.8	$351.1

Earnings per share available to IPG common stockholders:
Basic [1]	$2.40	$2.42	$0.90
Diluted [1]	$2.37	$2.39	$0.89

Operating Ratios
Organic change in revenue before billable expenses	7.0%	11.9%	(4.8)%

Operating margin on revenue before billable expenses [1]	14.6%	15.8%	7.3%
Operating margin on total revenue [1]	12.6%	14.0%	6.5%

Adjusted EBITA margin on revenue before billable expenses [1,2]	15.5%	16.7%	8.4%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	66.2%	65.6%	66.3%
Office and other direct expenses	14.2%	14.0%	17.0%
Selling, general and administrative expenses	0.9%	1.3%	0.7%
Depreciation and amortization	2.9%	3.1%	3.6%
Restructuring charges [1]	1.1%	0.1%	5.1%

1For the years ended December 31, 2022, 2021 and 2020, results include restructuring charges of $102.4, $10.6 and $413.8, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
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
Total revenue, which includes billable expenses, increased 6.7% during the year ended year ended December 31, 2022. Our organic increase of revenue before billable expenses of 7.0% for the year ended December 31, 2022 was driven by net higher spending from existing clients across nearly all sectors, most notably in the healthcare, financial services, other and retail sectors, which also each increased from net client wins. During the year ended December 31, 2022, our Adjusted EBITA margin on revenue before billable expenses decreased to 15.5% from 16.7% in the prior-year period as the increase in revenue before billable expenses, discussed below in the “Results of Operations” section, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Adjusted EBITA includes $98.6 of restructuring charges related to the 2022 Real Estate Actions which had a negative 1.0% impact on Adjusted EBITA margin on revenue before billable expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Total Revenue, which includes billable expenses, increased 13.0% during the year ended December 31, 2021. Our organic increase of revenue before billable expenses of 11.9% for the year ended December 31, 2021 was driven by net higher spending from existing clients across all sectors, most notably in the healthcare, retail, technology and telecom and other sectors, which also each increased from net client wins. During the year ended December 31, 2021, our Adjusted EBITA margin on revenue before billable expenses increased to 16.7% from 8.4% in the prior-year period as the increase in revenue before billable expenses, discussed below in the “Results of Operations” section, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles.

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

	Year ended December 31, 2021	Components of Change			Year ended December 31, 2022	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$9,107.9	$(266.9)	$(27.4)	$635.8	$9,449.4	7.0%	3.7%
Domestic	5,763.1	0.0	14.4	380.2	6,157.7	6.6%	6.8%
International	3,344.8	(266.9)	(41.8)	255.6	3,291.7	7.6%	(1.6)%
United Kingdom	781.5	(79.7)	0.0	40.4	742.2	5.2%	(5.0)%
Continental Europe	799.7	(90.6)	0.0	55.5	764.6	6.9%	(4.4)%
Asia Pacific	791.4	(57.4)	(4.1)	42.8	772.7	5.4%	(2.4)%
Latin America	396.4	(19.4)	(4.6)	51.2	423.6	12.9%	6.9%
Other	575.8	(19.8)	(33.1)	65.7	588.6	11.4%	2.2%
The 6.6% organic increase in our domestic market was primarily driven by growth in our advertising and media businesses in addition to our experiential businesses and public relations agencies, as well as data management and analytics. In our international markets, the 7.6% organic increase was primarily driven by strong performance at our media, advertising and experiential businesses and our public relations agencies across all geographic regions.

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
The 10.9% organic increase in our domestic market was primarily driven by growth across all disciplines, most notably in our advertising, media and public relations agencies as well as data management and analytics. In our international markets, the 13.9% organic increase was primarily driven by strong performance at our media and advertising businesses and our digital project-based offerings across all geographic regions.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Salaries and Related Expenses

	Years ended December 31,			Change
				2022 vs 2021	2021 vs 2020
	2022	2021	2020	% Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and related expenses	$6,258.3	$5,975.4	$5,345.0	4.7%	11.8%

As a % of revenue before billable expenses:
Salaries and related expenses	66.2%	65.6%	66.3%
Base salaries, benefits and tax	56.6%	53.4%	55.9%
Incentive expense	3.6%	5.2%	3.8%
Severance expense	0.8%	0.9%	1.5%
Temporary help	4.1%	4.8%	3.8%
All other salaries and related expenses	1.1%	1.3%	1.3%
Revenue before billable expenses growth of 3.7% was outpaced by the increase in salaries and related expenses of 4.7% during the year ended December 31, 2022 as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, partially offset by decreased performance-based employee incentive compensation and temporary help expense.
Revenue before billable expenses growth of 12.9% outpaced the increase in salaries and related expenses of 11.8% during the year ended December 31, 2021 as compared to the prior-year period. The ratio improvement was primarily driven by leverage in base salaries, benefits and tax that includes the benefit of initiatives taken in 2020, as well as lower severance expense, partially offset by increased performance-based employee incentive compensation expense as a result of strong operating performance, and increased temporary help expense.

Office and Other Direct Expenses

	Years ended December 31,			Change
				2022 vs 2021	2021 vs 2020
	2022	2021	2020	% Increase/ (Decrease)	% Increase/ (Decrease)
Office and other direct expenses	$1,346.4	$1,279.6	$1,367.9	5.2%	(6.5)%

As a % of revenue before billable expenses:
Office and other direct expenses	14.2%	14.0%	17.0%
Occupancy expense	4.8%	5.0%	6.2%
All other office and other direct expenses [1]	9.4%	9.0%	10.8%

1Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses increased by 5.2% compared to our revenue before billable expenses increase of 3.7% during the year ended December 31, 2022 as compared to the prior-year period. The increase in office and other direct expenses was related to increases in travel and entertainment expenses, professional consulting fees as well as expenses related to client service costs and company meetings and conferences, partially offset by a decrease in occupancy expense and a reduction in the year-over-year change in contingent acquisition obligations.
Office and other direct expenses decreased by 6.5% compared to our revenue before billable expenses increase of 12.9% during the year ended December 31, 2021 as compared to the prior-year period. The decrease in office and other direct expenses was related to savings on occupancy expense as a result of real estate restructuring actions taken in 2020, a reduction in the year-over-year change in contingent acquisition obligations, lower travel and entertainment expenses and lower bad debt expense attributable to an improved credit outlook over the course of the COVID-19 pandemic, partially offset by an increase in employee recruitment costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A decreased in 2022 as compared to the prior-year period, primarily due to a decrease in performance-based incentive compensation expense, partially offset by an increase in professional consulting fees.
SG&A increased in 2021 as compared to the prior-year period, primarily due to increases in salaries and related expenses and performance-based incentive compensation expense.
Depreciation and Amortization
For the years ended December 31, 2022, 2021 and 2020, depreciation and amortization was $189.3, $197.6 and $204.7, respectively. For the years ended December 31, 2022, 2021 and 2020, amortization of acquired intangibles was $84.7, $86.2 and $85.9, respectively.
Restructuring Charges

	Years ended December 31,
	2022[1]	2021[2]	2020
Severance and termination costs	$(0.1)	$0.4	$140.4
Lease restructuring costs	85.4	6.3	256.0
Other restructuring costs	17.1	3.9	17.4
Total restructuring charges	$102.4	$10.6	$413.8

1The amounts for the year ended December 31, 2022 represent 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The 2022 Real Estate Actions did not include any severance and termination costs.
2The amounts for the year ended December 31, 2021 represent adjustments to the actions taken in 2020.
2022 Real Estate Actions
In the fourth quarter of 2022, the Company took Real Estate Actions related to new real estate exits and lease terminations to further optimize the real estate footprint supporting our office-home hybrid service model in a post-pandemic economy. All included opportunities for further efficiencies as a result of the current working environment were identified and completed during the fourth quarter of 2022.
A summary of the restructuring activities related to the 2022 Real Estate Actions is as follows:

	2022 Real Estate Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Lease impairment costs	$84.4	$84.4	$0.0	$0.0
Other restructuring costs	14.2	13.5	0.7	0.0
Total	$98.6	$97.9	$0.7	$0.0
Our restructuring charges for these actions totaled $98.6 for the year ended December 31, 2022. These Real Estate Actions, taken during the fourth quarter of 2022, reduced our occupied global real estate footprint by approximately 6.7% or 500,000 square feet.
Net restructuring charges related to the 2022 Real Estate Actions were comprised of $64.1 at MD&E, $25.9 at IA&C, $8.0 at SC&E and $0.6 at Corporate and Other for the year ended December 31, 2022, which include non-cash lease impairment costs of $54.3, $22.3, $7.0 and $0.8, respectively.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2022 Real Estate Actions, included impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.

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
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Plan
	Liability at December 31, 2021	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Severance and termination costs	$9.4	$(0.1)	$0.0	$7.0	$2.3
Lease impairment costs	0.0	1.0	1.0	0.0	0.0
Other restructuring costs	0.0	2.9	2.9	0.0	0.0
Total	$9.4	$3.8	$3.9	$7.0	$2.3

Our restructuring charges for the year ended December 31, 2022 totaled $3.8, consisting of adjustments to the Company's restructuring actions taken during 2020.
Net restructuring charges related to the 2020 Plan were comprised of $0.1 at MD&E, $7.7 at IA&C, $(4.2) at SC&E and $0.2 at Corporate and Other for the year ended December 31, 2022, which include non-cash lease impairment costs of $0.0, $7.0, $(5.9) and $(0.1), respectively.

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
Net restructuring charges were comprised of $0.1 at MD&E, $2.6 at IA&C, $10.0 at SC&E and $(2.1) at Corporate and Other for the year ended December 31, 2021, which include non-cash lease impairment costs of $(0.9), $(0.1), $7.3 and $0.0, respectively.

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2020
Severance and termination costs	$140.4	$4.5	$61.3	$74.6
Lease impairment costs	256.0	256.0	0.0	0.0
Other	17.4	5.1	12.3	0.0
Total	$413.8	$265.6	$73.6	$74.6

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Our restructuring charges for the year ended December 31, 2020 totaled $413.8 and were designed to reduce our expenses, such as occupancy expense and salaries and related expenses, relative to our revenue before billable expenses on an ongoing basis. These actions, taken during the second, third and fourth quarters of 2020, reduced our global real estate footprint by approximately 15% or 1,700,000 square feet and, further, downsized selected levels of management and staff with severance costs for 1,520 employees or approximately 3%. Of the total charges for the year ended December 31, 2020, $265.6 or 64%, is non-cash, mainly representing the impairment of right-of-use assets of operating leases.
Net restructuring charges were comprised of $159.9 at MD&E, $148.1 at IA&C, $88.7 at SC&E and $17.1 at Corporate and Other for the year ended December 31, 2020, which include non-cash lease impairment costs of $89.3, $101.1, $59.8 and $5.8, respectively.
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

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2022	2021	2020
Cash interest on debt obligations	$(171.3)	$(168.0)	$(186.3)
Non-cash interest	(3.4)	(5.1)	(5.9)
Interest expense	(174.7)	(173.1)	(192.2)
Interest income	63.4	29.7	29.5
Net interest expense	(111.3)	(143.4)	(162.7)
Other expense, net	(1.0)	(70.7)	(64.4)
Total (expenses) and other income	$(112.3)	$(214.1)	$(227.1)
Net Interest Expense
Net interest expense decreased by $32.1 in 2022 compared to a year ago, primarily attributable to decreased cash interest expense as a result of our $500.0 in aggregate principal amount 3.750% unsecured senior notes that matured in the fourth quarter of 2021 and higher interest yield on our cash deposits, partially offset by higher interest expense on bank overdrafts, resulting in increased interest income. Net interest expense decreased by $19.3 in 2021 as compared to 2020, primarily attributable to decreased cash interest expense as a result of our $500.0 in aggregate principal amount 3.500% unsecured senior notes that matured in the fourth quarter of 2020.

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2022	2021	2020
Net losses on sales of businesses	$(11.3)	$(19.4)	$(67.0)
Loss on early extinguishment of debt	0.0	(74.0)	0.0
Other	10.3	22.7	2.6
Total other expense, net	$(1.0)	$(70.7)	$(64.4)
Net losses on sales of businesses – During 2022, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $22.4, $13.3 and $62.9 for the years ended 2022, 2021 and 2020, respectively, which is classified within the Other Investing Activities line in our Consolidated Statements of Cash Flows in Item 8, Financial Statements and Supplementary Data.

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
Other – During 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest. During 2021, the majority of the amounts recognized were related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest, and pension and postretirement costs. During 2020, the amounts recognized were primarily a result of gains on remeasurement of equity interests arising from a change in ownership.

INCOME TAXES

	Years ended December 31,
	2022	2021	2020
Income before income taxes	$1,268.9	$1,222.1	$361.3
Provision for income taxes	$318.4	$251.8	$8.0
Effective income tax rate	25.1%	20.6%	2.2%

Effective Tax Rate
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income.
In 2022, our effective income tax rate of 25.1% was adversely impacted by the establishment of net valuation allowances primarily in Continental Europe, and by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit. This was partially offset by excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards and by the release of previously recorded reserves for tax contingencies.
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to our 2023 year. We do not expect an increase in our tax liability from this new book minimum tax in 2023. The IRA also creates an excise tax of 1% of the value of any stock repurchased by IPG after December 31, 2022. We expect to be subject to this new excise tax, but the amount will vary depending on various factors, including the amount and frequency of any stock issuances and repurchases. As a result of the IRA, tax associated with share repurchases will be included as part of the cost basis of the shares repurchased and recorded as an adjustment to treasury stock.
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
See Note 9 in Item 8, Financial Statements and Supplementary Data for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2022, 2021 and 2020 were $2.40, $2.42 and $0.90 per share, respectively. Diluted earnings per share available to IPG common stockholders for the years ended December 31, 2022, 2021 and 2020 were $2.37, $2.39 and $0.89 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2022 included a negative impact of $0.17 from the amortization of acquired intangibles, negative impacts of $0.20 and $0.19, respectively, from restructuring charges, a negative impact of $0.03 from net losses on sales of businesses and the classification of certain assets as held for sale, a negative impact of $0.01 from the deconsolidation of a previously consolidated entity and a negative impact of $0.02 related to the net set-up of income tax valuation allowances, partially offset by a positive impact of $0.03 from the sale of an equity investment.
Basic and diluted earnings per share for the year ended December 31, 2021 included negative impacts of $0.18 and $0.17, respectively, from the amortization of acquired intangibles, a negative impact of $0.02 from restructuring charges, a negative impact of $0.04 from net losses on sales of businesses and the classification of certain assets as held for sale, a negative impact of $0.14 from the loss on early extinguishment of debt, partially offset by a positive impact of $0.15 related to income tax valuation allowance reversals and a positive impact of $0.01 from the deconsolidation of a previously consolidated entity.
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

Segment Results of Operations
As discussed in Note 15 in Item 8, Financial Statements and Supplementary Data, we have three reportable segments as of December 31, 2022: MD&E, IA&C and SC&E. We also report results for the "Corporate and other" group. Segment information for the prior period has been recast to conform to the current-period presentation.
Media, Data & Engagement Solutions
Revenue before billable expenses

	Year ended December 31, 2021	Components of Change			Year ended December 31, 2022	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,973.6	$(132.6)	$17.1	$253.4	$4,111.5	6.4%	3.5%
Domestic	2,403.6	—	14.4	94.1	2,512.1	3.9%	4.5%
International	1,570.0	(132.6)	2.7	159.3	1,599.4	10.1%	1.9%
The organic increase was mainly attributable to net client wins in our financial services sector and net higher spending from existing clients in our retail and other sectors. The 3.9% organic increase in our domestic market was driven by increases at our media businesses and data management and analytics. In our international markets, the 10.1% organic increase was driven by growth across all disciplines, primarily at our media businesses, and was most notable in the Continental Europe, Latin America and Asia Pacific regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

	Year ended December 31, 2020	Components of Change			Year ended December 31, 2021	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,451.2	$49.2	$(0.1)	$473.3	$3,973.6	13.7%	15.1%
Domestic	2,168.9	—	—	234.7	2,403.6	10.8%	10.8%
International	1,282.3	49.2	(0.1)	238.6	1,570.0	18.6%	22.4%
The organic increase was mainly attributable to net higher spending from existing clients in our retail, healthcare and financial services sectors. The 10.8% organic increase in our domestic market was primarily driven by growth across all disciplines, most notably our media businesses and data management and analytics. In our international markets, the 18.6% organic increase was primarily driven by increases at our media businesses and digital project-based offerings, and was most notable in the Continental Europe and Asia Pacific regions.

Segment EBITA

	Years ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Segment EBITA [1]	$701.8	$818.0	$385.7	(14.2)%	112.1%
Segment EBITA margin on revenue before billable expenses [1]	17.1%	20.6%	11.2%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $64.2, $0.1 and $159.9 of restructuring charges in the year ended December 31, 2022, 2021 and 2020 respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

Segment EBITA margin decreased during 2022 when compared to 2021, as the increase in revenue before billable expenses, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles, primarily due to an increase in restructuring charges in 2022. Revenue before billable expenses growth of 3.5% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by decreases in performance-based incentive compensation and temporary help expense. Office and other direct expense increased due to increases in travel and entertainment expenses, as well as expenses related to company meetings and conferences and professional consulting fees, partially offset by a decrease in occupancy expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses decreased slightly to 2.6% in 2022 from the prior-year period.
Segment EBITA margin increased during 2021 when compared to 2020, as the increase in revenue before billable expenses, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 15.1% outpaced the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, performance-based incentive compensation expense as well as temporary help expense, partially offset by lower severance expense. Office and other direct expense increased due to increases in client service costs, professional consulting fees and new business development, offset by a decrease in bad debt expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses decreased to 2.7% in 2021 from the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

	Year ended December 31, 2021	Components of Change			Year ended December 31, 2022	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,823.8	$(99.5)	$(43.0)	$270.4	$3,951.7	7.1%	3.3%
Domestic	2,454.4	—	—	208.1	2,662.5	8.5%	8.5%
International	1,369.4	(99.5)	(43.0)	62.3	1,289.2	4.5%	(5.9)%
The organic increase was mainly attributable to a combination of net higher spending from existing clients and net client wins in our healthcare, other and financial services sectors. The 8.5% organic increase in our domestic market was driven by growth in our advertising businesses. In our international markets, the 4.5% organic increase was driven by growth in our advertising businesses, and was most notable in the Other region led by the Middle East and Canada.

	Year ended December 31, 2020	Components of Change			Year ended December 31, 2021	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,427.5	$46.4	$(17.7)	$367.6	$3,823.8	10.7%	11.6%
Domestic	2,230.3	—	(8.1)	232.2	2,454.4	10.4%	10.0%
International	1,197.2	46.4	(9.6)	135.4	1,369.4	11.3%	14.4%
The organic increase was mainly attributable to net higher spending from existing clients in across all sectors, most notably in the healthcare, technology & telecom, retail and other sectors. The 10.4% organic increase in our domestic market was driven by growth in our advertising businesses. In our international markets, the 11.3% organic increase was driven by growth in our advertising businesses, and was most notable in the Other region led by the Middle East and Canada.

Segment EBITA

	Years ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Segment EBITA [1]	$624.1	$645.2	$328.5	(3.3)%	96.4%
Segment EBITA margin on revenue before billable expenses [1]	15.8%	16.9%	9.6%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $33.6, $2.6 and $148.1 of restructuring charges in the year ended December 31, 2022, 2021 and 2020 respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
Segment EBITA margin decreased during 2022 when compared to 2021, as the increase in revenue before billable expenses, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles, primarily due to an increase in restructuring charges in 2022. Revenue before billable expenses growth of 3.3% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by decreases in performance-based incentive compensation and temporary help expense. Office and other direct expense increased due to increases in travel and entertainment expense, client service costs and new business development, partially offset by decreases in occupancy expense and professional consulting fees and a reduction in the year-over-year change in contingent acquisition obligations. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses decreased to 1.5% in 2022 from the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Segment EBITA margin increased during 2021 when compared to 2020, as the increase in revenue before billable expenses, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 11.6% outpaced the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in performance-based incentive compensation and temporary help expense, offset by leverage in base salaries, benefits and tax, as well as lower severance expense. Office and other direct expense increased due to increases in employee recruitment and client service costs, new business development and professional consulting fees, offset by a decrease in bad debt expense as well as decreased occupancy expense as a result of restructuring actions taken in 2020. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses decreased to 1.7% in 2021 from the prior-year period.
Specialized Communications & Experiential Solutions
Revenue before billable expenses

	Year ended December 31, 2021	Components of Change			Year ended December 31, 2022	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,310.5	$(34.8)	$(1.5)	$112.0	$1,386.2	8.5%	5.8%
Domestic	905.1	—	—	78.0	983.1	8.6%	8.6%
International	405.4	(34.8)	(1.5)	34.0	403.1	8.4%	(0.6)%
The organic increase was mainly attributable to net higher spending from existing clients in our technology & telecom, auto & transportation and food & beverage sectors and net client wins in our healthcare sector. The 8.6% organic increase in our domestic market was driven by revenue increases at both our experiential businesses and public relations agencies. In our international market, the 8.4% organic increase was driven by growth at both our experiential businesses and public relations agencies, and was most notable in the United Kingdom, Asia Pacific and Continental Europe regions.

	Year ended December 31, 2020	Components of Change			Year ended December 31, 2021	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,185.8	$19.6	$(17.1)	$122.2	$1,310.5	10.3%	10.5%
Domestic	812.2	—	(6.6)	99.5	905.1	12.3%	11.4%
International	373.6	19.6	(10.5)	22.7	405.4	6.1%	8.5%
The organic increase was mainly attributable to net higher spending from existing clients across nearly all sectors, most notably in the other, food & beverage and auto & transportation sectors. The 12.3% organic increase in our domestic market was driven by revenue increases at both our public relations agencies and experiential businesses. In our international market, the 6.1% organic increase was driven by growth at both our public relations agencies and experiential businesses, and was most notable in the United Kingdom region.

Segment EBITA

	Years ended December 31,			Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Segment EBITA [1]	$234.5	$188.6	$41.4	24.3%	355.6%
Segment EBITA margin on revenue before billable expenses [1]	16.9%	14.4%	3.5%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $3.8, $10.0 and $88.7 of restructuring charges in the year ended December 31, 2022, 2021 and 2020 respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Segment EBITA margin increased during 2022 when compared to 2021, as the increase in revenue before billable expenses, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 5.8% outpaced the increase in salaries and related expenses as compared to the prior-year period which was primarily driven by increases in base salaries, benefits and tax, driven by hiring to support revenue growth, offset by decreased performance-based incentive compensation and severance expense. Office and other direct expense increased due to increases in travel and entertainment expenses and new business development, offset by a reduction in the year-over-year change in contingent acquisition obligations as well as decreases in occupancy expense and professional consulting fees. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses decreased to 1.2% in 2022 from the prior-year period.
Segment EBITA margin increased during 2021 when compared to 2020, as the increase in revenue before billable expenses, outpaced the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 10.5% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax and increases in performance-based incentive compensation and temporary help expense. Office and other direct expense decreased due to a decrease in occupancy expense, the year-over-year change in contingent acquisition obligations, as well as decreases in bad debt expense and new business development. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses decreased to 1.4% in 2021 from the prior-year period.

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
Corporate and other expenses decreased by $34.9 to $94.5 during the year ended December 31, 2022 as compared to 2021, primarily attributable to decreases in selling, general and administrative expenses, which was discussed in the Results of Operations section, partially offset by an increase in restructuring charges, Corporate and other expenses in 2021 increased by $48.1 to $129.4 compared to 2020, primarily attributable to an increase in selling, general and administrative expenses, which was discussed in the Results of Operations section, partially offset by a decrease in restructuring charges.
During the year ended December 31, 2022, 2021 and 2020 corporate and other expense includes $0.8, $(2.1) and $17.1 of restructuring charges, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2022	2021	2020
Net income	$956.1	$972.8	$354.2
Adjustments to reconcile to net cash provided by operating activities [1]	417.6	458.7	734.7
Net cash (used in) provided by working capital [2]	(672.3)	743.4	900.1
Changes in other non-current assets and liabilities	(92.6)	(99.3)	(141.8)
Net cash provided by operating activities	$608.8	$2,075.6	$1,847.2
Net cash used in investing activities	(430.1)	(185.3)	(216.2)
Net cash used in financing activities	(899.4)	(1,084.2)	(346.2)

1Consists primarily of depreciation and amortization of fixed assets and intangible assets, non-cash restructuring charges, amortization of restricted stock and other non-cash compensation, net losses on sales of businesses and provision for uncollectible receivables.
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
Net cash provided by operating activities during 2022 was $608.8, which was a decrease of $1,466.8 as compared to 2021. The decrease was primarily driven by an increase in our working capital use and this comparison includes $672.3 used in working capital in 2022, compared with $743.4 generated from working capital in 2021. Working capital in 2022 was primarily impacted by client spending and timing of collections and payments.
Net cash provided by operating activities during 2021 was $2,075.6, which was an increase of $228.4 as compared to 2020. The increase was primarily driven by an increase in our net income of $618.6. This comparison includes $743.4 generated from working capital in 2021, compared with $900.1 generated from working capital in 2020. Working capital in 2021 was primarily impacted by the variation in the timing of collections and payments around the reporting period.
Investing Activities
Net cash used in investing activities during 2022 consisted primarily of payments for acquisitions, net of cash acquired, of $232.2 primarily related to the acquisition of RafterOne which closed on October 3, 2022, as well as payments for capital expenditures of $178.1, related mostly to computer software and hardware.
Net cash used in investing activities during 2021 consisted primarily of payments for capital expenditures of 195.3, related mostly to computer hardware, computer software and leasehold improvements.
Financing Activities
Net cash used in financing activities during 2022 was driven primarily by payments for common stock dividends of $457.3 and common stock repurchases of $320.1, as well as the settlement of a senior note.
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
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net increase of $1.6 in 2022. This increase was primarily a result of the U.S. dollar being weaker than several foreign currencies, including the British Pound Sterling.
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
Notable funding requirements include:
•Debt service – As of December 31, 2022, we had outstanding short-term borrowings of $44.3 from our uncommitted lines of credit used primarily to fund short-term working capital needs. We paid $29.9, net of cash acquired, related to the acquisition of the outstanding ownership interests of a non-operating entity in which we previously held a minority interest, and which resulted in a $36.1 settlement of a senior note issued by IPG previously recorded within long-term debt. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.
•Acquisitions – On September 23, 2022, we entered into a definitive purchase agreement to acquire approximately 83.9% of the outstanding shares of RafterOne, with options to purchase the remaining outstanding shares. We paid $232.2, net of cash acquired, related to the acquisition which closed on October 3, 2022, subject to customary closing adjustments. We paid deferred payments of $18.9 for prior acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $19.0 over the next twelve months related to all completed acquisitions as of December 31, 2022. We may also be required to pay approximately $5.0 related to put options held by minority shareholders if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•Dividends – During 2022, we paid four quarterly cash dividends of $0.290 per share on our common stock, which corresponded to aggregate dividend payments of $457.3. On February 9, 2023, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.310 per share, payable on March 15, 2023 to holders of record as of the close of business on March 1, 2023. Assuming we pay a quarterly dividend of $0.310 per share and there is no significant change in the number of outstanding shares as of December 31, 2022, we would expect to pay approximately $479.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board and will depend upon factors such as our earnings, financial position and cash requirements.
•Restructuring charges – Restructuring charges of $102.4 during the year ended December 31, 2022 are related to real estate impairment charges in the fourth quarter of 2022, as well as adjustments to the actions taken in 2020. As of December 31, 2022, our remaining liability related to restructuring charges was $2.3, which relates solely to the actions taken in 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2022 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2023	2024	2025	2026	2027
Long-term debt [1]	$0.6	$249.8	$0.1	$0.0	$0.0	$2,620.8	$2,871.3
Interest payments on long-term debt [1]	122.4	117.1	111.9	111.6	110.0	937.3	1,510.3
Non-cancelable operating lease obligations [2]	279.1	278.0	247.9	229.0	201.2	569.3	1,804.5
Contingent acquisition payments [3]	28.2	4.3	16.0	0.1	24.3	0.0	72.9
Uncertain tax positions [4]	78.9	90.0	52.8	38.0	5.7	18.1	283.5
Total	$509.2	$739.2	$428.7	$378.7	$341.2	$4,145.5	$6,542.5

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

Share Repurchase Programs
In February 2022, our Board of Directors (the "Board") reauthorized a program to repurchase, from time to time, up to $400.0 of our common stock. As of December 31, 2022, $80.1, excluding fees, remained available for repurchase under the share repurchase program. On February 8, 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2022 share repurchase program. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. There are no expiration dates associated with the share repurchase programs.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
At December 31, 2022, we held $617.8 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. However, as of December 31, 2022, $62.5 of undistributed foreign earnings from certain international entities were not subject to the permanent reinvestment assertion, therefore, the Company has recorded deferred taxes on this amount.
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
The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31,

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
2022, there were no borrowings under the Credit Agreement; however, we had $10.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,489.7.
We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2022. The financial covenant in the Credit Agreement requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.
The table below sets forth the financial covenant in effect as of December 31, 2022.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	December 31, 2022	Credit Agreement EBITDA Reconciliation [1]	December 31, 2022
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$938.0
Actual leverage ratio	1.61x	Non-operating adjustments [2]	443.2
		Operating income	1,381.2
		Add:
		Depreciation and amortization	340.3
		Other non-cash charges reducing operating income	85.4
		Other non-cash adjustments	6.7
		Credit Agreement EBITDA [1]	$1,813.6

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

Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2022, the Company had uncommitted lines of credit in an aggregate amount of $936.2, under which we had outstanding borrowings of $44.3 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2022 was $61.2, with a weighted-average interest rate of approximately 4.6%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. There was no commercial paper activity during 2022 and as of December 31, 2022, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2022 and 2021 the amounts netted were $2,411.2 and $2,774.7, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
DEBT CREDIT RATINGS
Our debt credit ratings as of February 15, 2023 are listed below.

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
Revenue before billable expenses, primarily consisting of fees, commissions and performance incentives, represents the amount of our gross billings excluding billable expenses charged to a client. Generally, our compensation is based on a negotiated fixed price, rate per hour, a retainer, commission or volume. The majority of our fees are recognized over time as services are performed, either utilizing a function of hours incurred and rates per hour, as compared to periodically updated estimates to complete, or ratably over the term of the contract. For certain less-frequent commission-based contracts which

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
contain clauses allowing our clients to terminate the arrangement at any time for no compensation, revenue is recognized at a point in time, typically the date of broadcast or publication.
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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 10 reporting units that were subject to the 2022 annual impairment testing. Our annual impairment review as of October 1, 2022 did not result in an impairment charge at any of our reporting units.
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
For the 2022 and 2021 annual impairment tests, we performed a qualitative impairment assessment for eight and six reporting units, respectively, and performed the quantitative impairment test for two and three reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2022 and 2021 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2022 test, the discount rate we used for our reporting units tested ranged between 11.5% and 13.0%, and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. For the 2022 test, the revenue growth rates for our reporting units used in our analysis were generally between 2.0% and 6.5%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2022 and 2021 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%.

	2022 Impairment Test			2021 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$448.6	> 200%	A	$536.0	> 60%
B	$528.3	> 100%	B	$209.1	> 85%
			C	$300.4	> 175%
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2022, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective carrying values.
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
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The determination of fair value is based on the relief from royalty method of the income approach, which models the cash flows from indefinite-lived intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis includes assumptions related to forecasted future revenues attributable to indefinite-lived intangibles, royalty rates and risk-adjusted discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, the indefinite-lived intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value. Based on this analysis, for the indefinite lived-intangible asset for which we performed a quantitative impairment test as of October 1, 2022, we concluded that it was not impaired because its fair value was in excess of its carrying value.

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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2022, discount rates of 2.95% for the domestic pension plan and 2.90% for the domestic postretirement benefit plan and a weighted-average discount rate of 1.86% for the significant foreign pension plans were used

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
to calculate 2022 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would not have impacted the 2022 net pension and postretirement benefit cost.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2022, we used discount rates of 5.65% for the domestic pension plan and 5.65% for the domestic postretirement benefit plan and a weighted-average discount rate of 4.62% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the benefit obligation as of December 31, 2022 by approximately $12.0 and $12.0, respectively.
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
For 2022, the weighted-average expected rates of return of 5.00% and 4.47% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2023, we plan to use expected rates of return of 6.00% and 5.62% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2022 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 17 in Item 8, Financial Statements and Supplementary Data for further information on certain accounting standards that have been adopted during 2022 or that have not yet been required to be implemented and may be applicable to our future operations.

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholder before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Income of Unconsolidated Affiliates, Net Income Attributable to Non-controlling Interests and Amortization of Acquired Intangibles which we refer to as “Adjusted EBITA”.
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
The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020

Revenue before billable expenses	$9,449.4	$9,107.9	$8,064.5

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$938.0	$952.8	$351.1

Add Back:
Provision for income taxes	318.4	251.8	8.0
Subtract:
Total (expenses) and other income	(112.3)	(214.1)	(227.1)
Equity in net income of unconsolidated affiliates	5.6	2.5	0.9
Net income attributable to non-controlling interests	(18.1)	(20.0)	(3.1)
Operating Income [1]	1,381.2	1,436.2	588.4

Add Back:
Amortization of acquired intangibles	84.7	86.2	85.9

Adjusted EBITA [1]	$1,465.9	$1,522.4	$674.3
Adjusted EBITA Margin on Revenue before billable expenses [1]	15.5%	16.7%	8.4%

1Calculations include restructuring charges of $102.4 in 2022, $10.6 in 2021 and $413.8 and 2020. See “Restructuring Charges” in this MD&A and Note 11 in Item 8, Financial Statements and Supplementary Data, for further information.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 98% and 97% as of December 31, 2022 and 2021, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2022	$(99.2)	$127.1
2021	(110.0)	69.2
We had $2,546.4 of cash, cash equivalents and marketable securities as of December 31, 2022 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated primarily from these investments is subject to both domestic and foreign interest rate movements. During 2022 and 2021, we had interest income of $63.4 and $29.7, respectively. Based on our 2022 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $25.5, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2022 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most adversely impacted our results during the year ended December 31, 2022 were the British Pound Sterling, the Euro, the Japanese Yen and the Australian Dollar. Based on 2022 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2022 levels.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessment for Indefinite-Lived Intangible Assets
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s other intangible assets balance includes $165.1 million of indefinite-live intangible assets as of December 31, 2022. For intangible assets not subject to amortization, management evaluates for impairment annually or more frequently if events or changes in circumstances indicate that an impairment may exist. The determination of fair value is based on the relief from royalty method of the income approach, which incorporates the use of a discounted cash flow analysis. Management’s discounted cash flow analysis includes assumptions related to forecasted future revenues, royalty rates and discount rates.
The principal considerations for our determination that performing procedures relating to the impairment assessment for indefinite-lived intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and the royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimate for the indefinite-lived intangible assets; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty method and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and the royalty rate. Evaluating management’s assumptions related to the discount rate and the royalty rate involved evaluating whether the assumptions used by management were reasonable considering (i) observable royalty rates of comparable businesses and other industry factors; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief from royalty method and (ii) the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2023
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2022	2021	2020
REVENUE:
Revenue before billable expenses	$9,449.4	$9,107.9	$8,064.5
Billable expenses	1,478.4	1,132.8	996.5
Total revenue	10,927.8	10,240.7	9,061.0

OPERATING EXPENSES:
Salaries and related expenses	6,258.3	5,975.4	5,345.0
Office and other direct expenses	1,346.4	1,279.6	1,367.9
Billable expenses	1,478.4	1,132.8	996.5
Cost of services	9,083.1	8,387.8	7,709.4
Selling, general and administrative expenses	87.1	122.3	58.8
Depreciation and amortization	274.0	283.8	290.6
Restructuring charges	102.4	10.6	413.8
Total operating expenses	9,546.6	8,804.5	8,472.6

OPERATING INCOME	1,381.2	1,436.2	588.4

EXPENSES AND OTHER INCOME:
Interest expense	(174.7)	(173.1)	(192.2)
Interest income	63.4	29.7	29.5
Other expense, net	(1.0)	(70.7)	(64.4)
Total (expenses) and other income	(112.3)	(214.1)	(227.1)

Income before income taxes	1,268.9	1,222.1	361.3
Provision for income taxes	318.4	251.8	8.0
Income of consolidated companies	950.5	970.3	353.3
Equity in net income of unconsolidated affiliates	5.6	2.5	0.9
NET INCOME	956.1	972.8	354.2
Net income attributable to non-controlling interests	(18.1)	(20.0)	(3.1)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$938.0	$952.8	$351.1

Earnings per share available to IPG common stockholders:
Basic	$2.40	$2.42	$0.90
Diluted	$2.37	$2.39	$0.89

Weighted-average number of common shares outstanding:
Basic	391.5	393.0	389.4
Diluted	395.1	398.4	393.2
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2022	2021	2020
NET INCOME	$956.1	$972.8	$354.2

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(98.5)	(86.1)	39.4
Reclassification adjustments recognized in net income	4.3	(1.0)	20.0
	(94.2)	(87.1)	59.4

Derivative instruments:
Changes in fair value of derivative instruments	17.5	14.0	11.3
Recognition of previously unrealized (gains) losses included in net income	(1.4)	4.2	2.4
Income tax effect	(4.0)	(2.1)	(3.4)
	12.1	16.1	10.3

Defined benefit pension and other postretirement plans:
Net actuarial gains (losses) for the period	2.4	58.0	(29.2)
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	6.3	9.4	7.4
Settlement and curtailment losses (gains) included in net income	0.0	0.6	(0.1)
Other	4.8	1.3	(3.3)
Income tax effect	0.8	(13.8)	4.6
	14.3	55.5	(20.6)

Other comprehensive (loss) income, net of tax	(67.8)	(15.5)	49.1
TOTAL COMPREHENSIVE INCOME	888.3	957.3	403.3
Less: comprehensive income attributable to non-controlling interests	16.5	18.5	2.4
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$871.8	$938.8	$400.9

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$2,545.3	$3,270.0
Accounts receivable, net of allowance of $48.6 and $68.5, respectively	5,316.0	5,177.7
Accounts receivable, billable to clients	2,023.0	2,347.2
Assets held for sale	5.9	8.2
Other current assets	435.0	428.7
Total current assets	10,325.2	11,231.8
Property and equipment, net of accumulated depreciation and amortization of $1,244.8 and $1,201.6, respectively	637.4	675.8
Deferred income taxes	271.7	301.4
Goodwill	5,050.6	4,908.7
Other intangible assets	818.1	847.5
Operating lease right-of-use assets	1,277.5	1,544.4
Other non-current assets	464.5	399.6
TOTAL ASSETS	$18,845.0	$19,909.2

LIABILITIES:
Accounts payable	$8,235.3	$8,960.0
Accrued liabilities	787.1	918.1
Contract liabilities	680.0	688.5
Short-term borrowings	44.3	47.5
Current portion of long-term debt	0.6	0.7
Current portion of operating leases	235.9	265.8
Liabilities held for sale	—	9.4
Total current liabilities	9,983.2	10,890.0
Long-term debt	2,870.7	2,908.6
Non-current operating leases	1,380.1	1,576.0
Deferred compensation	294.1	329.1
Other non-current liabilities	572.6	600.7
TOTAL LIABILITIES	15,100.7	16,304.4

Redeemable non-controlling interests (see Note 6)	38.3	15.6

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2022 – 389.6; 2021 – 394.3 shares outstanding: 2022 – 386.5; 2021 – 394.3	38.9	39.3
Additional paid-in capital	1,057.5	1,226.6
Retained earnings	3,632.1	3,154.3
Accumulated other comprehensive loss, net of tax	(960.4)	(894.2)
	3,768.1	3,526.0
Less: Treasury stock, at cost: 2022 – 3.1 shares; 2021 – 0.0 shares	120.2	—
Total IPG stockholders’ equity	3,647.9	3,526.0
Non-controlling interests	58.1	63.2
TOTAL STOCKHOLDERS’ EQUITY	3,706.0	3,589.2
TOTAL LIABILITIES AND EQUITY	$18,845.0	$19,909.2
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$956.1	$972.8	$354.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274.0	283.8	290.6
Non-cash restructuring charges	101.8	9.8	265.6
Amortization of restricted stock and other non-cash compensation	50.0	70.1	67.0
Net losses on sales of businesses	11.3	19.4	67.0
Net amortization of bond discounts and deferred financing costs	3.0	5.7	11.4
Loss on early extinguishment of debt	—	74.0	—
Provision for uncollectible receivables	(8.9)	(14.6)	59.5
Deferred income tax	(27.0)	(8.2)	(46.4)
Other	13.4	18.7	20.0
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	(362.7)	(647.6)	551.4
Accounts receivable, billable to clients	244.5	(571.0)	122.5
Other current assets	(61.1)	(45.9)	11.9
Accounts payable	(408.0)	1,858.1	(27.0)
Accrued liabilities	(102.8)	108.9	179.3
Contract liabilities	17.8	40.9	62.0
Other non-current assets and liabilities	(92.6)	(99.3)	(141.8)
Net cash provided by operating activities	608.8	2,075.6	1,847.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(232.2)	—	(4.9)
Capital expenditures	(178.1)	(195.3)	(167.5)
Deconsolidation of a subsidiary	(20.4)	(16.3)	—
Net proceeds from investments	2.6	34.8	13.5
Other investing activities	(2.0)	(8.5)	(57.3)
Net cash used in investing activities	(430.1)	(185.3)	(216.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(457.3)	(427.7)	(398.1)
Repurchases of common stock	(320.1)	—	—
Tax payments for employee shares withheld	(40.3)	(25.5)	(22.3)
Settlement of senior note	(29.9)	—	—
Net (decrease) increase in short-term borrowings	(29.4)	(10.8)	1.5
Distributions to non-controlling interests	(12.3)	(15.5)	(19.5)
Acquisition-related payments	(9.3)	(28.0)	(46.6)
Early extinguishment of long-term debt	—	(1,066.8)	—
Repayment of long-term debt	—	(504.1)	(503.7)
Proceeds from long-term debt	—	998.1	646.2
Exercise of stock options	—	8.0	6.5
Other financing activities	(0.8)	(11.9)	(10.2)
Net cash used in financing activities	(899.4)	(1,084.2)	(346.2)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1.6	(45.4)	31.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(719.1)	760.7	1,315.8
Cash, cash equivalents and restricted cash at beginning of period	3,272.2	2,511.5	1,195.7
Cash, cash equivalents and restricted cash at end of period	$2,553.1	$3,272.2	$2,511.5
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	387.0	$38.7	$977.3	$2,689.9	$(930.0)	$2,775.9	$49.7	$2,825.6
Cumulative effect of accounting change				(6.6)		(6.6)		(6.6)
Net income				351.1		351.1	3.1	354.2
Other comprehensive income					49.8	49.8	(0.7)	49.1
Reclassifications related to redeemable non-controlling interests			6.4			6.4	16.9	23.3
Distributions to non-controlling interests							(19.5)	(19.5)
Change in redemption value of redeemable non-controlling interests			41.2	5.0		46.2		46.2
Common stock dividends ($1.02 per share)				(402.5)		(402.5)		(402.5)
Stock-based compensation	4.4	0.4	80.8			81.2		81.2
Exercise of stock options	0.6	0.1	7.1			7.2		7.2
Shares withheld for taxes	(1.1)	(0.2)	(22.2)			(22.4)		(22.4)
Other			8.7			8.7	(0.6)	8.1
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$2,895.0	$48.9	$2,943.9
Net income				952.8		952.8	20.0	972.8
Other comprehensive loss					(14.0)	(14.0)	(1.5)	(15.5)
Reclassifications related to redeemable non-controlling interests			11.3			11.3	11.4	22.7
Distributions to non-controlling interests							(15.5)	(15.5)
Change in redemption value of redeemable non-controlling interests			39.8	(7.4)		32.4		32.4
Common stock dividends ($1.08 per share)				(428.0)		(428.0)		(428.0)
Stock-based compensation	3.8	0.3	95.5			95.8		95.8
Exercise of stock options	0.6	0.1	8.7			8.8		8.8
Shares withheld for taxes	(1.0)	(0.1)	(28.0)			(28.1)		(28.1)
Other			0.0			0.0	(0.1)	(0.1)
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)	$3,526.0	$63.2	$3,589.2
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)		$3,526.0	$63.2	$3,589.2
Net income				938.0			938.0	18.1	956.1
Other comprehensive loss					(66.2)		(66.2)	(1.6)	(67.8)
Reclassifications related to redeemable non-controlling interests			(3.1)				(3.1)	0.5	(2.6)
Distributions to non-controlling interests								(12.3)	(12.3)
Change in redemption value of redeemable non-controlling interests				(3.0)			(3.0)		(3.0)
Retirement of treasury stock	(7.2)	(0.7)	(199.2)			199.9	0.0		0.0
Repurchase of common stock						(320.1)	(320.1)		(320.1)
Common stock dividends ($1.16 per share)				(457.2)			(457.2)		(457.2)
Stock-based compensation	3.5	0.4	71.2				71.6		71.6
Shares withheld for taxes	(1.0)	(0.1)	(38.7)				(38.8)		(38.8)
Other			0.7				0.7	(9.8)	(9.1)
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(960.4)	$(120.2)	$3,647.9	$58.1	$3,706.0

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
Basis of Presentation
Effective January 1, 2022, the Company completed a managerial and operational review, which resulted in organizational realignments to our financial reporting segment structure. As a result, the Company determined we conduct our business across three reportable segments described in Note 15. The three reportable segments are: Media, Data & Engagement Solutions ("MD&E"), Integrated Advertising & Creativity Led Solutions ("IA&C"), and Specialized Communications & Experiential Solutions ("SC&E"). In conjunction with the new reporting structure, the Company has recast certain prior period amounts, wherever applicable, to reflect our revised organizational alignment. This change does not impact the audited consolidated statements of operations and comprehensive income, consolidated balance sheets, consolidated statement of cash flows and consolidated statements of stockholders' equity for any of the previously reported periods.
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
Restructuring charges relate to the Company's implementation of cost initiatives to better align our cost structure with our revenue, as discussed further in Note 11.
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

Notes to Consolidated Financial Statements
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
Revenue before billable expenses, primarily consisting of fees, commissions and performance incentives, represents the amount of our gross billings excluding billable expenses charged to a client. Generally, our compensation is based on a negotiated fixed price, rate per hour, a retainer, commission or volume. The majority of our fees are recognized over time as services are performed, either utilizing a function of hours incurred and rates per hour, as compared to periodically updated estimates to complete, or ratably over the term of the contract. For certain less-frequent commission-based contracts which contain clauses allowing our clients to terminate the arrangement at any time for no compensation, revenue is recognized at a point in time, typically the date of broadcast or publication. We report revenue net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Accounts Receivable, Billable to Clients
Accounts receivable, billable to clients are primarily comprised of production and media costs that have been incurred but have not yet been billed to clients, as well as fees that have been earned which have not yet been billed to clients. Unbilled amounts are presented in accounts receivable, billable to clients regardless of whether they relate to our fees or production and media costs. A provision is made for unrecoverable costs as deemed appropriate.
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
Leases
As of December 31, 2022, we do not have a material amount of finance leases and the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
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

Notes to Consolidated Financial Statements
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
We review goodwill as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 10 reporting units that were subject to the 2022 annual impairment testing. Our annual impairment review as of October 1, 2022 did not result in an impairment charge for any of our reporting units.
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The determination of fair value is based on the relief from royalty method of the income approach, which models the cash flows from indefinite-lived intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis includes assumptions related to forecasted future revenues attributable to indefinite-lived intangibles, royalty rates and risk-adjusted discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, the indefinite-lived intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value. Based on this analysis, for the indefinite lived-intangible asset for which we performed a quantitative impairment test as of October 1, 2022, we concluded that it was not impaired because its fair value was in excess of its carrying value.
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
The fair value of each reporting unit for 2022 and 2021 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax gain of $2.5 for the year ended December 31, 2022, a pre-tax loss of $5.0 for the year ended December 31, 2021, a pre-tax gain of $1.2 for the year ended December 31, 2020.
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
Redeemable Non-controlling Interests
Many of our acquisitions include provisions under which the non-controlling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable non-controlling interests may be contingent on projected operating performance and satisfying other conditions specified in the related agreements. These payments are also subject to revision in accordance with the terms of the agreements. We record these redeemable non-controlling interests in “mezzanine equity” in our Consolidated Balance Sheets. Each reporting period, redeemable non-controlling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value above initial value prior to exercise will also impact retained earnings or additional paid-in capital (“APIC”), but will not impact net income. Adjustments as a result of currency translation will affect the redeemable non-controlling interest balance, but do not impact retained earnings or additional paid-in capital.
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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable non-controlling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2022, 2021 and 2020, there was no impact to EPS for adjustments related to our redeemable non-controlling interests.
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
In October 2022, we retired 7.2 shares of our treasury stock, which resulted in a reduction in common stock of $0.7, treasury stock of $199.9 and APIC of $199.2. During 2021 and 2020, there was no significant treasury stock activity due to the suspension of the share repurchase program.

Note 2:  Revenue
Disaggregation of Revenue
The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 15.
Media, Data & Engagement Solutions
The MD&E segment provides, and is distinguished by innovative capabilities and scale in, global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. MD&E is comprised of IPG Mediabrands, Acxiom, and Kinesso, as well as our digital and commerce specialist agencies, which include MRM, R/GA, and Huge.
Integrated Advertising & Creativity Led Solutions
The IA&C segment provides advertising, corporate and brand identity services, and strategic consulting. IA&C is distinguished by the leading role of complex integrations of ideation and the execution of advertising and creative campaigns across all communications channels that are foundational to client brand identities. IA&C is comprised of leading global networks and agencies that provide a broad range of services, including McCann Worldgroup, IPG Health, MullenLowe Group, Foote, Cone & Belding ("FCB"), and our domestic integrated agencies.
Specialized Communications & Experiential Solutions
The SC&E segment provides best-in-class global public relations and other specialized communications services, events, sports and entertainment marketing, and strategic consulting. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies and DXTRA Health.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Years ended December 31,
Total revenue:	2022	2021	2020
United States	$7,031.0	$6,360.2	$5,751.5
International:
United Kingdom	902.7	880.5	742.9
Continental Europe	867.5	892.8	763.5
Asia Pacific	918.5	970.1	879.5
Latin America	454.9	430.3	349.7
Other	753.2	706.8	573.9
Total International	3,896.8	3,880.5	3,309.5
Total Consolidated	$10,927.8	$10,240.7	$9,061.0

	Years ended December 31,
Revenue before billable expenses:	2022	2021	2020
United States	$6,157.7	$5,763.1	$5,211.4
International:
United Kingdom	742.2	781.5	664.3
Continental Europe	764.6	799.7	683.6
Asia Pacific	772.7	791.4	710.5
Latin America	423.6	396.4	323.4
Other	588.6	575.8	471.3
Total International	3,291.7	3,344.8	2,853.1
Total Consolidated	$9,449.4	$9,107.9	$8,064.5

MD&E	Years ended December 31,
Total revenue:	2022	2021	2020
United States	$2,547.8	$2,432.6	$2,196.6
International	1,648.9	1,629.1	1,323.8
Total MD&E	$4,196.7	$4,061.7	$3,520.4

Revenue before billable expenses:
United States	$2,512.1	$2,403.6	$2,168.9
International	1,599.4	1,570.0	1,282.3
Total MD&E	$4,111.5	$3,973.6	$3,451.2

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

IA&C	Years ended December 31,
Total revenue:	2022	2021	2020
United States	$2,768.3	$2,555.4	$2,323.0
International	1,557.2	1,621.3	1,401.6
Total IA&C	$4,325.5	$4,176.7	$3,724.6

Revenue before billable expenses:
United States	$2,662.5	$2,454.4	$2,230.3
International	1,289.2	1,369.4	1,197.2
Total IA&C	$3,951.7	$3,823.8	$3,427.5

SC&E	Years ended December 31,
Total revenue:	2022	2021	2020
United States	$1,714.9	$1,372.2	$1,231.9
International	690.7	630.1	584.1
Total SC&E	$2,405.6	$2,002.3	$1,816.0

Revenue before billable expenses:
United States	$983.1	$905.1	$812.2
International	403.1	405.4	373.6
Total SC&E	$1,386.2	$1,310.5	$1,185.8

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2022	December 31, 2021
Accounts receivable, net of allowance of $48.6 and $68.5, respectively	$5,316.0	$5,177.7
Accounts receivable, billable to clients	2,023.0	2,347.2
Contract assets	67.4	62.3
Contract liabilities (deferred revenue)	680.0	688.5
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $780.3 of unsatisfied performance obligations as of December 31, 2022, which will be recognized as services are performed over the remaining contractual terms through 2027.

Note 3:  Leases
As of December 31, 2022 and 2021, the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world, and we do not have a material amount of finance leases. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. As of December 31, 2022, our leases have remaining lease terms of 1 year to 14 years. The discount rate used to measure the lease

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
The following tables present information on our operating leases for the full years of 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020
Operating lease cost	$290.7	$306.0	$318.5
Short-term lease cost	6.4	8.1	10.6
Sublease income	(23.8)	(21.1)	(15.8)
Total lease cost	$273.3	$293.0	$313.3

Cash paid related to operating lease liabilities	$320.9	$347.6	$335.7
Right-of-use assets obtained in exchange for lease liabilities	$93.0	$431.0	$274.4

	As of December 31,
	2022	2021	2020
Weighted-average remaining lease term	Eight years	Eight years	Eight years
Weighted-average discount rate	3.51%	3.45%	4.00%
Our future payments of our operating leases as of December 31, 2022 are listed in the table below.

Period	Net Rent
2023	$279.1
2024	278.0
2025	247.9
2026	229.0
2027	201.2
Thereafter	569.3
Total future lease payments	1,804.5
Less: imputed interest	188.5
Present value of future lease payments	1,616.0
Less: current portion of operating leases	235.9
Non-current operating leases	$1,380.1
As of December 31, 2022, we had additional operating leases that had not yet commenced with future lease payments of approximately $39.0 commencing in 2023 with lease terms of 3 to 11 years.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2022 [1]	2021 [1]
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.0 and $0.3, respectively)	4.240%	$249.7	$249.4
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.0 and $2.6, respectively)	4.780%	496.4	495.8
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.9 and $4.5, respectively)	4.920%	642.6	641.7
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.7 and $3.8, respectively)	2.512%	495.5	495.0
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.0 and $5.3, respectively)	3.448%	493.7	493.4
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.6 and $4.8, respectively)	5.480%	492.6	492.3
Other notes payable and capitalized leases		0.8	41.7
Total long-term debt		2,871.3	2,909.3
Less: current portion		0.6	0.7
Long-term debt, excluding current portion		$2,870.7	$2,908.6

1See Note 13 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2022.

2023	$0.6
2024	249.8
2025	0.1
2026	0.0
2027	0.0
Thereafter	2,620.8
Total long-term debt	$2,871.3
For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2022 and 2021, we had total unamortized debt issuance costs of $26.2 and $29.4, respectively. Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
As of December 31, 2022 and 2021, the estimated fair value of the Company's long-term debt was $2,552.3 and $3,337.4, respectively. Refer to Note 13 for details.
Debt Transactions
We paid $29.9, net of cash acquired, related to the acquisition of the outstanding ownership interests of a non-operating entity in which we previously held a minority interest, and which resulted in a $36.1 settlement of a senior note issued by IPG previously recorded within long-term debt.
Credit Arrangement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2022 and 2021, there were no borrowings under the Credit Agreement; however, we had $10.3 and $10.7 of letters of credit under the Credit Agreement, which reduced our total availability to $1,489.7 and $1,489.3, respectively. In addition to other customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement. We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2022.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2022, the applicable margin was 0.125% for Base Rate advances and 1.125% for Eurocurrency Rate borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee on each lender's revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.

Financial Covenant
Leverage ratio (not greater than): [1]	3.50x

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2022 and 2021, the Company had uncommitted lines of credit in an aggregate amount of $936.2 and $846.2, under which we had outstanding borrowings of $44.3 and $47.5 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2022 and 2021 were $61.2 and $60.2, respectively, with weighted-average interest rates of approximately 4.6% and 3.4%, respectively.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Commercial paper proceeds are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. Commercial paper maturities vary but may not exceed 397 days from the date of issue. As of both December 31, 2022 and 2021, there was no commercial paper outstanding. There was no outstanding commercial paper under the program during both 2022 and 2021.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2022 and 2021 the amounts netted were $2,411.2 and $2,774.7, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 5:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2022	2021	2020
Net income available to IPG common stockholders	$938.0	$952.8	$351.1

Weighted-average number of common shares outstanding - basic	391.5	393.0	389.4
Dilutive effect of stock options and restricted shares	3.6	5.4	3.8
Weighted-average number of common shares outstanding - diluted	395.1	398.4	393.2

Earnings per share available to IPG common stockholders:
Basic	$2.40	$2.42	$0.90
Diluted	$2.37	$2.39	$0.89

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
During 2022, we completed one acquisition, recorded in the MD&E reportable segment. On September 23, 2022, we entered into a definitive purchase agreement to acquire approximately 83.9% of the outstanding shares of RafterOne with options to purchase the remaining outstanding shares. The transaction closed on October 3, 2022, subject to customary closing adjustments. We paid $232.2, net of cash acquired, related to the acquisition. The purpose of the acquisition is to combine the Company's media, creative, marketing services and analytics capabilities, global scale and consumer insights, with RafterOne's Salesforce capabilities for commerce, service, data, marketing and customer experience. We recorded approximately $209.5 of goodwill and $62.0 of other intangible assets related to the acquisition of RafterOne.
During 2021, no acquisitions occurred.
During 2020, we completed four acquisitions, three of which were included in the IA&C reportable segment, and one of which was included in the SC&E reportable segment. These acquisitions include a traditional advertising agency based in Colombia, a marketing and communications agency based in the U.K., a boutique post-production company based in New York, and a mobile app design agency based in the U.K. During 2020, we recorded approximately $28.0 of goodwill and other intangible assets related to our acquisitions.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2022, 2021 or 2020.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2022	2021	2020
Cost of investment: current-year acquisitions	$235.4	$—	$8.5
Cost of investment: prior-year acquisitions	9.3	28.0	45.9
Less: net cash acquired	(3.2)	—	(2.9)
Total cost of investment	241.5	28.0	51.5
Operating payments [1]	9.6	39.1	2.9
Total cash paid for acquisitions [2]	$251.1	$67.1	$54.4

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
2Of the total cash paid for acquisitions, $232.2, $0.0 and $4.9 for the years ended December 31, 2022, 2021 and 2020, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions. Of the total cash paid for acquisitions, $9.3, $28.0 and $46.6 for the years ended December 31, 2022, 2021 and 2020, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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
For acquisitions, we record deferred payment and redeemable non-controlling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 16 for further information on contingent acquisition obligations. Redeemable non-controlling interests are adjusted quarterly, if necessary, to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact retained earnings or additional paid in capital, except for foreign currency translation adjustments. The following table presents changes in our redeemable non-controlling interests.

	Years ended December 31,
	2022	2021	2020
Balance at beginning of period	$15.6	$93.1	$164.7
Change in related non-controlling interests balance	(0.5)	2.2	(5.4)
Changes in redemption value of redeemable non-controlling interests:
Additions	30.3	0.0	0.0
Redemptions and other	(9.9)	(41.9)	(20.6)
Redemption value adjustments	2.8	(37.8)	(45.6)
Balance at end of period	$38.3	$15.6	$93.1

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 7:  Supplementary Data
Valuation and Qualifying Accounts – Accounts Receivable, Allowance for Expected Credit Losses

	Years ended December 31,
	2022	2021	2020
Balance at beginning of period	$68.5	$98.3	$40.2
Cumulative effect of accounting change [1]	0.0	0.0	9.0
Charges to costs and expenses [2]	(5.8)	(14.9)	50.5
Adjustments:
(Dispositions)/Acquisitions	(0.9)	(3.2)	8.6
Uncollectible accounts written off	(12.8)	(9.8)	(11.2)
Recoveries	1.9	0.3	0.2
Foreign currency translation adjustments	(2.3)	(2.2)	1.0
Balance at end of period	$48.6	$68.5	$98.3

1Cumulative effect of accounting change represents the pre-tax adjustment to our allowance for expected credit losses for our adoption of ASC Topic 326, Current Expected Credit Losses, effective January 1, 2020.
2Includes the reversal of our allowance for credit losses as a result of improved credit outlook over the course of the COVID-19 pandemic.

Property and Equipment

	December 31,
	2022	2021
Furniture and equipment	$640.8	$653.5
Leasehold improvements	528.6	571.3
Internal-use computer software	581.4	513.5
Land and buildings	131.4	139.1
Gross property and equipment	1,882.2	1,877.4
Less: accumulated depreciation and amortization	(1,244.8)	(1,201.6)
Total property and equipment, net	$637.4	$675.8
Total depreciation and amortization expense, which excludes the amortization of acquired intangibles, for property and equipment for the years ended December 31, 2022, 2021 and 2020 was $189.3, $197.6 and $204.7, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2022	2021
Salaries, benefits and related expenses	$554.0	$685.4
Income taxes payable	64.7	42.8
Interest	37.3	39.0
Office and related expenses	28.9	30.5
Acquisition obligations	18.7	15.4
Restructuring charges	2.2	8.1
Other	81.3	96.9
Total accrued liabilities	$787.1	$918.1

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Other Expense, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2022	2021	2020
Net losses on sales of businesses	$(11.3)	$(19.4)	$(67.0)
Loss on early extinguishment of debt	—	(74.0)	—
Other	10.3	22.7	2.6
Total other expense, net	$(1.0)	$(70.7)	$(64.4)
Net losses on sales of businesses – During 2022, 2021 and 2020, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $22.4, $13.3 and $62.9 for the years ended 2022, 2021 and 2020, respectively, which is classified within the Other Investing Activities line in our Consolidated Statements of Cash Flows.
Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 in aggregate principal amount of our 4.000% Senior Notes, all $500.0 in aggregate principal amount of our 3.750% Senior Notes, and $250.0 of the $500.0 in aggregate principal amount of our 4.200% Senior Notes.
Other – During 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest. During 2021, the majority of the amounts recognized were related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest, and pension and postretirement costs. During 2020, the amounts recognized were primarily a result of gains on remeasurement of equity interests arising from a change in ownership.

Share Repurchase Programs
In February 2022, our Board of Directors (the "Board") reauthorized a program to repurchase, from time to time, up to $400.0 of our common stock.
On February 8, 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2022 share repurchase program.
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. The timing and amount of repurchases in future periods will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the year ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020
Number of shares repurchased	10.3	—	—
Aggregate cost, including fees	$320.1	$—	$—
Average price per share, including fees	$31.01	$—	$—
As of December 31, 2022, $80.1, excluding fees, remains available for repurchase under the share repurchase program reauthorized in 2022, which has no expiration date.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Supplemental Cash Flow Information

	Years ended December 31,
	2022	2021	2020
Cash paid for interest	$171.1	$175.9	$182.2
Changes in operating lease right-of-use assets and lease liabilities [1]	55.1	(35.2)	192.6
Cash paid for income taxes, net of refunds [2]	255.7	229.1	89.1

1For the year ended December 31, 2022, comprised of the impairments of operating lease right-of-use asset of $85.4 classified in Non-cash restructuring charges, offset by $30.3 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2021, comprised of the impairments of operating lease right-of-use asset of $6.3, classified in Non-cash restructuring charges, offset by $41.5 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2020, comprised of the impairments of operating lease right-of-use assets of $209.9, classified in Non-cash restructuring charges and $17.3, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows.
2Refunds of $35.7, $47.1 and $124.2 were received for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The changes in the carrying value of goodwill for our reportable segments, MD&E, IA&C and SC&E, for the years ended December 31, 2022 and 2021 are listed below.

	IAN	DXTRA	MD&E	IA&C	SC&E	Total [1]
Balance as of December 31, 2020	$4,264.5	$681.0	$—	$—	$—	$4,945.5
Dispositions	(0.2)	—	—	—	—	(0.2)
Foreign currency and other	(32.7)	(3.9)	—	—	—	(36.6)
Balance as of December 31, 2021	$4,231.6	$677.1	$—	$—	$—	$4,908.7
Goodwill Reallocation	(4,231.6)	(677.1)	2,293.0	1,920.2	695.5	—
Balance as of January 1, 2022	$—	$—	$2,293.0	$1,920.2	$695.5	$4,908.7
Acquisitions/(Dispositions) and Deconsolidations	—	—	209.5	(6.5)	0.0	203.0
Foreign currency and other	—	—	(17.9)	(32.1)	(11.1)	(61.1)
Balance as of December 31, 2022	$—	$—	$2,484.6	$1,881.6	$684.4	$5,050.6

1For all periods presented, no goodwill impairment charge has been recorded.
See Note 1 for information regarding our annual impairment testing methodology.
Other Intangible Assets
Other intangible assets primarily consist of customer lists and know-how and technology, which have definite lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years, as well as trade names which have both indefinite and definite lives which are subject to amortization on a straight-line basis with estimated useful lives of 15 years. Amortization expense for other intangible assets for the years ended December 31, 2022, 2021 and 2020 was $84.7, $86.2 and $85.9, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2022, 2021 and 2020. During 2022 and 2021, we recorded approximately $62.0 and $2.0, respectively, of other intangible assets related to our acquisitions.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The following table provides a summary of other intangible assets, which are included in our Consolidated Balance Sheets.

	December 31,
	2022			2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$873.1	$(378.4)	$494.7	$855.7	$(345.0)	$510.7
Know-how and technology	239.2	(111.1)	128.1	235.3	(85.0)	150.3
Trade names	231.8	(47.4)	184.4	222.8	(47.3)	175.5
Other	16.2	(5.3)	10.9	16.2	(5.2)	11.0
Total [1]	$1,360.3	$(542.2)	$818.1	$1,330.0	$(482.5)	$847.5

1Total gross amount includes indefinite-lived intangible assets not subject to amortization of $165.1 and $165.7 in the years ended December 31, 2022 and 2021, respectively, which primarily consist of trade names.

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2022 is listed below.

	2023	2024	2025	2026	2027
Estimated amortization expense	$83.9	$81.6	$78.9	$76.8	$65.2

Note 9:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2022	2021	2020
Domestic	$707.4	$653.6	$279.9
Foreign	561.5	568.5	81.4
Total	$1,268.9	$1,222.1	$361.3
The provision for income taxes is listed below.

	Years ended December 31,
	2022	2021	2020
U.S. federal income taxes (including foreign withholding taxes):
Current	$168.0	$105.4	$(52.6)
Deferred	(34.9)	13.2	(12.0)
	$133.1	$118.6	$(64.6)
State and local income taxes:
Current	$40.4	$27.4	$(3.7)
Deferred	(5.3)	(0.9)	0.5
	$35.1	$26.5	$(3.2)
Foreign income taxes:
Current	$137.0	$127.2	$110.7
Deferred	13.2	(20.5)	(34.9)
	$150.2	$106.7	$75.8
Total	$318.4	$251.8	$8.0

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at U.S. federal statutory rate	$266.5	$256.6	$75.9
State and local income taxes, net of U.S. federal income tax benefit	27.7	21.0	9.4
Impact of foreign operations, including withholding taxes	37.9	47.8	49.9
U.S. tax incentives	(23.0)	(28.4)	(23.6)
Change in net valuation allowance [1]	8.0	(59.4)	(1.3)
Divestitures	1.1	1.1	8.6
Increase in unrecognized tax benefits	3.5	13.2	30.8
Settlement of income tax audit	0.0	0.0	(136.2)
Other	(3.3)	(0.1)	(5.5)
Provision for income taxes	$318.4	$251.8	$8.0

Effective income tax rate on operations	25.1%	20.6%	2.2%

1Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.

In 2022, our effective income tax rate of 25.1% was adversely impacted by the establishment of net valuation allowances primarily in Continental Europe, and by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit. This was partially offset by excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards and by the release of previously recorded reserves for tax contingencies.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2022	2021
Postretirement/post-employment benefits	$12.4	$14.8
Deferred compensation	78.1	99.5
Pension costs	6.7	9.7
Interest	38.7	41.8
Accruals and reserves	34.8	33.7
Allowance for credit losses	12.5	16.6
Basis differences in fixed assets	6.3	—
Operating lease liabilities	343.5	373.1
Tax loss/tax credit carry forwards	267.0	304.6
Other	43.3	69.3
Deferred tax assets	843.3	963.1
Valuation allowance for deferred tax assets	(145.8)	(146.0)
Net deferred tax assets	$697.5	$817.1

Basis differences in fixed assets	$—	$(84.7)
Basis differences in intangible assets	(369.8)	(351.8)
Operating lease right-of-use assets	(269.8)	(315.2)
Prepaid expenses	(10.0)	(9.4)
Deferred revenue	(1.8)	(1.8)
Unremitted foreign earnings	(4.9)	(6.9)
Deferred tax liabilities	(656.3)	(769.8)

Total net deferred tax assets[1]	$41.2	$47.3

1As of December 31, 2022 and 2021, deferred tax assets of $271.7 and $301.4, respectively, and deferred tax liabilities of $230.5 and $254.1, respectively, were separately included in our Consolidated Balance Sheet under Deferred income taxes and Other non-current liabilities.
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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2022	2021	2020
Balance at beginning of period	$146.0	$197.1	$164.2
Charged (reversed) to costs and expenses	8.9	(45.1)	17.3
Charged to gross tax assets and other accounts [1]	0.6	0.9	9.9
Foreign currency translation	(9.7)	(6.9)	5.7
Balance at end of period	$145.8	$146.0	$197.1

1Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2022, 2021, and 2020, amounts recorded and reversed to costs and expenses primarily related to increases and decreases in valuation allowances in Continental Europe for existing deferred tax assets.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2022, there were $938.9 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $853.4 have unlimited carryforward periods and $85.5 have expiration periods from 2023 to 2042. As of December 31, 2022, the Company also had $30.1 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2023 and 2043.
As of December 31, 2022 and 2021, we had $1,496.9 and $1,364.4, respectively, of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. It is not practicable to determine the deferred tax on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution and foreign withholding taxes.
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
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2022	2021	2020
Balance at beginning of period	$262.6	$217.6	$345.3
Increases as a result of tax positions taken during a prior year	4.9	17.2	18.1
Decreases as a result of tax positions taken during a prior year	(10.1)	(10.4)	(165.7)
Settlements with taxing authorities	(0.7)	(8.7)	(6.2)
Lapse of statutes of limitation	(6.4)	(6.2)	(0.7)
Increases as a result of tax positions taken during the current year	33.2	53.1	26.8
Balance at end of period	$283.5	$262.6	$217.6

Included in the total amount of unrecognized tax benefits of $283.5 as of December 31, 2022, is $230.5 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2022 and 2021 is $36.0 and $29.9, respectively, of which an expense of $6.0 and a benefit of $3.5 is included in our 2022 and 2021 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $75.0 and $85.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. federal income tax audits through 2016. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2013 or non-U.S. income tax audits for years prior to 2010.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2020	$(637.6)	$6.8	$(249.4)	$(880.2)
Other comprehensive (loss) income before reclassifications	(84.6)	12.9	47.6	(24.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	(1.0)	3.2	7.9	10.1
Balance as of December 31, 2021	$(723.2)	$22.9	$(193.9)	$(894.2)
Other comprehensive (loss) income before reclassifications	(96.9)	13.2	9.4	(74.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	4.3	(1.1)	4.9	8.1
Balance as of December 31, 2022	$(815.8)	$35.0	$(179.6)	$(960.4)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2022	2021	2020
Foreign currency translation adjustments [1]	$4.3	$(1.0)	$20.0	Other expense, net
Net (gain) loss on derivative instruments	(1.4)	4.2	2.4	Other expense, net, Interest Expense
Amortization of defined benefit pension and postretirement plans items	6.3	10.0	7.3	Other expense, net
Tax effect	(1.1)	(3.1)	(2.2)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$8.1	$10.1	$27.5

1These foreign currency translation adjustments are primarily a result of the sales of businesses.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 11:  Restructuring Charges
Restructuring Charges

	Years ended December 31,
	2022[1]	2021[2]	2020
Severance and termination costs	$(0.1)	$0.4	$140.4
Lease restructuring costs	85.4	6.3	256.0
Other restructuring costs	17.1	3.9	17.4
Total restructuring charges	$102.4	$10.6	$413.8

1The amounts for the year ended December 31, 2022 represent 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The 2022 Real Estate Actions did not include any severance and termination costs.
2The amounts for the year ended December 31, 2021 represent adjustments to the actions taken in 2020.
2022 Real Estate Actions
In the fourth quarter of 2022, the Company took Real Estate Actions related to new real estate exits and lease terminations to further optimize the real estate footprint supporting our office-home hybrid service model in a post-pandemic economy. All included opportunities for further efficiencies as a result of the current working environment were identified and completed during the fourth quarter of 2022.
A summary of the restructuring activities related to the 2022 Real Estate Actions is as follows:

	2022 Real Estate Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Lease impairment costs	$84.4	$84.4	$0.0	$0.0
Other restructuring costs	14.2	13.5	0.7	0.0
Total	$98.6	$97.9	$0.7	$0.0

Our restructuring charges for these actions totaled $98.6 for the year ended December 31, 2022. These Real Estate Actions, taken during the fourth quarter of 2022, reduced our occupied global real estate footprint by approximately 6.7% or 500,000 square feet.
Net restructuring charges related to the 2022 Real Estate Actions were comprised of $64.1 at MD&E, $25.9 at IA&C, $8.0 at SC&E and $0.6 at Corporate and Other for the year ended December 31, 2022, which include non-cash lease impairment costs of $54.3, $22.3, $7.0 and $0.8, respectively.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2022 Real Estate Actions, included impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
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
A summary of the restructuring activities related to the 2020 Plan is as follows:

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	2020 Plan
	Liability at December 31, 2021	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Severance and termination costs	$9.4	$(0.1)	$0.0	$7.0	$2.3
Lease impairment costs	0.0	1.0	1.0	0.0	0.0
Other restructuring costs	0.0	2.9	2.9	0.0	0.0
Total	$9.4	$3.8	$3.9	$7.0	$2.3

Our restructuring charges for the year ended December 31, 2022 totaled $3.8, consisting of adjustments to the Company's restructuring actions taken during 2020.
Net restructuring charges related to the 2020 Plan were comprised of $0.1 at MD&E, $7.7 at IA&C, $(4.2) at SC&E and $0.2 at Corporate and Other for the year ended December 31, 2022, which include non-cash lease impairment costs of $0.0, $7.0, $(5.9) and $(0.1), respectively.

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
Net restructuring charges were comprised of $0.1 at MD&E, $2.6 at IA&C, $10.0 at SC&E and $(2.1) at Corporate and Other for the year ended December 31, 2021, which include non-cash lease impairment costs of $(0.9), $(0.1), $7.3 and $0.0, respectively.

	2020 Plan
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2020
Severance and termination costs	$140.4	$4.5	$61.3	$74.6
Lease impairment costs	256.0	256.0	0.0	0.0
Other	17.4	5.1	12.3	0.0
Total	$413.8	$265.6	$73.6	$74.6

Our restructuring charges for the year ended December 31, 2020 totaled $413.8 and were designed to reduce our expenses, such as occupancy expense and salaries and related expenses, relative to our revenue before billable expenses on an ongoing basis. These actions, taken during the second, third and fourth quarters of 2020, reduced our global real estate footprint by approximately 15% or 1,700,000 square feet and, further, downsized selected levels of management and staff with severance costs for 1,520 employees or approximately 3%. Of the total charges for the year ended December 31, 2020, $265.6 or 64%, is non-cash, mainly representing the impairment of right-of-use assets of operating leases.
Net restructuring charges were comprised of $159.9 at MD&E, $148.1 at IA&C, $88.7 at SC&E and $17.1 at Corporate and Other for the year ended December 31, 2020, which include non-cash lease impairment costs of $89.3, $101.1, $59.8 and $5.8, respectively.

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

	Years ended December 31,
	2022	2021	2020
Stock-settled awards	$26.3	$36.7	$38.4
Cash-settled awards	0.3	1.0	1.0
Performance-based awards	23.7	33.4	28.6
Stock Options	0.3	0.3	—
Employee stock purchase plan	3.1	2.1	1.4
Other [1]	2.0	11.3	1.7
Stock-based compensation expense	$55.7	$84.8	$71.1
Tax benefit	$13.1	$18.0	$17.3

1Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years after the grant date (or earlier in the case of certain terminations of employment). There were no stock options granted during the year ended December 31, 2022, 0.3 stock options granted during the year ended December 31, 2021 and no stock options granted during the year ended December 31, 2020.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The following table summarizes our stock option activity during 2022.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2022	0.3	$23.25
Granted	—	$—
Exercised	0.0	$12.23
Stock options outstanding as of December 31, 2022	0.3	$23.30	8.0	$2.5
There were 0.0 stock options exercised in 2022 and there were 0.6 stock options exercised during both 2021 and 2020. The total intrinsic value of stock options exercised during 2022, 2021 and 2020 was $0.0, $8.8 and $5.3, respectively. The cash received from the stock options exercised in 2022, 2021 and 2020 was $0.0, $12.2 and $9.1, which included taxes withheld of $0.0, $4.2, and $2.6, respectively.
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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2022 and 2021.

	Years ended December 31,
	2022	2021	2020
Stock-Settled Awards:
Awards granted	1.3	0.9	2.3
Weighted-average grant-date fair value (per award)	$36.36	$26.96	$20.70
Total fair value of vested awards distributed	$59.7	$50.8	$17.3
Cash-Settled Awards:
Awards granted	0.0	—	0.0
Weighted-average grant-date fair value (per award)	$36.53	$—	$21.02
Total fair value of vested awards distributed	$0.8	$0.7	$0.3
Performance-Based Awards:
Awards granted	1.6	0.5	2.4
Weighted-average grant-date fair value (per award)	$29.95	$21.98	$18.67
Total fair value of vested awards distributed	$54.5	$39.3	$53.3
In conjunction with common stock dividends declared in 2022 and 2021, we accrued dividends of $3.7 and $3.6, respectively, on non-vested stock-settled and cash-settled awards and paid dividends of $4.9 and $4.3 for stock-settled and cash-settled awards that vested during 2022 and 2021, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2022 is presented below (performance-based awards are shown at 100% of the shares originally granted).

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2022	4.1	$22.82	0.1	$21.78	3.3	$19.18
Granted	1.3	36.36	0.0	36.53	1.6	29.95
Vested	(1.7)	23.25	(0.1)	22.83	(1.5)	20.16
Forfeited	(0.2)	24.78	0.0	23.46	(0.5)	20.91
Non-vested as of December 31, 2022	3.5	$27.52	0.0	$27.96	2.9	$24.31
Total unrecognized compensation expense remaining	$39.3		$0.6		$31.7
Weighted-average years expected to be recognized over	1.0		0.9		2.0
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2022, which resulted in a forfeiture rate slightly less than prior years.

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

Cash Awards
During the years ended December 31, 2022, 2021 and 2020, the Compensation Committee granted cash awards under the Cash Plans with a total target value of $19.9, $85.8 and $54.5, respectively. For those same years, we recognized $42.0, $47.8 and $25.5, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2022, 2021 and 2020, the Compensation Committee granted performance awards to be settled in cash under the 2019 PIP with a total target value of $46.0, $40.4, and $43.5, respectively. For those same years, we recognized $44.7, $52.1 and $29.2, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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
Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of approximately 10.0 shares are reserved for issuance under the ESPP, of which 2.6 shares have been issued since the inception of the ESPP through December 31, 2022.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2022 as compared to the prior year.
The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents [1]	$1,688.1	$0.0	$0.0	$1,688.1	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [2]	$0.0	$0.0	$21.6	$21.6	Accrued liabilities and Other non-current liabilities

	December 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents [1]	$2,391.8	$0.0	$0.0	$2,391.8	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [2]	$0.0	$0.0	$33.5	$33.5	Accrued liabilities and Other non-current liabilities

1The majority of the decrease from December 31, 2021 to December 31, 2022 in cash equivalents is primarily related to decreased U.S. investments in money markets and time deposits to improve yield and diversify counterparty risk driven by lower levels of excess cash near year-end.
2Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $11.9 from December 31, 2021 to December 31, 2022 is primarily due to payments related to our deferred acquisitions from prior-year acquisitions and valuation adjustments, partially offset by the exercises of redeemable non-controlling interest. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt [1]	$0.0	$2,551.5	$0.8	$2,552.3	$0.0	$3,295.6	$41.8	$3,337.4

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

1 The majority of the decrease from December 31, 2021 to December 31, 2022 in Level 3 total long-term debt is related to the settlement of $36.1 of a senior note issued by IPG.

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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of December 31, 2022 ranged from 3.0% to 6.0%.
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

Note 14:  Employee Benefits
Pension and Postretirement Benefit
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 2,800 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,500 participants, is closed to new participants and is unfunded.
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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

	2022	2021	2022	2021	2022	2021
Benefit Obligation
Projected benefit obligation as of January 1	$104.1	$116.8	$546.0	$605.9	$24.2	$25.8
Service cost	0.0	0.0	4.6	4.5	0.0	0.0
Interest cost	2.8	2.9	8.9	8.0	0.6	0.7
Benefits paid	(9.0)	(7.0)	(20.9)	(24.2)	(4.8)	(5.1)
Plan participant contributions	0.0	0.0	0.0	0.0	1.9	1.8
Actuarial (gains) losses	(23.0)	(5.0)	(153.3)	(41.9)	(4.0)	1.0
Settlements	0.0	(3.6)	0.0	(0.7)	0.0	0.0
Plan amendments	0.1	0.0	0.0	0.0	0.0	0.0
Foreign currency effect	0.0	0.0	(51.1)	(5.6)	0.0	0.0

Projected benefit obligation as of December 31	$75.0	$104.1	$334.2	$546.0	$17.9	$24.2

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$98.1	$100.9	$484.8	$461.6	$0.0	$0.0
Actual return on plan assets	(18.6)	5.8	(134.8)	32.6	0.0	0.0
Employer contributions	0.0	2.0	16.4	18.5	2.9	3.3
Plan participant contributions	0.0	0.0	0.0	0.0	1.9	1.8
Benefits paid	(9.0)	(7.0)	(20.9)	(24.2)	(4.8)	(5.1)
Settlements	0.0	(3.6)	0.0	(0.7)	0.0	0.0
Foreign currency effect	0.0	0.0	(48.4)	(3.0)	0.0	0.0

Fair value of plan assets as of December 31	$70.5	$98.1	$297.1	$484.8	$0.0	$0.0

Funded status of the plans at December 31	$(4.5)	$(6.0)	$(37.1)	$(61.2)	$(17.9)	$(24.2)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2022	2021	2022	2021	2022	2021
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$17.8	$10.4	$0.0	$0.0
Current liability	0.0	0.0	(5.1)	(6.9)	(2.0)	(2.3)
Non-current liability	(4.5)	(6.0)	(49.8)	(64.7)	(15.9)	(21.9)

Net liability recognized	$(4.5)	$(6.0)	$(37.1)	$(61.2)	$(17.9)	$(24.2)

Accumulated benefit obligation	$75.0	$104.1	$328.2	$542.2

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$44.4	$45.5	$134.6	$153.8	$1.1	$5.5
Prior service cost (credit)	0.1	0.0	0.6	0.8	0.0	0.0

Total amount recognized	$44.5	$45.5	$135.2	$154.6	$1.1	$5.5

Actuarial gains of $23.0 for the Domestic Pension Plan are attributed to an increase in the discount rate from 2.95% as of December 31, 2021 to 5.65% as of December 31, 2022 and changes in demographic experience. Actuarial gains of $153.3 for

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

the foreign pension plans are attributed to an increase in the weighted-average discount rate from 1.86% as of December 31, 2021 to 4.62% as of December 31, 2022 and changes in demographic experience.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2022	2021	2022	2021
Pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$75.0	$104.1	$67.4	$542.1
Aggregate accumulated benefit obligation	75.0	104.1	62.4	539.7
Aggregate fair value of plan assets	70.5	98.1	12.5	470.6
Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$0.0	$0.0	$0.0	$4.6	$4.5	$4.9	$0.0	$0.0	$0.0
Interest cost	2.8	2.9	3.7	8.9	8.0	9.4	0.6	0.7	0.8
Expected return on plan assets	(4.7)	(5.6)	(5.7)	(19.8)	(20.8)	(18.8)	0.0	0.0	0.0
Curtailment and settlement	0.0	1.5	0.0	0.0	(0.9)	(0.1)	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.1	0.1	0.0	0.0	0.0
Net actuarial losses	1.4	1.7	1.7	4.4	6.7	5.4	0.4	0.9	0.2
Net periodic cost	$(0.5)	$0.5	$(0.3)	$(1.8)	$(2.4)	$0.9	$1.0	$1.6	$1.0
Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020

Net periodic cost
Discount rate	2.95%	2.60%	3.35%	1.86%	1.35%	1.84%	2.90%	2.50%	3.25%
Rate of compensation increase	N/A	N/A	N/A	2.65%	2.47%	2.51%	N/A	N/A	N/A
Expected return on plan assets	5.00%	5.75%	6.00%	4.47%	4.47%	4.70%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.50%	1.50%	1.37%	N/A	N/A	N/A

Benefit obligation
Discount rate	5.65%	2.95%	2.60%	4.62%	1.86%	1.35%	5.65%	2.90%	2.50%
Rate of compensation increase	N/A	N/A	N/A	2.80%	2.65%	2.47%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.50%	1.50%	1.50%	N/A	N/A	N/A

Healthcare cost trend rate assumed for next year
Initial rate (weighted-average)							6.75%	6.50%	6.75%
Year ultimate rate is reached							2030	2028	2028
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2022, 2021 and 2020, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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
Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 13 for a description of the fair value hierarchy.

	December 31, 2022				December 31, 2021
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$10.6	$0.0	$0.0	$10.6	$14.1	$0.0	$0.0	$14.1
Limited partnerships	0.0	0.0	0.0	0.0	0.0	0.0	24.0	24.0
Fixed income securities	12.5	0.0	0.0	12.5	29.0	0.0	0.0	29.0
Insurance contracts	0.0	1.6	0.0	1.6	0.0	2.0	0.0	2.0
Other	11.9	0.0	0.0	11.9	30.7	0.0	0.0	30.7
Total plan assets, subject to leveling	$35.0	$1.6	$0.0	$36.6	$73.8	$2.0	$24.0	$99.8
Plan assets measured at net asset value
Other investments measured at net asset value [1]				331.0				483.1
Total plan assets				$367.6				$582.9

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

	Years ended December 31,
Plan assets subject to fair value hierarchy, Level 3	2022	2021
Balance at beginning of period	$24.0	$25.9
Actual return on plan assets	(1.7)	(1.9)
Net purchases, sales and settlements	(22.3)	0.0
Balance at end of period	$0.0	$24.0

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2022, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2023 Target Allocation	2022	2021
Alternative investments [1]	18%	18%	28%
Equity securities	14%	14%	22%
Fixed income securities	26%	26%	14%
Liability driven investments [2]	29%	28%	21%
Real estate	11%	11%	8%
Other	2%	3%	7%
Total	100%	100%	100%

1Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.
2Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2022, we contributed $0.0 and $16.4 of cash to our domestic and foreign pension plans, respectively. For 2023, we expect to contribute approximately $0.0 and $16.0 of cash to our domestic and foreign pension plans, respectively.
The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2023	$8.0	$18.9	$1.8
2024	7.5	18.3	1.7
2025	7.3	19.0	1.9
2026	7.0	19.2	1.8
2027	6.9	18.9	1.7
2028 - 2032	29.3	99.5	6.9
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.2 in any individual year.
Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2022, 2021 and 2020 were $77.5, $65.1 and $58.7, respectively. Expenses include a discretionary Company contribution of $9.3, $8.0 and $2.9 offset by participant forfeitures of $6.3, $8.5 and $5.1 in 2022, 2021 and 2020, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $58.2, $59.7 and $46.3 to these plans in 2022, 2021 and 2020, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation and benefit arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. These arrangements may provide participants with the amounts deferred plus interest upon attaining certain conditions, such as

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

completing a certain number of years of service, attaining a certain age or upon retirement or termination. As of December 31, 2022 and 2021, the deferred compensation and deferred benefit liability balance was $141.1 and $162.6, respectively. Amounts expensed for deferred compensation and benefit arrangements in 2022, 2021 and 2020 were $2.1, $8.8 and $11.0, respectively.
We have purchased life insurance policies on participants' lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2022 and 2021, the cash surrender value of these policies was $161.2 and $171.7, respectively.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2022 and 2021. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $5.4 and $7.6 as of December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 15:  Segment Information
As of December 31, 2022, we have three reportable segments: MD&E, IA&C and SC&E. We also report results for the "Corporate and other" group.
The MD&E segment provides, and is distinguished by innovative capabilities and scale in, global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. MD&E is comprised of IPG Mediabrands, Acxiom, and Kinesso, as well as our digital and commerce specialist agencies, which include MRM, R/GA, and Huge.
The IA&C segment provides advertising, corporate and brand identity services, and strategic consulting. IA&C is distinguished by the leading role of complex integrations of ideation and the execution of advertising and creative campaigns across all communications channels that are foundational to client brand identities. IA&C is comprised of leading global networks and agencies that provide a broad range of services, including McCann Worldgroup, IPG Health, MullenLowe Group, Foote, Cone & Belding ("FCB"), and our domestic integrated agencies.
The SC&E segment provides best-in-class global public relations and other specialized communications services, events, sports and entertainment marketing, and strategic consulting. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies and DXTRA Health.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following tables.

	Years ended December 31,
	2022	2021	2020
Total Revenue:
MD&E	$4,196.7	$4,061.7	$3,520.4
IA&C	4,325.5	4,176.7	3,724.6
SC&E	2,405.6	2,002.3	1,816.0
Total	$10,927.8	$10,240.7	$9,061.0

Revenue before billable expenses:
MD&E	$4,111.5	$3,973.6	$3,451.2
IA&C	3,951.7	3,823.8	3,427.5
SC&E	1,386.2	1,310.5	1,185.8
Total	$9,449.4	$9,107.9	$8,064.5

Segment EBITA [1]:
MD&E	$701.8	$818.0	$385.7
IA&C	624.1	645.2	328.5
SC&E	234.5	188.6	41.4
Corporate and other	(94.5)	(129.4)	(81.3)
Total	$1,465.9	$1,522.4	$674.3

Amortization of acquired intangibles:
MD&E	$72.8	$71.9	$71.7
IA&C	7.2	10.4	10.4
SC&E	4.7	3.9	3.8
Corporate and other	0.0	0.0	0.0
Total	$84.7	$86.2	$85.9

Depreciation and amortization [2]:
MD&E	$106.5	$106.8	$103.9
IA&C	59.3	63.9	73.4
SC&E	16.9	17.7	22.0
Corporate and other	6.6	9.2	5.4
Total	$189.3	$197.6	$204.7

Capital expenditures:
MD&E	$97.3	$99.0	$87.0
IA&C	43.9	58.2	44.8
SC&E	7.3	8.1	8.7
Corporate and other	29.6	30.0	27.0
Total	$178.1	$195.3	$167.5

1 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to non-controlling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	December 31,
	2022	2021
Total assets:
MD&E	$9,592.4	$9,580.6
IA&C	5,475.3	6,001.1
SC&E	1,629.9	1,594.0
Corporate and other	2,147.4	2,733.5
Total	$18,845.0	$19,909.2

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Years ended December 31,
	2022	2021	2020
MD&E EBITA	$701.8	$818.0	$385.7
IA&C EBITA	624.1	645.2	328.5
SC&E EBITA	234.5	188.6	41.4
Corporate and other EBITA	(94.5)	(129.4)	(81.3)
Less: consolidated amortization of acquired intangibles	84.7	86.2	85.9
Operating income	1,381.2	1,436.2	588.4
Total (expenses) and other income	(112.3)	(214.1)	(227.1)
Income before income taxes	$1,268.9	$1,222.1	$361.3
Long-lived assets, including operating lease right-of-use assets and excluding intangible assets, are presented by major geographic area in the following table.

	Long-Lived Assets
	December 31,
	2022	2021
Domestic	$1,709.9	$1,879.8
International:
United Kingdom	254.8	311.3
Continental Europe	87.6	102.6
Asia Pacific	176.5	177.7
Latin America	61.6	50.7
Other	88.9	97.8
Total International	669.4	740.1
Total Consolidated	$2,379.3	$2,619.9
Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 16:  Commitments and Contingencies
Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of December 31, 2022 and 2021, the amount of parent company guarantees on lease obligations was $561.4 and $667.5, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $276.4 and $306.5, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $101.3 and $104.4, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both December 31, 2022 and 2021, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2022.

	2023	2024	2025	2026	2027	Thereafter	Total
Deferred acquisition payments	$18.7	$3.1	$0.0	$0.1	$0.0	$0.0	$21.9
Redeemable non-controlling interests and call options with affiliates [1]	9.5	1.2	16.0	0.0	24.3	0.0	51.0
Total contingent acquisition payments	$28.2	$4.3	$16.0	$0.1	$24.3	$0.0	$72.9

1We have entered into certain acquisitions that contain both redeemable non-controlling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable non-controlling interests that are exercisable at the discretion of the non-controlling equity owners as of December 31, 2022. These estimated payments of $4.1 are included within the total payments expected to be made in 2023, and will continue to be carried forward into 2024 or beyond until exercised or expired. Redeemable non-controlling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 18:  Subsequent Events
We announced on February 9, 2023 that our Board had declared a common stock cash dividend of $0.310 per share, payable on March 15, 2023 to holders of record as of the close of business on March 1, 2023.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2022. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2022, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Committees of the Board of Directors” section, the “Audit Committee” section and the “Delinquent Section 16(a) Reports” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2023 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”
New York Stock Exchange Certification
In 2022, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2022, which is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	6,690,813	$23.30	31,459,145
1Included a total of 250,600 outstanding stock options granted under the 2009 Performance Incentive Plan (the “2009 Plan"). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.
2Included a total of 2,915,297 shares of Common Stock representing the target number of shares issuable under the 2014 Performance Incentive Plan (the “2014 Plan”) and the 2019 Performance Incentive Plan (the “2019 Plan”) following the completion of the 2018-2020 performance period, the 2019-2021 performance period, and the 2020-2022 performance period, respectively.
3Included a total of 3,468,549 shares of Common Stock issuable pursuant to restricted share unit awards granted under the 2014 Plan and 2019 Plan, which are settled in shares of Common Stock.
4Included a total of 56,367 shares of Common Stock issuable pursuant to restricted share awards granted under the 2019 Plan.
5Included (i) 24,047,218 shares of Common Stock available for issuance under the shares of Common Stock available for issuance under the 2019 Performance Incentive Plan and (ii) 7,411,927 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016).

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
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

4(iii)(E)	Ninth Supplemental Indenture, dated as of March 30, 2020, to the 2012 Indenture, with respect to the 4.750% Senior Notes due 2030 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2020.

4(iii)(F)	Tenth Supplemental Indenture, dated as of February 25, 2021, to the 2012 Indenture, with respect to the 2.400% Senior Notes due 2031 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4(iii)(G)	Eleventh Supplemental Indenture, dated as of February 25, 2021, to the 2012 Indenture, with respect to the 3.375% Senior Notes due 2041 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4(vi)	Description of Registered Securities is incorporated by reference to Exhibit 4(vi) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10(i)(A)	Amended and Restated Credit Agreement, dated as of November 1, 2021, among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, N.A., as administrative agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2021.

(i) Philippe Krakowsky

10(iii)(A)(1)	Employment Agreement, made as of January 1, 2021, entered into on July 22, 2021, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*
10(iii)(A)(2)	Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(3)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(4)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(5)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(6)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(7)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2022 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

(iii) Ellen Johnson

10(iii)(A)(8)
Employment Agreement between the Registrant and Ellen Johnson made as of January 1, 2020, entered into on July 29, 2020 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

10(iii)(A)(9)	Executive Change of Control Agreement between the Registrant and Ellen Johnson dated as of May 27, 2010, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(10)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated August 29, 2013, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(11)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated October 26, 2016, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(12)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(13)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Ellen Johnson, dated October 26, 2022 is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

(iv) Andrew Bonzani

10(iii)(A)(14)	Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(15)	Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(16)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(17)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(18)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(19)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2022 is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

(v) Christopher Carroll

10(iii)(A)(20)	Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(21)	Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(22)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(23)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(24)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(25)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(26)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2022 is incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

Compensation Plans and Arrangements:

10(iii)(A)(27)	The Interpublic Group 2014 Performance Incentive Plan (the “2014 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(28)	2014 PIP Performance Share Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(48) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(29)	2014 PIP Performance Cash Award Agreement (updated 2018) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10(iii)(A)(30)
The Interpublic Group 2019 Performance Incentive Plan (the “2019 PIP”) is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(31)	2019 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(63) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(32)	2019 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(64) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(33)	2019 PIP Restricted Stock Unit Award Agreement.* (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(34)
2019 PIP Restricted Stock Unit Award Agreement (version2) is incorporated by reference to Exhibit 10(iii)(A)(65) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(35)	2019 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(36)	2019 PIP Performance Share Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(53) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(37)
2019 PIP Performance Share Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(67) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(38)	2019 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(39)	2019 PIP Performance Cash Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(56) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(40)
2019 PIP Performance Cash Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(41)	2019 PIP Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(42)	The Interpublic Restricted Cash Plan, Restatement effective as of November 12, 2020 is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(43)	Restricted Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(44)	The Interpublic Senior Executive Incentive Plan is incorporated by reference to Exhibit 10(iii)(a)(7) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(45)	Amended and Restated Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.*

10(iii)(A)(46)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(47)	The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

10(iii)(A)(48)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(49)	Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(50)	Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(51)	The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(52)	Description of Changes to the Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(a)(71) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2022. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Philippe Krakowsky	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Philippe Krakowsky

/s/ Ellen Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Ellen Johnson

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Christopher F. Carroll

/s/ Jocelyn Carter-Miller	Director	February 21, 2023
Jocelyn Carter-Miller

/s/ Mary J. Steele Guilfoile	Director	February 21, 2023
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 21, 2023
Dawn Hudson

/s/ Jonathan F. Miller	Director	February 21, 2023
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 21, 2023
Patrick Q. Moore

/s/ Linda S. Sanford	Director	February 21, 2023
Linda Sanford

/s/ David M. Thomas	Director	February 21, 2023
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 21, 2023
E. Lee Wyatt Jr.