Form 10-Q
period 2023-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2023-04-27
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares of the registrant’s common stock outstanding as of April 18, 2023 was 386,032,784.

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
Investors should carefully consider the foregoing factors and the other risks and uncertainties that may affect our business including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and our quarterly reports on Form 10-Q. Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any of them in light of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
REVENUE:
Revenue before billable expenses	$2,176.9	$2,227.2
Billable expenses	344.1	341.3
Total revenue	2,521.0	2,568.5

OPERATING EXPENSES:
Salaries and related expenses	1,577.3	1,564.4
Office and other direct expenses	330.3	323.4
Billable expenses	344.1	341.3
Cost of services	2,251.7	2,229.1
Selling, general and administrative expenses	12.9	19.3
Depreciation and amortization	66.5	67.8
Restructuring charges	1.6	6.6
Total operating expenses	2,332.7	2,322.8

OPERATING INCOME	188.3	245.7

EXPENSES AND OTHER INCOME:
Interest expense	(55.8)	(39.4)
Interest income	40.2	9.8
Other expense, net	(6.7)	(6.2)
Total (expenses) and other income	(22.3)	(35.8)

INCOME BEFORE INCOME TAXES	166.0	209.9
Provision for income taxes	33.8	49.1
INCOME OF CONSOLIDATED COMPANIES	132.2	160.8
Equity in net (loss) income of unconsolidated affiliates	(0.1)	0.1
NET INCOME	132.1	160.9
Net income attributable to non-controlling interests	(6.1)	(1.5)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$126.0	$159.4

Earnings per share available to IPG common stockholders:
Basic	$0.33	$0.40
Diluted	$0.33	$0.40

Weighted-average number of common shares outstanding:
Basic	385.8	394.5
Diluted	387.4	398.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
NET INCOME	$132.1	$160.9

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	22.3	(3.6)

Derivative instruments:
Changes in fair value of derivative instruments	(2.8)	5.9
Recognition of previously unrealized net gain in net income	(0.4)	(0.3)
Income tax effect	0.8	(1.4)
	(2.4)	4.2
Defined benefit pension and other postretirement plans:
Net actuarial gain (loss) for the period	1.9	(0.6)
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.7	1.7
Other	0.4	(0.1)
Income tax effect	(0.4)	0.6
	3.6	1.6
Other comprehensive income, net of tax	23.5	2.2
TOTAL COMPREHENSIVE INCOME	155.6	163.1
Less: comprehensive income attributable to non-controlling interests	5.8	1.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$149.8	$161.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$1,678.1	$2,545.3
Accounts receivable, net of allowance of $47.3 and $48.6, respectively	3,792.8	5,316.0
Accounts receivable, billable to clients	2,153.7	2,023.0
Assets held for sale	5.9	5.9
Other current assets	540.4	435.0
Total current assets	8,170.9	10,325.2
Property and equipment, net of accumulated depreciation and amortization of $1,279.4 and $1,244.8, respectively	630.5	637.4
Deferred income taxes	284.2	271.7
Goodwill	5,061.0	5,050.6
Other intangible assets	798.3	818.1
Operating lease right-of-use assets	1,248.9	1,277.5
Other non-current assets	470.3	464.5
TOTAL ASSETS	$16,664.1	$18,845.0

LIABILITIES:
Accounts payable	$6,460.6	$8,235.3
Accrued liabilities	538.5	787.1
Contract liabilities	692.8	680.0
Short-term borrowings	27.7	44.3
Current portion of long-term debt	0.6	0.6
Current portion of operating leases	234.6	235.9
Liabilities held for sale	5.2	—
Total current liabilities	7,960.0	9,983.2
Long-term debt	2,871.5	2,870.7
Non-current operating leases	1,341.9	1,380.1
Deferred compensation	212.6	294.1
Other non-current liabilities	619.7	572.6
TOTAL LIABILITIES	13,005.7	15,100.7

Redeemable non-controlling interests (see Note 5)	38.4	38.3

STOCKHOLDERS’ EQUITY:
Common stock	39.1	38.9
Additional paid-in capital	1,016.7	1,057.5
Retained earnings	3,638.1	3,632.1
Accumulated other comprehensive loss, net of tax	(936.6)	(960.4)
	3,757.3	3,768.1
Less: Treasury stock	(198.0)	(120.2)
Total IPG stockholders’ equity	3,559.3	3,647.9
Non-controlling interests	60.7	58.1
TOTAL STOCKHOLDERS’ EQUITY	3,620.0	3,706.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,664.1	$18,845.0
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132.1	$160.9
Adjustments to reconcile net income to net cash used in operating activities:
Provision for uncollectible receivables	(0.1)	(0.4)
Net amortization of bond discounts and deferred financing costs	0.7	0.7
Net losses on sales of businesses	4.2	6.4
Amortization of restricted stock and other non-cash compensation	11.1	12.5
Deferred income tax	14.2	14.1
Depreciation and amortization	66.5	67.8
Other	9.2	12.7
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,539.1	978.0
Accounts receivable, billable to clients	(110.0)	184.7
Other current assets	(108.6)	(82.1)
Accounts payable	(1,798.3)	(1,685.9)
Accrued liabilities	(227.9)	(334.5)
Contract liabilities	10.5	74.4
Other non-current assets and liabilities	(90.3)	(42.9)
Net cash used in operating activities	(547.6)	(633.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32.9)	(30.7)
Acquisitions, net of cash acquired	(4.0)	—
Net proceeds from investments	—	2.6
Other investing activities	2.2	(0.7)
Net cash used in investing activities	(34.7)	(28.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(123.2)	(118.3)
Repurchases of common stock	(77.8)	(63.1)
Tax payments for employee shares withheld	(57.3)	(38.3)
Net (decrease) increase in short-term borrowings	(12.0)	13.9
Distributions to non-controlling interests	(3.1)	(3.1)
Acquisition-related payments	(1.1)	(1.1)
Other financing activities	0.2	(0.1)
Net cash used in financing activities	(274.3)	(210.1)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9.7)	5.0
Net decrease in cash, cash equivalents and restricted cash	(866.3)	(867.5)
Cash, cash equivalents and restricted cash at beginning of period	2,553.1	3,272.2
Cash, cash equivalents and restricted cash at end of period	$1,686.8	$2,404.7
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(960.4)	$(120.2)	$3,647.9	$58.1	$3,706.0
Net income				126.0			126.0	6.1	132.1
Other comprehensive income (loss)					23.8		23.8	(0.3)	23.5
Reclassifications related to redeemable non-controlling interests								(0.3)	(0.3)
Distributions to non-controlling interests								(3.1)	(3.1)
Repurchase of common stock						(77.8)	(77.8)		(77.8)
Common stock dividends ($0.31 per share)				(120.0)			(120.0)		(120.0)
Stock-based compensation	3.8	0.4	17.8				18.2		18.2
Shares withheld for taxes	(1.6)	(0.2)	(58.6)				(58.8)		(58.8)
Other								0.2	0.2
Balance at March 31, 2023	391.8	$39.1	$1,016.7	$3,638.1	$(936.6)	$(198.0)	$3,559.3	$60.7	$3,620.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)	$0.0	$3,526.0	$63.2	$3,589.2
Net income				159.4			159.4	1.5	160.9
Other comprehensive income					1.9		1.9	0.3	2.2
Reclassifications related to redeemable non-controlling interests			(1.2)				(1.2)	(0.1)	(1.3)
Distributions to non-controlling interests								(3.1)	(3.1)
Change in redemption value of redeemable non-controlling interests				(1.4)			(1.4)		(1.4)
Repurchases of common stock						(63.1)	(63.1)		(63.1)
Common stock dividends ($0.29 per share)				(115.6)			(115.6)		(115.6)
Stock-based compensation	2.8	0.5	17.5				18.0		18.0
Shares withheld for taxes	(1.0)	(0.1)	(36.9)				(37.0)		(37.0)
Balance at March 31, 2022	396.1	$39.7	$1,206.0	$3,196.7	$(892.3)	$(63.1)	$3,487.0	$61.8	$3,548.8

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The effects of heightened macroeconomic uncertainty have impacted and may continue to impact our results of operations, cash flows and financial position. The Company’s Consolidated Financial Statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and allowance for expected credit losses on future uncollectible accounts receivable.
Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
We conduct our business across three reportable segments described in Note 10. The three reportable segments are: Media, Data & Engagement Solutions ("MD&E"), Integrated Advertising & Creativity Led Solutions ("IA&C"), and Specialized Communications & Experiential Solutions ("SC&E").
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
Restructuring charges in 2023 consist of adjustments to the Company's restructuring actions taken in 2022 and 2020, and primarily relate to real estate actions which were designed to reduce our real estate footprint and to better align our cost structure with revenue, as discussed further in Note 5.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior-period financial statements to conform to the current-period presentation, including the recast of certain prior period amounts to reflect the transfer of certain agencies between reportable segments.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have three reportable segments as of March 31, 2023: MD&E, IA&C and SC&E, as further discussed in Note 10. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended March 31,
Total revenue:	2023	2022
United States	$1,683.2	$1,650.4
International:
United Kingdom	195.8	232.1
Continental Europe	193.6	204.7
Asia Pacific	191.9	215.3
Latin America	90.7	94.4
Other	165.8	171.6
Total International	837.8	918.1
Total Consolidated	$2,521.0	$2,568.5

	Three months ended March 31,
Revenue before billable expenses:	2023	2022
United States	$1,470.6	$1,470.1
International:
United Kingdom	170.2	182.4
Continental Europe	163.7	179.3
Asia Pacific	159.2	174.6
Latin America	84.7	87.7
Other	128.5	133.1
Total International	706.3	757.1
Total Consolidated	$2,176.9	$2,227.2

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended March 31,
Total revenue:	2023	2022
United States	$648.3	$640.3
International	333.5	356.5
Total MD&E	$981.8	$996.8

Revenue before billable expenses:
United States	$635.9	$628.5
International	324.9	345.2
Total MD&E	$960.8	$973.7

IA&C	Three months ended March 31,
Total revenue:	2023	2022
United States	$623.7	$632.8
International	340.4	379.8
Total IA&C	$964.1	$1,012.6

Revenue before billable expenses:
United States	$593.7	$605.7
International	281.9	311.2
Total IA&C	$875.6	$916.9

SC&E	Three months ended March 31,
Total revenue:	2022	2021
United States	$411.2	$377.3
International	163.9	181.8
Total SC&E	$575.1	$559.1

Revenue before billable expenses:
United States	$241.0	$235.9
International	99.5	100.7
Total SC&E	$340.5	$336.6
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2023	December 31, 2022
Accounts receivable, net of allowance of $47.3 and $48.6, respectively	$3,792.8	$5,316.0
Accounts receivable, billable to clients	2,153.7	2,023.0
Contract assets	55.9	67.4
Contract liabilities (deferred revenue)	692.8	680.0
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $860.9 of unsatisfied performance obligations as of March 31, 2023, which will be recognized as services are performed over the remaining contractual terms through 2028.

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2023	December 31, 2022
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.1 and $0.2, respectively)	4.240%	$249.7	$249.7
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.0 and $2.5, respectively)	4.780%	496.5	496.4
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.8 and $4.3, respectively)	4.920%	642.9	642.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.7 and $3.7, respectively)	2.512%	495.6	495.5
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.0 and $5.2, respectively)	3.448%	493.8	493.7
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.6 and $4.8, respectively)	5.480%	492.6	492.6
Other notes payable and capitalized leases		1.0	0.8
Total long-term debt		2,872.1	2,871.3
Less: current portion		0.6	0.6
Long-term debt, excluding current portion		$2,871.5	$2,870.7
As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company's long-term debt was $2,653.7 and $2,552.3, respectively. Refer to Note 11 for details.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2023, there were no borrowings under the Credit Agreement; however, we had $9.4 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.6. We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2023.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2023, the Company had uncommitted lines of credit in an aggregate amount of $869.4, under which we had outstanding borrowings of $27.7 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2023 was $51.5 with a weighted-average interest rate of approximately 4.3%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the first quarter of 2023, there was no commercial paper activity and, as of March 31, 2023, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three Months Ended March 31,
	2023	2022
Net income available to IPG common stockholders	$126.0	$159.4

Weighted-average number of common shares outstanding - basic	385.8	394.5
Dilutive effect of stock options and restricted shares	1.6	3.9
Weighted-average number of common shares outstanding - diluted	387.4	398.4

Earnings per share available to IPG common stockholders:
Basic	$0.33	$0.40
Diluted	$0.33	$0.40

Note 5:  Supplementary Data

Restructuring Charges

	Three months ended March 31,
	2023[1]	2022[2]
Severance and termination costs	$0.3	$0.3
Lease impairment costs	1.2	5.3
Other restructuring costs	0.1	1.0
Total restructuring charges	$1.6	$6.6

1The amounts for the three months ended March 31, 2023 represent adjustments to the restructuring actions taken in 2022 and 2020.
2The amounts for the three months ended March 31, 2022 represent adjustments to the actions taken in 2020.

In the fourth quarter of 2022, the Company took real estate actions related to new real estate exits and lease terminations to further optimize the real estate footprint supporting our office-home hybrid service model in a post-pandemic economy. The amounts for the three months ended March 31, 2023 are adjustments to the actions taken in 2022.
A summary of the restructuring activities related to the 2022 real estate actions is as follows:

	2022 Real Estate Actions
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at March 31, 2023
Lease impairment costs	$0.0	$1.2	$1.2	$0.0	$0.0
Other restructuring costs	0.0	0.1	0.1	0.0	0.0
Total	$0.0	$1.3	$1.3	$0.0	$0.0

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”). The amounts for the three months ended March 31, 2023 are adjustments to the actions taken in 2020.
A summary of the restructuring activities related to the 2020 Plan is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at March 31, 2023
Severance and termination costs	$2.3	$0.3	$0.0	$1.3	$1.3
Total	$2.3	$0.3	$0.0	$1.3	$1.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2023	December 31, 2022
Salaries, benefits and related expenses	$357.0	$554.0
Interest	38.5	37.3
Income taxes payable	21.4	64.7
Office and related expenses	23.0	28.9
Acquisition obligations	13.6	18.7
Restructuring charges	1.3	2.2
Other	83.7	81.3
Total accrued liabilities	$538.5	$787.1

Other Expense, Net
Results of operations for the three months ended March 31, 2023 and 2022 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2023	2022
Net losses on sales of businesses	$(4.2)	$(6.4)
Other	(2.5)	0.2
Total other expense, net	$(6.7)	$(6.2)
Net losses on sales of businesses – During the three months ended March 31, 2023 and 2022, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other - During the three months ended March 31, 2023, the amounts recognized were primarily related to pension and postretirement costs. During the three months ended March 31, 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest.

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
The following table presents our share repurchase activity under our share repurchase programs for the three months ended March 31, 2023 and 2022.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Number of shares repurchased	2.2	1.8
Aggregate cost, including fees	$77.8	$63.1
Average price per share, including fees	$35.5	$35.2
As of March 31, 2023, $352.4, excluding fees, remains available for repurchase under the share repurchase programs reauthorized in 2022, and authorized in 2023. There are no expiration dates associated with these share repurchase programs.

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
The following table presents changes in our redeemable non-controlling interests.

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$38.3	$15.6
Change in related non-controlling interests balance	0.3	(1.0)
Changes in redemption value of redeemable non-controlling interests:
Additions	0.0	1.1
Redemptions	(0.4)	(9.1)
Redemption value adjustments	0.2	1.3
Balance at end of period	$38.4	$7.9
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values.
The Company transferred certain agencies between operating segments as of January 1, 2023 which resulted in certain changes to our reporting units and reportable segments. We have allocated goodwill to our reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	MD&E	IA&C	SC&E	Total
Balance at December 31, 2022	$2,484.6	$1,881.6	$684.4	$5,050.6
Goodwill Reallocation	180.6	(180.6)	—	—
Balance at January 1, 2023	2,665.2	1,701.0	684.4	5,050.6
Acquisitions	0.5	—	1.0	1.5
Foreign Currency and Other	5.9	0.9	2.1	8.9
Balance at March 31, 2023	$2,671.6	$1,701.9	$687.5	$5,061.0

Note 6:  Income Taxes

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
For the three months ended March 31, 2023, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $85.0 and $95.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
We are effectively settled with respect to U.S. federal income tax audits through 2016. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2015 or non-U.S. income tax audits for years prior to 2010.

Note 7:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the three months ended March 31, 2023.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.2	$35.69
Performance-based stock (shares)	2.1	$26.24
Total stock-based compensation awards	3.3
During the three months ended March 31, 2023, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $44.9 and $11.9, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2022	$(815.8)	$35.0	$(179.6)	$(960.4)
Other comprehensive income (loss) before reclassifications	22.6	(2.1)	2.3	22.8
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(0.3)	1.3	1.0
Balance as of March 31, 2023	$(793.2)	$32.6	$(176.0)	$(936.6)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2021	$(723.2)	$22.9	$(193.9)	$(894.2)
Other comprehensive (loss) income before reclassifications	(3.9)	4.4	0.3	0.8
Amount reclassified from accumulated other comprehensive loss, net of tax	0.0	(0.2)	1.3	1.1
Balance as of March 31, 2022	$(727.1)	$27.1	$(192.3)	$(892.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2023	2022
Foreign currency translation adjustments	$0.0	$0.0	Other expense, net
Net gain on derivative instruments	(0.4)	(0.3)	Other expense, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	1.7	1.7	Other expense, net
Tax effect	(0.3)	(0.3)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.0	$1.1

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
Service cost	$0.0	$0.0	$(0.2)	$1.1	$0.0	$0.0
Interest cost	1.0	0.7	4.1	2.4	0.2	0.2
Expected return on plan assets	(1.0)	(1.2)	(4.2)	(5.3)	0.0	0.0
Amortization of:
Unrecognized actuarial losses	0.4	0.4	1.3	1.2	0.0	0.1
Net periodic cost	$0.4	$(0.1)	$1.0	$(0.6)	$0.2	$0.3
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the three months ended March 31, 2023, we contributed $0.0 and $4.1 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2023, we expect to contribute approximately $0.0 and $12.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 10:  Segment Information
As of March 31, 2023, we have three reportable segments: MD&E, IA&C, and SC&E. We also report results for the "Corporate and other" group.
MD&E primarily provides, and is distinguished by innovative capabilities and scale in, global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. MD&E is comprised of IPG Mediabrands and Acxiom, as well as our digital and commerce specialist agencies, which include MRM, R/GA, and Huge.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Total revenue:
MD&E	$981.8	$996.8
IA&C	964.1	1,012.6
SC&E	575.1	559.1
Total	$2,521.0	$2,568.5

Revenue before billable expenses:
MD&E	$960.8	$973.7
IA&C	875.6	916.9
SC&E	340.5	336.6
Total	$2,176.9	$2,227.2

Restructuring[1]:
MD&E	$0.0	$(0.1)
IA&C	0.3	6.2
SC&E	1.3	0.4
Corporate and Other	—	0.1
Total	$1.6	$6.6

Segment EBITA[2]:
MD&E	$79.1	$111.8
IA&C	98.8	120.0
SC&E	45.2	56.1
Corporate and Other	(13.9)	(20.9)
Total	$209.2	$267.0

Amortization of acquired intangibles:
MD&E	$19.4	$17.9
IA&C	0.9	2.4
SC&E	0.6	1.0
Corporate and Other	0.0	0.0
Total	$20.9	$21.3

Depreciation and amortization [3]:
MD&E	$26.3	$26.4
IA&C	14.1	14.5
SC&E	4.2	4.1
Corporate and Other	1.0	1.5
Total	$45.6	$46.5

Capital expenditures:
MD&E	$22.4	$16.0
IA&C	1.8	6.0
SC&E	0.5	0.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Corporate and Other	8.2	7.9
Total	$32.9	$30.7

1 Non-cash lease impairment costs were comprised of $1.2 at SC&E for the three months ended March 31, 2023. Non-cash lease impairment costs were comprised of $5.1 at IA&C and $0.2 at SC&E for the three months ended March 31, 2022.
2 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net (loss) income of unconsolidated affiliates, net income attributable to non-controlling interests and amortization of acquired intangibles.
3 Excludes amortization of acquired intangibles.

	March 31, 2023	December 31, 2022
Total assets:
MD&E	$9,018.8	$9,984.3
IA&C	4,884.6	5,083.5
SC&E	1,615.5	1,629.9
Corporate and Other	1,145.2	2,147.3
Total	$16,664.1	$18,845.0

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended March 31,
	2023	2022
MD&E EBITA	$79.1	$111.8
IA&C EBITA	98.8	120.0
SC&E EBITA	45.2	56.1
Corporate and Other EBITA	(13.9)	(20.9)
Less: consolidated amortization of acquired intangibles	20.9	21.3
Operating income	188.3	245.7
Total (expenses) and other income	(22.3)	(35.8)
Income before income taxes	$166.0	$209.9

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2023. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$575.3	$0.0	$0.0	$575.3	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$17.4	$17.4	Accrued liabilities and Other non-current liabilities

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,688.1	$0.0	$0.0	$1,688.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$0.0	$0.0	$21.6	$21.6	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $4.2 from December 31, 2022 to March 31, 2023 is primarily due to payments related to our deferred acquisitions payments from prior-year acquisitions and valuation adjustments, partially offset by a new acquisition and the exercises of redeemable non-controlling interest. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$2,652.8	$0.9	$2,653.7	$0.0	$2,551.5	$0.8	$2,552.3
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of March 31, 2023 ranged from 3.0% to 6.0%.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 12:  Commitments and Contingencies
Guarantees
As discussed in our 2022 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of March 31, 2023 and December 31, 2022, the amount of parent company guarantees on lease obligations was $538.2 and $561.4, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $281.9 and $276.4, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $102.7 and $101.3, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both March 31, 2023, and December 31, 2022 there were no material assets pledged as security for such parent company guarantees.
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
Derivatives and Hedging
In March 2022, the Financial Accounting Standards Board (the "FASB") issued amended guidance on hedge accounting which allows nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method, allowing for more consistent accounting over prepayable and nonprepayable hedges. The new guidance also allows multiple hedged layers to be designated for a single closed portfolio, further aligning hedge accounting with risk management strategies. We adopted the standard January 1, 2023, which did not have a significant impact on our financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as well as our other reports and filings with the Securities and Exchange Commission (the “SEC”). Our 2022 Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2022 Annual Report of our accounting policies that require critical judgment, assumptions and estimates.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that help marketers and brands succeed in today's digital economy. Combining the power of creativity and technology, our 58,200 employees and operations span all major world markets. Our companies specialize in data, creativity, media, consulting, commerce, behavioral science and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
Our capabilities span ideation to execution: growth, product and experience design; technology and experience platforms; creative, media and marketing strategy; and campaign, content and channel orchestration. The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. Our operations support the strategic position that marketers have access to the best and most appropriate resources within IPG to drive business success, and may access these capabilities from across the IPG network in a seamless model called Open Architecture®. With operations in over 100 countries, we can operate in a single region or deliver global integrated programs.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Home to some of the world’s best-known and most innovative communications specialists, IPG global brands include Acxiom, Craft, FCB, FutureBrand, Golin, Huge, Initiative, IPG Health, Jack Morton, Kinesso, MAGNA, Matterkind, McCann, Mediabrands, Mediahub, Momentum, MRM, MullenLowe Group, Octagon, R/GA, UM, Weber Shandwick and more.
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
Current Market Conditions
In contrast to the robust business environment in 2022, the macroeconomic backdrop at the outset of 2023 has been more moderate. The impact of a slowing economy that we began to see toward the end of last year on the more cyclical parts of our business continued to weigh on the first quarter. The principal macroeconomic risks to our performance include the impact of any general economic slowdown or contraction, the extent of inflation of labor costs and potential for labor shortages, inflationary pressures on our clients and their customers, the economic impacts of geopolitical conflict and uncertainty, and the impact of continuing and unpredictable supply chain disruptions across the global economy. See Item 1A, Risk Factors, in our most recent Annual Report on Form 10-K.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. Our results during the first three months of 2023 were most adversely impacted by the strength of the U.S. Dollar against the British Pound Sterling, Euro, Argentine Peso and Canadian Dollar.
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
Results for the three months ended March 31, 2023, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.
The following table presents a summary of our financial performance for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
Statement of Operations Data	2023	2022	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$2,176.9	$2,227.2	(2.3)%
Billable expenses	344.1	341.3	0.8%
Total revenue	$2,521.0	$2,568.5	(1.8)%

OPERATING INCOME	$188.3	$245.7	(23.4)%

Adjusted EBITA [1]	$209.2	$267.0	(21.6)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$126.0	$159.4

Earnings per share available to IPG common stockholders:
Basic	$0.33	$0.40
Diluted	$0.33	$0.40

Operating Ratios
Organic change in revenue before billable expenses	(0.2)%	11.5%

Operating margin on revenue before billable expenses	8.6%	11.0%
Operating margin on total revenue	7.5%	9.6%

Adjusted EBITA margin on revenue before billable expenses [1]	9.6%	12.0%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	72.5%	70.2%
Office and other direct expenses	15.2%	14.5%
Selling, general and administrative expenses	0.6%	0.9%
Depreciation and amortization	3.1%	3.0%
Restructuring charges [2]	0.1%	0.3%

1    Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net (loss) income of unconsolidated affiliates, net income attributable to non-controlling interests and amortization of acquired intangibles. Refer to the “Non-GAAP Financial Measure” section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
2    For the three months ended March 31, 2023 and March 31, 2022, results include net restructuring charges of $1.6 and $6.6, respectively. See “Restructuring Charges” in Note 5 to the unaudited Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Total revenue, which includes billable expenses, decreased (1.8)% during the first quarter of 2023. Our organic decrease of revenue before billable expenses was (0.2)% during the first quarter of 2023, compared to a significant organic increase of 11.5% during the first quarter of 2022. The decrease was driven by decreased spending from existing clients in our technology & telecom and retail sectors, partially offset by increased spending from existing clients in our healthcare, financial services and other sectors. During the first quarter of 2023, our Adjusted EBITA margin on revenue before billable expenses decreased to 9.6% from 12.0% in the prior-year period as revenue before billable expenses decreased while our operating expenses, excluding billable expenses and amortization of acquired intangibles, slightly increased. See further discussion below in the “Results of Operations” section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
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

		Components of Change				Change
	Three months ended March 31, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2023	Organic	Total
Consolidated	$2,227.2	$(51.3)	$5.1	$(4.1)	$2,176.9	(0.2)%	(2.3)%
Domestic	1,470.1	—	14.0	(13.5)	1,470.6	(0.9)%	0.0%
International	757.1	(51.3)	(8.9)	9.4	706.3	1.2%	(6.7)%
United Kingdom	182.4	(17.4)	—	5.2	170.2	2.9%	(6.7)%
Continental Europe	179.3	(8.5)	—	(7.1)	163.7	(4.0)%	(8.7)%
Asia Pacific	174.6	(11.3)	0.4	(4.5)	159.2	(2.6)%	(8.8)%
Latin America	87.7	(5.0)	(1.4)	3.4	84.7	3.9%	(3.4)%
Other	133.1	(9.1)	(7.9)	12.4	128.5	9.3%	(3.5)%
The organic decrease of revenue before billable expenses was (0.2)% during the first quarter of 2023, compared to significant organic increase of 11.5% during the first quarter of 2022. The organic decrease in our domestic market was driven primarily by revenue decreases at our digital project-based offerings and advertising businesses, offset by revenue increases at our media businesses and public relations agencies. In our international markets, the 1.2% organic increase was driven by growth at our media, experiential and advertising businesses and was most notable in the Other region led by the Middle East, as well as the United Kingdom and Latin America regions, partially offset by revenue decreases at our digital project-based offerings across nearly all regions.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.
Salaries and Related Expenses

	Three months ended March 31,
	2023	2022	% Increase/ (Decrease)
Salaries and related expenses	$1,577.3	$1,564.4	0.8%

As a % of revenue before billable expenses:
Salaries and related expenses	72.5%	70.2%
Base salaries, benefits and tax	64.0%	59.9%
Incentive expense	2.5%	4.0%
Severance expense	1.5%	0.5%
Temporary help	3.4%	4.8%
All other salaries and related expenses	1.1%	1.0%
Total salaries and related expenses increased 0.8% during the first quarter of 2023 as compared to the prior-year period, primarily driven by an increase in base salaries, benefits and tax as well as an increase in severance expense, offset by a decrease in performance-based employee compensation expense and temporary help expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and Other Direct Expenses

	Three months ended March 31,
	2023	2022	% Increase/ (Decrease)
Office and other direct expenses	$330.3	$323.4	2.1%

As a % of revenue before billable expenses:
Office and other direct expenses	15.2%	14.5%
Occupancy expense	4.9%	5.1%
All other office and other direct expenses [1]	10.3%	9.4%

1Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses increased by 2.1% during the first quarter of 2023 as compared to the prior-year period. The increase in office and other direct expenses was mainly due to increases in travel and entertainment expenses, professional consulting fees and foreign currency losses, partially offset by a decrease in occupancy expense and employment costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three months ended March 31, 2023, SG&A decreased as compared to the prior-year period, primarily due to decreases in performance-based incentive compensation expense, partially offset by increases in base salaries, benefits and tax and professional consulting fees.
Depreciation and Amortization
During the first quarter of 2023, depreciation and amortization expenses decreased compared to the prior-year period.
Restructuring Charges
During the first quarter of 2023, restructuring charges decreased compared to the prior-year period and were related to adjustments to our restructuring actions taken in 2020 and 2022.
EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2023	2022
Cash interest on debt obligations	$(55.1)	$(38.6)
Non-cash interest	(0.7)	(0.8)
Interest expense	(55.8)	(39.4)
Interest income	40.2	9.8
Net interest expense	(15.6)	(29.6)
Other expense, net	(6.7)	(6.2)
Total (expenses) and other income	$(22.3)	$(35.8)
Net interest expense decreased by $14.0 for the three months ended March 31, 2023, compared to a year ago, primarily attributable to higher interest rates on net deposits, partially offset by lower net cash balances.
Results of operations for the three months ended March 31, 2023 and 2022 include certain items that are not directly associated with our revenue-producing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, Net

	Three months ended March 31,
	2023	2022
Net losses on sales of businesses	$(4.2)	$(6.4)
Other	(2.5)	0.2
Total other expense, net	$(6.7)	$(6.2)
Net losses on sales of businesses – During the three months ended March 31, 2023 and 2022, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other - During the three months ended March 31, 2023, the amounts recognized were primarily related to pension and postretirement costs. During the three months ended March 31, 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest.

INCOME TAXES

	Three months ended March 31,
	2023	2022
INCOME BEFORE INCOME TAXES	$166.0	$209.9
Provision for income taxes	$33.8	$49.1
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2023, our income tax expense was positively impacted by excess tax benefits on employee share-based payments, the majority of which is typically recognized in the first quarter due to the timing of the vesting of awards.
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
EARNINGS PER SHARE
    Basic earnings per share available to IPG common stockholders for the three months ended March 31, 2023 were $0.33 compared to basic earnings per share of $0.40 for the three months ended March 31, 2022. Diluted earnings per share available to IPG common stockholders for the three months ended March 31, 2023 were $0.33 compared to diluted earnings per share of $0.40 for the three months ended March 31, 2022.
    Basic and diluted earnings per share for the three months ended March 31, 2023 included negative impacts of $0.04 from the amortization of acquired intangibles and $0.01 from net losses on sales of businesses and the classification of certain assets as held for sale.
    Basic and diluted earnings per share for the three months ended March 31, 2022 included negative impacts of $0.04 from the amortization of acquired intangibles, $0.01 from restructuring charges and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.

Segment Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have three reportable segments as of March 31, 2023: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended March 31, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2023	Organic	Total
Consolidated	$973.7	$(23.3)	$17.4	$(7.0)	$960.8	(0.7)%	(1.3)%
Domestic	628.5	—	14.0	(6.6)	635.9	(1.1)%	1.2%
International	345.2	(23.3)	3.4	(0.4)	324.9	(0.1)%	(5.9)%
The organic decrease during the first quarter of 2023 was mainly attributable to decreased spending from existing clients in our technology & telecom and retail sectors, partially offset by increased spending from existing clients in our consumer goods and financial services sectors. The (1.1)% organic decrease during the first quarter of 2023 in our domestic market was attributable to revenue decreases at our digital project-based offerings, partially offset by revenue increases at our media businesses. In our international markets, the organic decrease was primarily driven by revenue decreases at our digital project-based offerings across all regions, partially offset by revenue increases at our media businesses primarily in the United Kingdom and Latin America regions.
Segment EBITA

	Three months ended March 31,
	2023	2022	Change
Segment EBITA	$79.1	$111.8	(29.2)%
Segment EBITA margin on revenue before billable expenses	8.2%	11.5%
Segment EBITA margin decreased during the first quarter of 2023 compared to the prior-year period, as revenue before billable expenses, as discussed above, decreased while our operating expenses, excluding billable expenses and amortization of acquired intangibles increased. The increase in salaries and related expenses, as compared to the prior-year period, was primarily driven by increases in base salaries, benefits and tax as well as an increase in severance expense, partially offset by decreases in performance-based incentive compensation expense and temporary help. Office and other direct expense increased mainly due to increases in travel and entertainment expenses, foreign currency losses, expenses related to company meetings and conferences as well as professional consulting fees, partially offset by a decrease in occupancy expense and employment costs.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.7% during the first quarter of 2023, which increased slightly as compared to the prior-year period.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended March 31, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2023	Organic	Total
Consolidated	$916.9	$(20.7)	$(12.3)	$(8.3)	$875.6	(0.9)%	(4.5)%
Domestic	605.7	—	—	(12.0)	593.7	(2.0)%	(2.0)%
International	311.2	(20.7)	(12.3)	3.7	281.9	1.2%	(9.4)%
The organic decrease during the first quarter of 2023 was driven by decreased spending from existing clients in our technology & telecom and retail sectors, partially offset by increased spending from existing clients in our healthcare sector. The (2.0)% organic decrease during the first quarter of 2023 in our domestic market was driven by revenue decreases in our advertising businesses. In our international markets, the 1.2% organic increase was driven by growth in our advertising businesses, and was most notable in the Other region led by the Middle East.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended March 31,
	2023	2022	Change
Segment EBITA	$98.8	$120.0	(17.7)%
Segment EBITA margin on revenue before billable expenses	11.3%	13.1%
Segment EBITA margin decreased during the first quarter of 2023 compared to the prior-year period, as the decrease in revenue before billable expenses, as discussed above, exceeded the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by decreases in temporary help expense and performance-based incentive expense, partially offset by increases in base salaries, benefits and tax as well as increases in severance expense. Office and other direct expense decreased mainly due to decreases in employment costs, occupancy expense as well as new business development, partially offset by increases in travel and entertainment expenses.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.6% during the first quarter of 2023, which increased slightly compared to the prior-year period.

Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended March 31, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2023	Organic	Total
Consolidated	$336.6	$(7.3)	$—	$11.2	$340.5	3.3%	1.2%
Domestic	235.9	—	—	5.1	241.0	2.2%	2.2%
International	100.7	(7.3)	—	6.1	99.5	6.1%	(1.2)%
The organic increase during the first quarter of 2023 was mainly attributable to increased spending from existing clients in our healthcare and auto & transportation sectors, partially offset by decreased spending from existing clients in our technology & telecom sector. The organic increase of 2.2% during the first quarter of 2023 in our domestic market was driven by revenue increases at our public relations agencies. In our international markets, the 6.1% organic increase was driven by growth at both our public relations agencies and experiential businesses, and was most notable in the Continental Europe and United Kingdom regions.
Segment EBITA

	Three months ended March 31,
	2023	2022	Change
Segment EBITA	$45.2	$56.1	(19.4)%
Segment EBITA margin on revenue before billable expenses	13.3%	16.7%
Segment EBITA margin decreased during the first quarter of 2023 compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, was outpaced by the overall increase in our operating expense, excluding billable expenses and amortization of acquired intangibles. The increase in salaries and related expenses, as compared to the prior-year period, was primarily driven by an increase in base salaries, benefits and tax, as well as increases in severance expense and performance-based employee compensation expense. Office and other direct expense increased mainly due to increases in travel and entertainment expenses, partially offset by decreases in occupancy expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.2% during the first quarter of 2023, which increased slightly as compared to the prior-year period.

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
During the first quarter of 2023, Corporate and Other expenses decreased by $7.0 compared to the prior-year period to $13.9, primarily attributable to a decrease in selling, general and administrative expenses, which is discussed in the Results of Operations section.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2023	2022
Net income	$132.1	$160.9
Adjustments to reconcile to net cash used in operating activities [1]	105.8	113.8
Net cash used in working capital [2]	(695.2)	(865.4)
Changes in other non-current assets and liabilities	(90.3)	(42.9)
Net cash used in operating activities	$(547.6)	$(633.6)
Net cash used in investing activities	(34.7)	(28.8)
Net cash used in financing activities	(274.3)	(210.1)

1Consist primarily of depreciation and amortization of fixed assets and intangible assets, deferred income taxes, amortization of restricted stock and other non-cash compensation, and net losses on sales of businesses.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net cash used in operating activities during the first three months of 2023 decreased to $547.6 from $633.6 in the first three months of 2022, primarily attributable to a decrease in working capital usage of $170.2. Working capital use was primarily impacted by the spending levels of our clients, lower accrued incentive payments, and variation in the timing of collections and payments around the reporting period.
Investing Activities
Net cash used in investing activities during the first three months of 2023 was $34.7, which was an increase of $5.9 as compared to the first three months of 2022, primarily driven by an increase in acquisitions, net of cash acquired. Payments for capital expenditures increased to $32.9 from $30.7 in the first three months of 2023 and 2022, respectively, primarily attributable to higher spending on computer software, leasehold improvements, and furniture and fixtures, partially offset by lower spending on computer hardware.
Financing Activities
Net cash used in financing activities during the first three months of 2023 was $274.3, primarily driven by the payment of common stock dividends of $123.2 and common stock repurchases of $77.8.
Net cash used in financing activities during the first three months of 2022 was $210.1, primarily driven by the payment of common stock dividends of $118.3 and common stock repurchases of $63.1.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $9.7 during the first three months of 2023. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the British Pound Sterling as of March 31, 2023 as compared to December 31, 2022.
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
Notable funding requirements include:
•Debt service – As of March 31, 2023, we had outstanding short-term borrowings of $27.7 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

•Acquisitions – We paid cash of $0.3 for an acquisition completed in the first quarter of 2023. We paid cash of $3.7 in relation to adjustments made to upfront payments related to prior year acquisitions. We paid deferred payments of $1.1 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first three months of 2023. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $19.0 over the next twelve months related to all completed acquisitions as of March 31, 2023. We may also be required to pay approximately $5.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first three months of 2023, we paid a quarterly cash dividend of $0.310 per share on our common stock, which corresponded to an aggregate dividend payment of $123.2. Assuming we pay a quarterly dividend of $0.310 per share, and there is no significant change in the number of outstanding shares as of March 31, 2023, we would expect to pay approximately $479.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors (the "Board") and will depend upon factors such as our earnings, financial position and cash requirements.
Share Repurchase Programs
In February 2022, our Board reauthorized a program to repurchase, from time to time, up to $400.0 of our common stock. In February 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2022 share repurchase program. As of March 31, 2023, $352.4, excluding fees, remains available for repurchase under the reauthorized share repurchase programs. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. There are no expiration dates associated with these share repurchase programs.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On November 1, 2021, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to November 1, 2026 and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2023, there were no borrowings under the Credit Agreement; however, we had $9.4 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.6.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2023. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	March 31, 2023	Credit Agreement EBITDA Reconciliation	March 31, 2023
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$904.6
Actual leverage ratio	1.66x	Non-operating adjustments [2]	419.2
		Operating income	1,323.8
		Add:
		Depreciation and amortization	336.7
		Other non-cash charges reducing operating income	81.3
		Other non-cash adjustments	4.7
		Credit Agreement EBITDA [1]	$1,746.5

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement) for the four quarters then ended.
2Includes adjustments of the following items from our Consolidated Statements of Operations: provision for income taxes, total (expenses) and other income, equity in net (loss) income of unconsolidated affiliates, and net income attributable to non-controlling interests.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2023, the Company had uncommitted lines of credit in an aggregate amount of $869.4, under which we had outstanding borrowings of $27.7 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2023 was $51.5 with weighted-average interest rate of approximately 4.3%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the first quarter of 2023, there was no commercial paper activity, and as of March 31, 2023, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2023, the amount netted was $2,517.9.
DEBT CREDIT RATINGS
Our debt credit ratings as of April 18, 2023, are listed below.

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

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2022, included in our 2022 Annual Report. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2022, other than as noted below. Actual results may differ from these estimates under different assumptions or conditions.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net (Loss) Income of Unconsolidated Affiliates, Net Income Attributable to Non-controlling Interests and Amortization of Acquired Intangibles, which we refer to as “Adjusted EBITA”.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income:

•Total (Expenses) and Other Income, Provision for Income Taxes, Equity in Net (Loss) Income of Unconsolidated Affiliates and Net Income Attributable to Non-controlling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
Revenue before billable expenses	$2,176.9	$2,227.2

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$126.0	$159.4

Add Back:
Provision for income taxes	33.8	49.1
Subtract:
Total (expenses) and other income	(22.3)	(35.8)
Equity in net (loss) income of unconsolidated affiliates	(0.1)	0.1
Net income attributable to non-controlling interests	(6.1)	(1.5)
Operating Income [1]	188.3	245.7
Add Back:
Amortization of acquired intangibles	20.9	21.3
Adjusted EBITA [1]	$209.2	$267.0
Adjusted EBITA Margin on Revenue before billable expenses	9.6%	12.0%

1 Calculations include restructuring charges of $1.6 for the three months ended March 31, 2023 and $6.6 for the three months ended March 31, 2022, respectively. See Note 5 in Item 1, Financial Statements, for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the first quarter of 2023. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of March 31, 2023 and December 31, 2022, approximately 99% and 98%, respectively, of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2022 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2022 Annual Report on Form 10-K (the “2022 Annual Report”), which could materially affect our business, financial condition or future results. In the first quarter of 2023, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2022 Annual Report. The risks described in our 2022 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from January 1, 2023 to March 31, 2023:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	1,242,315	$35.77	1,231,185	$36,064,241
February 1 - 28	1,884,007	$35.72	253,733	$376,941,397
March 1 - 31	709,446	$34.94	703,500	$352,370,995
Total	3,835,768	$35.59	2,188,418
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 11,130 Withheld Shares in January 2023; 1,630,274 Withheld Shares in February 2023; and 5,946 Withheld Shares in March 2023, for a total of 1,647,350 Withheld Shares during the three-month period.

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

3On February 10, 2022, the Company's Board of Directors reauthorized a program to repurchase, from time to time, up to $400.0 million, excluding fees, of our common stock. On February 8, 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2022 share repurchase program. There are no expiration dates associated with these share repurchase programs.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: April 27, 2023

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 27, 2023