Form 10-Q
period 2023-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2023-10-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of the registrant’s common stock outstanding as of October 18, 2023 was 383,004,131.

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
•developments from changes in the regulatory and legal environment for advertising and marketing services companies around the world, including laws and regulations related to data protection and consumer privacy; and
•the impact on our operations of general or directed cybersecurity events.
Investors should carefully consider the foregoing factors and the other risks and uncertainties that may affect our business, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and our quarterly reports on Form 10-Q. Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any of them in light of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE:
Revenue before billable expenses	$2,309.0	$2,296.2	$6,814.4	$6,898.9
Billable expenses	369.5	341.5	1,051.6	1,043.0
Total revenue	2,678.5	2,637.7	7,866.0	7,941.9

OPERATING EXPENSES:
Salaries and related expenses	1,531.1	1,546.8	4,707.0	4,701.4
Office and other direct expenses	318.8	327.9	989.6	1,001.1
Billable expenses	369.5	341.5	1,051.6	1,043.0
Cost of services	2,219.4	2,216.2	6,748.2	6,745.5
Selling, general and administrative expenses	16.9	18.5	43.7	57.2
Depreciation and amortization	66.0	67.0	199.0	201.9
Restructuring charges	(0.6)	(5.8)	(0.7)	0.7
Total operating expenses	2,301.7	2,295.9	6,990.2	7,005.3

OPERATING INCOME	376.8	341.8	875.8	936.6

EXPENSES AND OTHER INCOME:
Interest expense	(58.7)	(42.6)	(164.2)	(121.2)
Interest income	35.1	14.7	97.3	33.9
Other (expense) income, net	(13.7)	17.5	(24.8)	6.8
Total (expenses) and other income	(37.3)	(10.4)	(91.7)	(80.5)

INCOME BEFORE INCOME TAXES	339.5	331.4	784.1	856.1
Provision for income taxes	91.5	76.4	135.9	209.2
INCOME OF CONSOLIDATED COMPANIES	248.0	255.0	648.2	646.9
Equity in net (loss) income of unconsolidated affiliates	(2.3)	2.5	(1.7)	3.3
NET INCOME	245.7	257.5	646.5	650.2
Net income attributable to non-controlling interests	(2.0)	(5.7)	(11.3)	(9.4)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$243.7	$251.8	$635.2	$640.8

Earnings per share available to IPG common stockholders:
Basic	$0.64	$0.64	$1.65	$1.63
Diluted	$0.63	$0.64	$1.64	$1.62

Weighted-average number of common shares outstanding:
Basic	383.6	390.6	385.0	392.7
Diluted	385.5	394.1	386.8	396.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
NET INCOME	$245.7	$257.5	$646.5	$650.2

OTHER COMPREHENSIVE LOSS
Foreign currency translation:
Foreign currency translation adjustments	(60.6)	(117.7)	(29.1)	(230.2)
Reclassification adjustments recognized in net income	0.0	(1.3)	0.5	0.5
	(60.6)	(119.0)	(28.6)	(229.7)

Derivative instruments:
Changes in fair value of derivative instruments	0.0	5.2	0.6	17.8
Recognition of previously unrealized net gain in net income	(1.1)	(0.4)	(1.7)	(1.1)
Income tax effect	0.3	(1.2)	0.3	(4.2)
	(0.8)	3.6	(0.8)	12.5
Defined benefit pension and other postretirement plans:
Net actuarial gain for the period	0.0	0.0	2.7	3.4
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.8	1.5	5.2	4.8
Other	(0.1)	(0.2)	0.3	(0.2)
Income tax effect	(0.4)	(0.3)	(1.4)	(0.9)
	1.3	1.0	6.8	7.1
Other comprehensive loss, net of tax	(60.1)	(114.4)	(22.6)	(210.1)
TOTAL COMPREHENSIVE INCOME	185.6	143.1	623.9	440.1
Less: comprehensive income attributable to non-controlling interests	1.7	5.0	10.8	7.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$183.9	$138.1	$613.1	$432.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$1,574.9	$2,545.3
Accounts receivable, net of allowance of $46.8 and $48.6, respectively	4,046.9	5,316.0
Accounts receivable, billable to clients	2,417.4	2,023.0
Marketable securities	101.8	1.1
Prepaid expenses	420.7	354.1
Assets held for sale	9.9	5.9
Other current assets	73.8	79.8
Total current assets	8,645.4	10,325.2
Property and equipment, net of accumulated depreciation and amortization of $1,249.8 and $1,244.8, respectively	627.6	637.4
Deferred income taxes	289.2	271.7
Goodwill	5,055.1	5,050.6
Other intangible assets	763.5	818.1
Operating lease right-of-use assets	1,182.1	1,277.5
Other non-current assets	464.4	464.5
TOTAL ASSETS	$17,027.3	$18,845.0

LIABILITIES:
Accounts payable	$6,448.4	$8,235.3
Accrued liabilities	632.3	787.1
Contract liabilities	688.4	680.0
Short-term borrowings	31.0	44.3
Current portion of long-term debt	250.0	0.6
Current portion of operating leases	248.7	235.9
Liabilities held for sale	27.4	—
Total current liabilities	8,326.2	9,983.2
Long-term debt	2,916.2	2,870.7
Non-current operating leases	1,247.0	1,380.1
Deferred compensation	216.8	294.1
Other non-current liabilities	543.4	572.6
TOTAL LIABILITIES	13,249.6	15,100.7

Redeemable non-controlling interests (see Note 5)	41.4	38.3

STOCKHOLDERS’ EQUITY:
Common stock	39.2	38.9
Additional paid-in capital	1,052.8	1,057.5
Retained earnings	3,911.1	3,632.1
Accumulated other comprehensive loss, net of tax	(982.5)	(960.4)
	4,020.6	3,768.1
Less: Treasury stock	(340.4)	(120.2)
Total IPG stockholders’ equity	3,680.2	3,647.9
Non-controlling interests	56.1	58.1
TOTAL STOCKHOLDERS’ EQUITY	3,736.3	3,706.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,027.3	$18,845.0
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$646.5	$650.2
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax	(5.5)	26.0
Net amortization of bond discounts and deferred financing costs	1.7	2.2
Provision for uncollectible receivables	5.3	(5.2)
Net losses on sales of businesses	18.9	4.0
Amortization of restricted stock and other non-cash compensation	36.0	38.0
Depreciation and amortization	199.0	201.9
Other	17.5	0.5
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,248.3	725.6
Accounts receivable, billable to clients	(397.8)	38.4
Prepaid expenses	(62.8)	(89.4)
Other current assets	11.3	(5.3)
Accounts payable	(1,760.2)	(1,982.4)
Accrued liabilities	(150.3)	(232.0)
Contract liabilities	12.4	21.5
Other non-current assets and liabilities	(160.4)	(52.8)
Net cash used in operating activities	(340.1)	(658.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(127.1)	(118.5)
Purchase of short-term marketable securities	(97.6)	—
Acquisitions, net of cash acquired	(6.3)	—
Deconsolidation of a subsidiary	—	(20.4)
Net proceeds from investments	21.7	2.6
Other investing activities	5.0	10.1
Net cash used in investing activities	(204.3)	(126.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(361.2)	(345.1)
Repurchases of common stock	(219.0)	(221.6)
Tax payments for employee shares withheld	(58.4)	(39.9)
Net decrease in short-term borrowings	(18.0)	(27.8)
Distributions to non-controlling interests	(13.7)	(9.6)
Acquisition-related payments	(12.8)	(8.4)
Proceeds from long-term debt	296.3	0.0
Other financing activities	(3.2)	(0.5)
Net cash used in financing activities	(390.0)	(652.9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(35.0)	(59.2)
Net decrease in cash, cash equivalents and restricted cash	(969.4)	(1,497.1)
Cash, cash equivalents and restricted cash at beginning of period	2,553.1	3,272.2
Cash, cash equivalents and restricted cash at end of period	$1,583.7	$1,775.1
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	392.0	$39.2	$1,035.2	$3,782.8	$(922.7)	$(248.2)	$3,686.3	$59.5	$3,745.8
Net income				243.7			243.7	2.0	245.7
Other comprehensive loss					(59.8)		(59.8)	(0.3)	(60.1)
Reclassifications related to redeemable non-controlling interests								0.1	0.1
Distributions to non-controlling interests								(5.2)	(5.2)
Change in redemption value of redeemable non-controlling interests				3.7			3.7		3.7
Repurchase of common stock						(92.2)	(92.2)		(92.2)
Common stock dividends ($0.31 per share)				(119.1)			(119.1)		(119.1)
Stock-based compensation	0.2	0.0	17.8				17.8		17.8
Shares withheld for taxes	(0.0)	(0.0)	(0.2)				(0.2)		(0.2)
Other								0.0	0.0
Balance at September 30, 2023	392.2	$39.2	$1,052.8	$3,911.1	$(982.5)	$(340.4)	$3,680.2	$56.1	$3,736.3

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(960.4)	$(120.2)	$3,647.9	$58.1	$3,706.0
Net income				635.2			635.2	11.3	646.5
Other comprehensive loss					(22.1)		(22.1)	(0.5)	(22.6)
Reclassifications related to redeemable non-controlling interests								0.2	0.2
Distributions to non-controlling interests								(13.7)	(13.7)
Change in redemption value of redeemable non-controlling interests				3.7			3.7		3.7
Repurchase of common stock						(220.2)	(220.2)		(220.2)
Common stock dividends ($0.93 per share)				(359.9)			(359.9)		(359.9)
Stock-based compensation	4.2	0.4	54.2				54.6		54.6
Shares withheld for taxes	(1.6)	(0.1)	(58.9)				(59.0)		(59.0)
Other								0.7	0.7
Balance at September 30, 2023	392.2	$39.2	$1,052.8	$3,911.1	$(982.5)	$(340.4)	$3,680.2	$56.1	$3,736.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	396.4	$39.6	$1,222.1	$3,311.8	$(988.9)	$(147.9)	$3,436.7	$52.3	$3,489.0
Net income				251.8			251.8	5.7	257.5
Other comprehensive loss					(113.7)		(113.7)	(0.7)	(114.4)
Reclassifications related to redeemable non-controlling interests			0.0				0.0	0.0	0.0
Distributions to non-controlling interests								(4.4)	(4.4)
Change in redemption value of redeemable non-controlling interests				0.1			0.1		0.1
Repurchases of common stock						(73.7)	(73.7)		(73.7)
Common stock dividends ($0.29 per share)				(113.8)			(113.8)		(113.8)
Stock-based compensation	0.2		17.4				17.4		17.4
Shares withheld for taxes			(0.2)				(0.2)		(0.2)
Other								(0.4)	(0.4)
Balance at September 30, 2022	396.6	$39.6	$1,239.3	$3,449.9	$(1,102.6)	$(221.6)	$3,404.6	$52.5	$3,457.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)	$0.0	$3,526.0	$63.2	$3,589.2
Net income				640.8			640.8	9.4	650.2
Other comprehensive loss					(208.4)		(208.4)	(1.7)	(210.1)
Reclassifications related to redeemable non-controlling interests			(3.1)				(3.1)	0.8	(2.3)
Distributions to non-controlling interests								(9.6)	(9.6)
Change in redemption value of redeemable non-controlling interests				(1.2)			(1.2)		(1.2)
Repurchases of common stock						(221.6)	(221.6)		(221.6)
Common stock dividends ($0.87 per share)				(344.0)			(344.0)		(344.0)
Stock-based compensation	3.3	0.4	53.6				54.0		54.0
Shares withheld for taxes	(1.0)	(0.1)	(38.3)				(38.4)		(38.4)
Other			0.5				0.5	(9.6)	(9.1)
Balance at September 30, 2022	396.6	$39.6	$1,239.3	$3,449.9	$(1,102.6)	$(221.6)	$3,404.6	$52.5	$3,457.1

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
Actual results may differ from these estimates under different assumptions or conditions and further decline in macroeconomic conditions or increasing interest rates could have a negative impact on these estimates, including the fair value of certain assets. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
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
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications and immaterial adjustments have been made to prior-period financial statements to conform to the current-period presentation, including the recast of certain prior period amounts to reflect the transfer of certain agencies between reportable segments.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have three reportable segments as of September 30, 2023: MD&E, IA&C and SC&E, as further discussed in Note 10. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2023	2022	2023	2022
United States	$1,759.7	$1,744.3	$5,180.1	$5,171.8
International:
United Kingdom	215.5	195.5	627.6	646.8
Continental Europe	204.5	184.4	612.9	610.2
Asia Pacific	203.8	219.8	607.4	652.9
Latin America	120.0	113.6	321.1	318.0
Other	175.0	180.1	516.9	542.2
Total International	918.8	893.4	2,685.9	2,770.1
Total Consolidated	$2,678.5	$2,637.7	$7,866.0	$7,941.9

	Three months ended September 30,		Nine months ended September 30,
Revenue before billable expenses:	2023	2022	2023	2022
United States	$1,509.9	$1,523.0	$4,512.3	$4,548.0
International:
United Kingdom	193.0	176.5	548.1	543.7
Continental Europe	178.3	160.1	534.5	539.2
Asia Pacific	175.3	187.1	511.8	549.5
Latin America	114.8	107.4	301.9	297.0
Other	137.7	142.1	405.8	421.5
Total International	799.1	773.2	2,302.1	2,350.9
Total Consolidated	$2,309.0	$2,296.2	$6,814.4	$6,898.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2023	2022	2023	2022
United States	$669.9	$659.5	$1,992.7	$1,975.8
International	399.4	381.2	1,128.6	1,150.7
Total MD&E	$1,069.3	$1,040.7	$3,121.3	$3,126.5

Revenue before billable expenses:
United States	$663.5	$652.0	$1,970.2	$1,943.6
International	390.9	372.2	1,100.5	1,119.6
Total MD&E	$1,054.4	$1,024.2	$3,070.7	$3,063.2

IA&C	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2023	2022	2023	2022
United States	$610.2	$643.6	$1,878.7	$1,947.2
International	356.2	367.8	1,062.4	1,132.6
Total IA&C	$966.4	$1,011.4	$2,941.1	$3,079.8

Revenue before billable expenses:
United States	$579.9	$620.0	$1,782.6	$1,870.8
International	303.4	307.1	890.0	935.0
Total IA&C	$883.3	$927.1	$2,672.6	$2,805.8

SC&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2023	2022	2023	2022
United States	$479.6	$441.2	$1,308.7	$1,248.8
International	163.2	144.4	494.9	486.8
Total SC&E	$642.8	$585.6	$1,803.6	$1,735.6

Revenue before billable expenses:
United States	$266.5	$251.0	$759.5	$733.6
International	104.8	93.9	311.6	296.3
Total SC&E	$371.3	$344.9	$1,071.1	$1,029.9
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2023	December 31, 2022
Accounts receivable, net of allowance of $46.8 and $48.6, respectively	$4,046.9	$5,316.0
Accounts receivable, billable to clients	2,417.4	2,023.0
Contract assets	55.7	67.4
Contract liabilities (deferred revenue)	688.4	680.0
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $780.4 of unsatisfied performance obligations as of September 30, 2023, which will be recognized as services are performed over the remaining contractual terms through 2028.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2023	December 31, 2022
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.0 and $0.1, respectively)	4.240%	$249.9	$249.7
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $1.0 and $2.2, respectively)	4.780%	496.8	496.4
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.7 and $4.0, respectively)	4.920%	643.3	642.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.6 and $3.5, respectively)	2.512%	495.9	495.5
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.7 and $3.2, respectively)	5.650%	293.1	—
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.0 and $5.0, respectively)	3.448%	494.0	493.7
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.5 and $4.7, respectively)	5.480%	492.8	492.6
Other notes payable and finance leases		0.4	0.8
Total long-term debt		3,166.2	2,871.3
Less: current portion		250.0	0.6
Long-term debt, excluding current portion		$2,916.2	$2,870.7
As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company's long-term debt was $2,757.6 and $2,552.3, respectively. Refer to Note 11 for details.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2023, there were no borrowings under the Credit Agreement; however, we had $9.6 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.4. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2023.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2023, the Company had uncommitted lines of credit in an aggregate amount of $869.9, under which we had outstanding borrowings of $31.0 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2023 was $47.9 with a weighted-average interest rate of approximately 9.5%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2023, there was no commercial paper activity and, as of September 30, 2023, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available to IPG common stockholders	$243.7	$251.8	$635.2	$640.8

Weighted-average number of common shares outstanding - basic	383.6	390.6	385.0	392.7
Dilutive effect of stock options and restricted shares	1.9	3.5	1.8	3.5
Weighted-average number of common shares outstanding - diluted	385.5	394.1	386.8	396.2

Earnings per share available to IPG common stockholders:
Basic	$0.64	$0.64	$1.65	$1.63
Diluted	$0.63	$0.64	$1.64	$1.62

Note 5:  Supplementary Data

Restructuring Charges

	Three months ended September 30,		Nine months ended September 30,
	2023[1]	2022[2]	2023[1]	2022[2]
Severance and termination costs	$0.0	$0.0	$0.4	$0.2
Lease impairment costs	(0.7)	(7.3)	(1.9)	(2.0)
Other restructuring costs	0.1	1.5	0.8	2.5
Total restructuring charges	$(0.6)	$(5.8)	$(0.7)	$0.7

1The amounts for the three and nine months ended September 30, 2023 represent adjustments to the restructuring actions taken in 2022 and 2020.
2The amounts for the three and nine months ended September 30, 2022 represent adjustments to the restructuring actions taken in 2020.

In the fourth quarter of 2022, the Company took real estate actions related to new real estate exits and lease terminations to further optimize the real estate footprint supporting our office-home hybrid service model in a post-pandemic economy.
A summary of the restructuring activities related to adjustments to the 2022 real estate actions for the nine months ended September 30, 2023 is as follows:

	2022 Real Estate Actions
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2023
Lease impairment costs	$0.0	$(1.4)	$(1.4)	$0.0	$0.0
Other restructuring costs	0.0	0.8	0.2	0.6	0.0
Total	$0.0	$(0.6)	$(1.2)	$0.6	$0.0

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Beginning in the second quarter of 2020, the Company took restructuring actions to lower its operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “2020 Plan”).
A summary of the restructuring activities related to adjustments to the 2020 Plan for the nine months ended September 30, 2023 is as follows:

	2020 Restructuring Plan
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2023
Severance and termination costs	$2.3	$0.4	$0.0	$2.0	$0.7
Lease impairment costs	0.0	(0.5)	(0.5)	0.0	0.0
Total	$2.3	$(0.1)	$(0.5)	$2.0	$0.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2023	December 31, 2022
Salaries, benefits and related expenses	$453.8	$554.0
Interest	59.8	37.3
Income taxes payable	34.8	64.7
Office and related expenses	19.1	28.9
Acquisition obligations	2.1	18.7
Restructuring charges	0.7	2.2
Other	62.0	81.3
Total accrued liabilities	$632.3	$787.1

Other (Expense) Income, Net
Results of operations for the three and nine months ended September 30, 2023 and 2022 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (losses)/gains on sales of businesses	$(12.1)	$3.1	$(18.9)	$(4.0)
Other	(1.6)	14.4	(5.9)	10.8
Total other (expense) income, net	$(13.7)	$17.5	$(24.8)	$6.8
Net (losses)/gains on sales of businesses – During the three and nine months ended September 30, 2023 and 2022, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and nine months ended September 30, 2023, the amounts recognized were primarily related to pension and postretirement costs. During the three months ended September 30, 2022, the amounts recognized were primarily related to a cash gain from the sale of an equity investment. During the nine months ended September 30, 2022, the amounts recognized were primarily attributable to factors noted for the third quarter of 2022, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest in the second quarter of 2022.

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
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2023 and 2022.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Number of shares repurchased	6.1	7.1
Aggregate cost, including fees[1]	$219.0	$221.6
Average price per share, including fees	$35.66	$31.10

1The amount for nine months ended September 30, 2023 excludes $1.2 of estimated excise tax on net share repurchases.
We fully utilized the 2022 share repurchase program during the second quarter of 2023. As of September 30, 2023, $211.2, excluding fees, remains available for repurchase under the 2023 share repurchase program. There is no expiration date associated with the 2023 share repurchase program.

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
The following table presents changes in our redeemable non-controlling interests.

	Nine months ended September 30,
	2023	2022
Balance at beginning of period	$38.3	$15.6
Change in related non-controlling interests balance	(0.1)	(0.8)
Changes in redemption value of redeemable non-controlling interests:
Additions	7.4	3.1
Redemptions	(0.4)	(9.4)
Redemption value adjustments	(3.8)	0.6
Balance at end of period	$41.4	$9.1

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
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	MD&E	IA&C	SC&E	Total
Balance at December 31, 2022	$2,484.6	$1,881.6	$684.4	$5,050.6
Goodwill Reallocation	180.6	(180.6)	—	—
Balance at January 1, 2023	2,665.2	1,701.0	684.4	5,050.6
Acquisitions	0.9	7.9	1.0	9.8
Foreign Currency and Other	1.9	(6.6)	(0.6)	(5.3)
Balance at September 30, 2023	$2,668.0	$1,702.3	$684.8	$5,055.1

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 6:  Income Taxes
For the three months ended September 30, 2023, our income tax expense was negatively impacted by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries. For the nine months ended September 30, 2023, our income tax expense was positively impacted by a benefit of $64.2 related to the settlement of the 2017 and 2018 U.S. Federal income tax audit and excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards.
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

Note 7:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the nine months ended September 30, 2023.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.4	$35.56
Performance-based stock (shares)	2.1	$26.31
Total stock-based compensation awards	3.5
During the nine months ended September 30, 2023, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $46.1 and $17.4, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2022	$(815.8)	$35.0	$(179.6)	$(960.4)
Other comprehensive (loss) income before reclassifications	(28.6)	0.5	2.8	(25.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.5	(1.3)	4.0	3.2
Balance as of September 30, 2023	$(843.9)	$34.2	$(172.8)	$(982.5)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2021	$(723.2)	$22.9	$(193.9)	$(894.2)
Other comprehensive (loss) income before reclassifications	(228.5)	13.3	3.4	(211.8)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.5	(0.8)	3.7	3.4
Balance as of September 30, 2022	$(951.2)	$35.4	$(186.8)	$(1,102.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2023	2022	2023	2022
Foreign currency translation adjustments	$0.0	$(1.3)	$0.5	$0.5	Other (expense) income, net
Net loss on derivative instruments	(1.1)	(0.4)	(1.7)	(1.1)	Other (expense) income, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	1.8	1.5	5.2	4.8	Other (expense) income, net
Tax effect	—	(0.3)	(0.8)	(0.8)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$0.7	$(0.5)	$3.2	$3.4

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service cost	$0.0	$0.0	$0.8	$0.9	$0.0	$0.0
Interest cost	1.0	0.7	3.9	2.1	0.2	0.2
Expected return on plan assets	(1.0)	(1.1)	(4.3)	(4.7)	0.0	0.0
Amortization of:
Prior service cost	0.1	0.0	0.0	0.0	0.0	0.0
Unrecognized actuarial losses	0.4	0.3	1.3	1.1	0.0	0.1
Net periodic cost	$0.5	$(0.1)	$1.7	$(0.6)	$0.2	$0.3

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service cost	$0.0	$0.0	$1.4	$3.2	$0.0	$0.0
Interest cost	3.0	2.1	11.8	6.8	0.7	0.5
Expected return on plan assets	(3.0)	(3.4)	(12.8)	(15.2)	0.0	0.0
Amortization of:
Prior service cost	0.1	0.0	0.1	0.1	0.0	0.0
Unrecognized actuarial losses	1.2	1.0	3.8	3.4	0.0	0.3
Net periodic cost	$1.3	$(0.3)	$4.3	$(1.7)	$0.7	$0.8
The components of net periodic cost other than the service cost component are included in the line item “Other (expense) income, net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2023, we contributed $0.0 and $12.2 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2023, we expect to contribute approximately $0.0 and $4.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 10:  Segment Information
As of September 30, 2023, we have three reportable segments: MD&E, IA&C, and SC&E. We also report results for the "Corporate and other" group.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total revenue:
MD&E	$1,069.3	$1,040.7	$3,121.3	$3,126.5
IA&C	966.4	1,011.4	2,941.1	3,079.8
SC&E	642.8	585.6	1,803.6	1,735.6
Total	$2,678.5	$2,637.7	$7,866.0	$7,941.9

Revenue before billable expenses:
MD&E	$1,054.4	$1,024.2	$3,070.7	$3,063.2
IA&C	883.3	927.1	2,672.6	2,805.8
SC&E	371.3	344.9	1,071.1	1,029.9
Total	$2,309.0	$2,296.2	$6,814.4	$6,898.9

Restructuring[1]:
MD&E	$(0.1)	$—	$(1.3)	$(0.1)
IA&C	(0.5)	—	(0.2)	6.1
SC&E	(0.2)	(5.8)	0.7	(5.4)
Corporate and Other	0.2	—	0.1	0.1
Total	$(0.6)	$(5.8)	$(0.7)	$0.7

Segment EBITA[2]:
MD&E	$208.0	$170.3	$430.4	$451.0
IA&C	130.4	147.9	361.5	430.8
SC&E	77.7	63.8	194.2	179.3
Corporate and Other	(18.3)	(20.0)	(47.2)	(61.9)
Total	$397.8	$362.0	$938.9	$999.2

Amortization of acquired intangibles:
MD&E	$19.2	$17.7	$58.0	$53.4
IA&C	1.2	1.7	3.3	6.4
SC&E	0.6	0.8	1.8	2.8
Corporate and Other	0.0	0.0	0.0	0.0
Total	$21.0	$20.2	$63.1	$62.6

Depreciation and amortization[3]:
MD&E	$26.6	$26.3	$79.8	$78.5
IA&C	13.2	14.7	40.6	43.6
SC&E	4.0	4.3	12.1	12.6
Corporate and Other	1.2	1.5	3.4	4.6
Total	$45.0	$46.8	$135.9	$139.3

Capital expenditures:
MD&E	$21.8	$27.2	$75.0	$64.8
IA&C	14.7	9.6	23.6	26.5
SC&E	1.8	2.4	3.8	5.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Corporate and Other	9.5	7.0	24.7	21.5
Total	$47.8	$46.2	$127.1	$118.5

1 Non-cash lease impairment costs were comprised of ($0.1) at MD&E, ($0.6) at IA&C and ($0.2) at SC&E for the three months ended September 30, 2023. Non-cash lease impairment costs were comprised of ($1.3) at MD&E and ($0.8) at IA&C for the nine months ended September 30, 2023. Non-cash lease impairment costs were comprised of ($7.3) at SC&E for the three months ended September 30, 2022. Non-cash lease impairment costs were comprised of ($0.1) at MD&E, $5.2 at IA&C, and ($7.1) at SC&E for the nine months ended September 30, 2022.
2 Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net (loss) income of unconsolidated affiliates, net income attributable to non-controlling interests and amortization of acquired intangibles.
3 Excludes amortization of acquired intangibles.

	September 30, 2023	December 31, 2022
Total assets:
MD&E	$9,271.7	$9,984.3
IA&C	4,760.7	5,083.5
SC&E	1,802.5	1,629.9
Corporate and Other	1,192.4	2,147.3
Total	$17,027.3	$18,845.0

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
MD&E EBITA	$208.0	$170.3	$430.4	$451.0
IA&C EBITA	130.4	147.9	361.5	430.8
SC&E EBITA	77.7	63.8	194.2	179.3
Corporate and Other EBITA	(18.3)	(20.0)	(47.2)	(61.9)
Less: consolidated amortization of acquired intangibles	21.0	20.2	63.1	62.6
Operating income	376.8	341.8	875.8	936.6
Total (expenses) and other income	(37.3)	(10.4)	(91.7)	(80.5)
Income before income taxes	$339.5	$331.4	$784.1	$856.1

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2023. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$581.3	$—	$—	$581.3	Cash and cash equivalents
Marketable securities	$2.8	$—	$—	$2.8	Marketable securities

Liabilities
Contingent acquisition obligations [1]	$—	$—	$2.4	$2.4	Accrued liabilities and Other non-current liabilities

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,688.1	$—	$—	$1,688.1	Cash and cash equivalents
Marketable securities	$1.1	$—	$—	$1.1	Marketable securities

Liabilities
Contingent acquisition obligations [1]	$—	$—	$21.6	$21.6	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $19.2 from December 31, 2022 to September 30, 2023 is primarily due to payments related to our deferred acquisitions payments from prior-year acquisitions and valuation adjustments, partially offset by new acquisitions and the exercises of redeemable non-controlling interest. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$99.0	$—	$—	$99.0	$—	$—	$—	$—

Liabilities
Total long-term debt	$—	$2,757.2	$0.4	$2,757.6	$—	$2,551.5	$0.8	$2,552.3
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of September 30, 2023 ranged from 3.0% to 6.0%.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 12:  Commitments and Contingencies
Guarantees
As discussed in our 2022 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of September 30, 2023 and December 31, 2022, the amount of parent company guarantees on lease obligations was $725.0 and $797.3, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $276.3 and $276.4, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $106.8 and $101.3, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both September 30, 2023, and December 31, 2022 there were no material assets pledged as security for such parent company guarantees.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that help marketers and brands succeed in today's digital economy. Combining the power of creativity and technology, our 57,700 employees and operations span all major world markets. Our companies specialize in data, creativity, media, consulting, commerce, behavioral science and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
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
Current Market Conditions
In contrast to the robust business environment in 2022, the macroeconomic backdrop in 2023 has been more moderate. The impact of a slowing economy that we began to see toward the end of last year on the more cyclical parts of our business continued to weigh on the first nine months of the year, although certain business sectors and geographic regions continue to show resilience. The principal macroeconomic risks to our performance include the impact of any general or regional economic slowdown or contraction, the extent of inflation of labor costs and potential for labor shortages, inflationary pressures on our clients and their customers, the economic impacts of geopolitical conflict and uncertainty, and the impact of continuing and unpredictable supply chain disruptions across the global economy. See Item 1A, Risk Factors, in our most recent Annual Report on Form 10-K.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. Our results during the first nine months of 2023 were most adversely impacted by the strength of the U.S. Dollar against the Argentine Peso, Canadian Dollar and British Pound Sterling.
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
Results for the three and nine months ended September 30, 2023, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.
The following table presents a summary of our financial performance for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,			Nine months ended September 30,
Statement of Operations Data	2023	2022	% Increase/ (Decrease)	2023	2022	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$2,309.0	$2,296.2	0.6%	$6,814.4	$6,898.9	(1.2)%
Billable expenses	369.5	341.5	8.2%	1,051.6	1,043.0	0.8%
Total revenue	$2,678.5	$2,637.7	1.5%	$7,866.0	$7,941.9	(1.0)%

OPERATING INCOME	$376.8	$341.8	10.2%	$875.8	$936.6	(6.5)%

Adjusted EBITA [1]	$397.8	$362.0	9.9%	$938.9	$999.2	(6.0)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$243.7	$251.8		$635.2	$640.8

Earnings per share available to IPG common stockholders:
Basic	$0.64	$0.64		$1.65	$1.63
Diluted	$0.63	$0.64		$1.64	$1.62

Operating Ratios
Organic change in revenue before billable expenses	(0.4)%	5.6%		(0.8)%	8.2%

Operating margin on revenue before billable expenses	16.3%	14.9%		12.9%	13.6%
Operating margin on total revenue	14.1%	13.0%		11.1%	11.8%

Adjusted EBITA margin on revenue before billable expenses [1]	17.2%	15.8%		13.8%	14.5%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	66.3%	67.4%		69.1%	68.1%
Office and other direct expenses	13.8%	14.3%		14.5%	14.5%
Selling, general and administrative expenses	0.7%	0.8%		0.6%	0.8%
Depreciation and amortization	2.9%	2.9%		2.9%	2.9%
Restructuring charges [2]	(0.0) %	(0.3)%		(0.0) %	0.0%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

2    For the three and nine months ended September 30, 2023, results include net restructuring charges of $(0.6) and $(0.7), respectively. For the three and nine months ended September 30, 2022, results include net restructuring charges of $(5.8) and $0.7, respectively. See “Restructuring Charges” in Note 5 to the unaudited Consolidated Financial Statements for further information.

Total revenue, which includes billable expenses, increased 1.5% during the third quarter of 2023. Our organic decrease of revenue before billable expenses was (0.4)% during the third quarter of 2023, compared to an organic increase of 5.6% during the third quarter of 2022. The decrease was due to lower spending from existing clients and net client losses in our technology & telecom and retail sectors, partially offset by increased spending from existing clients and net client wins in our auto & transportation, other, financial services, and healthcare sectors. During the third quarter of 2023, our Adjusted EBITA margin on revenue before billable expenses increased to 17.2% from 15.8% in the prior-year period as revenue before billable expenses increased, and our operating expenses, excluding billable expenses and amortization of acquired intangibles decreased. See further discussion below in the “Results of Operations” section.
Total revenue, which includes billable expenses, decreased (1.0)% during the first nine months of 2023. Our organic decrease of revenue before billable expenses was (0.8)% during the first nine months of 2023, compared to an organic increase of 8.2% during the first nine months of 2022. The decrease was due to lower spending from existing clients and net client losses in our technology & telecom and retail sectors, partially offset by net client wins in our healthcare, financial services and auto & transportation sectors. During the first nine months of 2023, our Adjusted EBITA margin on revenue before billable expenses decreased to 13.8% from 14.5% in the prior-year period as the decrease in revenue before billable expenses exceeded the slight decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. See further discussion below in the “Results of Operations” section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
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

		Components of Change				Change
	Three months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2023	Organic	Total
Consolidated	$2,296.2	$15.0	$8.0	$(10.2)	$2,309.0	(0.4)%	0.6%
Domestic	1,523.0	—	5.6	(18.7)	1,509.9	(1.2)%	(0.9)%
International	773.2	15.0	2.4	8.5	799.1	1.1%	3.3%
United Kingdom	176.5	12.7	—	3.8	193.0	2.2%	9.3%
Continental Europe	160.1	12.0	—	6.2	178.3	3.9%	11.4%
Asia Pacific	187.1	(4.6)	2.1	(9.3)	175.3	(5.0)%	(6.3)%
Latin America	107.4	1.3	—	6.1	114.8	5.7%	6.9%
Other	142.1	(6.4)	0.3	1.7	137.7	1.2%	(3.1)%
The organic decrease of revenue before billable expenses was (0.4)% during the third quarter of 2023. The organic decrease in our domestic market was primarily due to revenue decreases at our advertising businesses and digital project-based offerings, partially offset by revenue increases at our media businesses. In our international markets, the 1.1% organic increase was driven by revenue increases at our media businesses, public relations agencies and experiential businesses and was most notable in our Continental Europe and Latin America regions, partially offset by revenue decreases at our digital project-based offerings across all regions.

		Components of Change				Change
	Nine months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2023	Organic	Total
Consolidated	$6,898.9	$(60.7)	$29.7	$(53.5)	$6,814.4	(0.8)%	(1.2)%
Domestic	4,548.0	—	35.1	(70.8)	4,512.3	(1.6)%	(0.8)%
International	2,350.9	(60.7)	(5.4)	17.3	2,302.1	0.7%	(2.1)%
United Kingdom	543.7	(7.8)	—	12.2	548.1	2.2%	0.8%
Continental Europe	539.2	4.7	—	(9.4)	534.5	(1.7)%	(0.9)%
Asia Pacific	549.5	(24.0)	4.2	(17.9)	511.8	(3.3)%	(6.9)%
Latin America	297.0	(9.6)	(1.4)	15.9	301.9	5.4%	1.6%
Other	421.5	(24.0)	(8.2)	16.5	405.8	3.9%	(3.7)%
The organic decrease of revenue before billable expenses was (0.8)% during the first nine months of 2023. The organic decrease in our domestic market was primarily due to revenue decreases at our advertising businesses and digital project-based offerings, partially offset by revenue increases at our media businesses. In our international markets, the 0.7% organic increase was driven by growth at our media businesses, public relations agencies and experiential businesses and was most notable in the United Kingdom and Latin America regions, partially offset by revenue decreases at our digital project-based offerings across all regions.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Increase/ (Decrease)	2023	2022	% Increase/ (Decrease)
Salaries and related expenses	$1,531.1	$1,546.8	(1.0)%	$4,707.0	$4,701.4	0.1%

As a % of revenue before billable expenses:
Salaries and related expenses	66.3%	67.4%		69.1%	68.1%
Base salaries, benefits and tax	58.4%	57.9%		60.6%	58.1%
Incentive expense	2.6%	3.3%		2.8%	3.9%
Severance expense	1.0%	1.1%		1.4%	0.7%
Temporary help	3.4%	4.0%		3.3%	4.4%
All other salaries and related expenses	0.9%	1.1%		1.0%	1.0%
Total salaries and related expenses decreased (1.0)% during the third quarter of 2023 as compared to the prior-year period, primarily driven by a decrease in performance-based employee compensation expense and temporary help expense, partially offset by an increase in base salaries, benefits and tax.
Total salaries and related expenses increased 0.1% during the first nine months of 2023 as compared to the prior-year period, primarily due to an increase in base salaries, benefits and tax as well as severance expense, offset by decreases in performance-based employee compensation expense and temporary help expense.
Office and Other Direct Expenses

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Increase/ (Decrease)	2023	2022	% Increase/ (Decrease)
Office and other direct expenses	$318.8	$327.9	(2.8)%	$989.6	$1,001.1	(1.1)%

As a % of revenue before billable expenses:
Office and other direct expenses	13.8%	14.3%		14.5%	14.5%
Occupancy expense	4.7%	4.8%		4.7%	4.9%
All other office and other direct expenses [1]	9.1%	9.5%		9.8%	9.6%

1Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by (2.8)% during the third quarter of 2023 as compared to the prior-year period. The decrease in office and other direct expenses was mainly driven by to decreases in employment costs, client service costs and occupancy expense, partially offset by foreign currency losses and an increase in bad debt expense.
Office and other direct expenses decreased by (1.1)% during the first nine months of 2023 as compared to the prior-year period. The decrease in office and other direct expenses was primarily driven by factors similar to those noted above for the third quarter of 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three and nine months ended September 30, 2023, SG&A decreased as compared to the prior-year period, primarily due to decreases in performance-based incentive compensation expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Depreciation and Amortization
During the third quarter and first nine months of 2023, depreciation and amortization expenses decreased compared to the prior-year period.
Restructuring Charges
During the third quarter and first nine months of 2023, restructuring charges represent adjustments to our restructuring actions taken in 2020 and 2022. During the third quarter and first nine months of 2022, restructuring charges represent adjustments to our restructuring actions taken in 2020.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash interest on debt obligations	$(58.3)	$(41.5)	$(162.0)	$(118.5)
Non-cash interest	(0.4)	(1.1)	(2.2)	(2.7)
Interest expense	(58.7)	(42.6)	(164.2)	(121.2)
Interest income	35.1	14.7	97.3	33.9
Net interest expense	(23.6)	(27.9)	(66.9)	(87.3)
Other (expense) income, net	(13.7)	17.5	(24.8)	6.8
Total (expenses) and other income	$(37.3)	$(10.4)	$(91.7)	$(80.5)
Net interest expense decreased by $4.3 and $20.4 for the three and nine months ended September 30, 2023, respectively, compared to a year ago, primarily attributable to higher interest rates on net deposits, partially offset by lower net cash balances.
Other Expense, Net
Results of operations for the three and nine months ended September 30, 2023 and 2022 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (losses)/gains on sales of businesses	$(12.1)	$3.1	$(18.9)	$(4.0)
Other	(1.6)	14.4	(5.9)	10.8
Total other (expense) income, net	$(13.7)	$17.5	$(24.8)	$6.8
Net (losses)/gains on sales of businesses – During the three and nine months ended September 30, 2023 and 2022, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and nine months ended September 30, 2023, the amounts recognized were primarily related to pension and postretirement costs. During the three months ended September 30, 2022, the amounts recognized were primarily related to a cash gain from the sale of an equity investment. During the nine months ended September 30, 2022, the amounts recognized were primarily attributable to factors noted for the third quarter of 2022, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest in the second quarter of 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
INCOME BEFORE INCOME TAXES	$339.5	$331.4	$784.1	$856.1
Provision for income taxes	$91.5	$76.4	$135.9	$209.2
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended September 30, 2023, our income tax expense was negatively impacted by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries. For the nine months ended September 30, 2023, our income tax expense was positively impacted by a benefit of $64.2 related to the settlement of the 2017 and 2018 U.S. Federal income tax audit and excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards.
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
EARNINGS PER SHARE
    Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2023 were $0.64 and $1.65, respectively, compared to basic earnings per share of $0.64 and $1.63 for the three months and nine months ended September 30, 2022, respectively. Diluted earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2023 were $0.63 and $1.64, respectively, compared to diluted earnings per share of $0.64 and $1.62 for the three months and nine months ended September 30, 2022, respectively.
    Basic and diluted earnings per share for the three months ended September 30, 2023 included negative impacts of $0.04 from the amortization of acquired intangibles and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.
    Basic and diluted earnings per share for the nine months ended September 30, 2023 included a positive impact of $0.17 related to the settlement of U.S. Federal Income Tax Audits for the years 2017-2018, negative impacts of $0.13 from the amortization of acquired intangibles and $0.04 from net losses on sales of businesses and the classification of certain assets as held for sale as well as a loss related to the sale of an equity investment.
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

Segment Results of Operations – Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have three reportable segments as of September 30, 2023: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2023	Organic	Total
Consolidated	$1,024.2	$7.3	$17.9	$5.0	$1,054.4	0.5%	2.9%
Domestic	652.0	—	14.7	(3.2)	663.5	(0.5)%	1.8%
International	372.2	7.3	3.2	8.2	390.9	2.2%	5.0%
The organic increase during the third quarter of 2023 was mainly attributable to increased spending from existing clients in our financial services, healthcare and retail sectors, partially offset by lower spending from existing clients and net client losses in our technology & telecom sectors. The (0.5)% organic decrease during the third quarter of 2023 in our domestic market was due to revenue decreases at our digital project-based offerings as well as data management and analytics, partially offset by revenue increases at our media businesses. In our international markets, the organic increase was primarily driven by revenue increases at our media businesses primarily in the Continental Europe and Latin America regions, partially offset by decreases at our digital project-based offerings across all regions.

		Components of Change				Change
	Nine months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2023	Organic	Total
Consolidated	$3,063.2	$(28.7)	$54.0	$(17.8)	$3,070.7	(0.6)%	0.2%
Domestic	1,943.6	—	44.2	(17.6)	1,970.2	(0.9)%	1.4%
International	1,119.6	(28.7)	9.8	(0.2)	1,100.5	(0.0)%	(1.7)%
The organic decrease during the first nine months of 2023 was due to lower spending from existing clients and net client losses in our technology & telecom sectors, partially offset by net client wins and increased spending from existing clients in our financial services and healthcare sectors. The (0.9)% organic decrease during the first nine months of 2023 in our domestic market was due to revenue decreases at our digital project-based offerings, partially offset by revenue increases at our media businesses. In our international markets, the organic change was relatively flat as increases at our media businesses, primarily in the Latin America and United Kingdom regions, were offset by decreases at our digital project-based offerings across all regions.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Segment EBITA	$208.0	$170.3	22.1%	$430.4	$451.0	(4.6)%
Segment EBITA margin on revenue before billable expenses	19.7%	16.6%		14.0%	14.7%
Segment EBITA margin increased during the third quarter of 2023 compared to the prior-year period, as revenue before billable expenses, as discussed above, increased while our operating expenses, excluding billable expenses and amortization of acquired intangibles decreased. The slight increase in salaries and related expenses, as compared to the prior-year period, was primarily due to increases in base salaries, benefits and tax, partially offset by decreases in temporary help expense. Office and other direct expense decreased mainly due to decreases client service costs, occupancy expense and employment costs, partially offset by foreign currency losses and an increase in professional consulting fees.
Segment EBITA margin decreased during the first nine months of 2023 compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The increase in salaries and related expenses, as compared to the prior-year period, was primarily due to increases in base salaries, benefits and tax and severance expense, partially offset by decreases in temporary help and performance-based incentive expense. Office and other direct expense

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

decreased mainly due to decreases in occupancy expense, employment costs and client service costs, partially offset by foreign currency losses and increases in bad debt expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.5% and 2.6% during the third quarter and first nine months of 2023, respectively, which decreased slightly as compared to the prior-year periods.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2023	Organic	Total
Consolidated	$927.1	$3.8	$(9.9)	$(37.7)	$883.3	(4.1)%	(4.7)%
Domestic	620.0	—	(9.1)	(31.0)	579.9	(5.0)%	(6.5)%
International	307.1	3.8	(0.8)	(6.7)	303.4	(2.2)%	(1.2)%
The organic decrease during the third quarter of 2023 was due to lower spending from existing clients and net client losses in our technology & telecom, retail and financial services sectors, partially offset by net client wins in our auto & transportation sector. The (5.0)% organic decrease during the third quarter of 2023 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the (2.2)% organic decrease was due to revenue decreases in our advertising businesses across all regions.

		Components of Change				Change
	Nine months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2023	Organic	Total
Consolidated	$2,805.8	$(26.5)	$(24.3)	$(82.4)	$2,672.6	(2.9)%	(4.7)%
Domestic	1,870.8	—	(9.1)	(79.1)	1,782.6	(4.2)%	(4.7)%
International	935.0	(26.5)	(15.2)	(3.3)	890.0	(0.4)%	(4.8)%
The organic decrease during the first nine months of 2023 was due to lower spending from existing clients and net client losses in our technology & telecom retail and financial services sectors, partially offset by net client wins in our auto & transportation sector. The (4.2)% organic decrease during the first nine months of 2023 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the (0.4)% organic decrease was due to revenue decreases in our advertising businesses most notably in our Continental Europe and Asia Pacific regions, partially offset by revenue growth in our Other Region, led by the Middle East, and Latin America regions.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Segment EBITA	$130.4	$147.9	(11.8)%	$361.5	$430.8	(16.1)%
Segment EBITA margin on revenue before billable expenses	14.8%	16.0%		13.5%	15.4%
Segment EBITA margin decreased during the third quarter of 2023 compared to the prior-year period, as the decrease in revenue before billable expenses, as discussed above, exceeded the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by decreases in performance-based incentive expense, temporary help expense and base salaries, benefits and tax. Office and other direct expense decreased mainly due to decreases in employment costs and occupancy expense, partially offset by foreign currency losses and increases in professional consulting fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA margin decreased during the first nine months of 2023 compared to the prior-year period, as the decrease in revenue before billable expenses, as discussed above, exceeded the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was mainly due to decreases in temporary help expense and performance-based incentive expense, partially offset by increases in severance expense and base salaries, benefits and tax. Office and other direct expense increased mainly due to foreign currency losses as well as increases in travel and entertainment expense, bad debt expense and expenses related to company meetings and conferences, partially offset by decreases in employment costs and occupancy expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.5% during the third quarter and first nine months of 2023, which decreased slightly compared to the prior-year period.
Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2023	Organic	Total
Consolidated	$344.9	$3.9	—	$22.5	$371.3	6.5%	7.7%
Domestic	251.0	—	—	15.5	266.5	6.2%	6.2%
International	93.9	3.9	—	7.0	104.8	7.5%	11.6%
The organic increase during the third quarter of 2023 was mainly attributable to increased spending from existing clients and net client wins in our other, food & beverage and healthcare sectors, partially offset by net client losses and lower spending from existing clients in our technology & telecom sector. The organic increase of 6.2% during the third quarter of 2023 in our domestic market was driven by revenue increases at our experiential businesses and public relations agencies. In our international markets, the 7.5% organic increase was driven by growth at both our public relations agencies and experiential businesses, and was most notable in the United Kingdom and Asia Pacific regions.

		Components of Change				Change
	Nine months ended September 30, 2022	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2023	Organic	Total
Consolidated	$1,029.9	$(5.5)	—	$46.7	$1,071.1	4.5%	4.0%
Domestic	733.6	—	—	25.9	759.5	3.5%	3.5%
International	296.3	(5.5)	—	20.8	311.6	7.0%	5.2%
The organic increase during the first nine months of 2023 was mainly attributable to increased spending from existing clients in our healthcare, other, auto & transportation and financial services sectors, partially offset by net client losses and lower spending from existing clients in our technology & telecom sector. The organic increase of 3.5% during the first nine months of 2023 in our domestic market was driven by revenue increases at our public relations agencies and experiential businesses. In our international markets, the 7.0% organic increase was driven by growth at both our public relations agencies and experiential businesses, and was most notable in the United Kingdom and Asia Pacific regions.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Segment EBITA	$77.7	$63.8	21.8%	$194.2	$179.3	8.3%
Segment EBITA margin on revenue before billable expenses	20.9%	18.5%		18.1%	17.4%
Segment EBITA margin increased during the third quarter of 2023 compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The increase in salaries and related expenses, as compared to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

prior-year period, was primarily due to an increase in base salaries, benefits and tax, partially offset by decreases in severance expense. Office and other direct expense increased mainly due to foreign currency losses and increases in bad debt expense, partially offset by decreases in occupancy expense.
Segment EBITA margin increased during the first nine months of 2023 compared to the prior-year period, as the increase in revenue before billable expenses, as discussed above, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The increase in salaries and related expenses, as compared to the prior-year period, was primarily due to increases in in base salaries, benefits and tax, severance expense and performance-based incentive expense, partially offset by decreases in temporary help expense. Office and other direct expense decreased mainly due to decreases in occupancy expense and employment costs, partially offset by foreign currency losses and increases in travel and entertainment expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.1% during the third quarter of 2023 and first nine months of 2023, respectively which decreased slightly as compared to the prior-year period.
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
During the third quarter of 2023, Corporate and Other expenses decreased by $1.7 compared to the prior-year period to $18.3, primarily attributable to a decrease in selling, general and administrative expenses, which is discussed in the Results of Operations section. During the first nine months of 2023, Corporate and Other expenses decreased by $14.7 compared to the prior-year period to $47.2, primarily attributable to factors similar to those noted for the second quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2023	2022
Net income	$646.5	$650.2
Adjustments to reconcile to net cash used in operating activities [1]	272.9	267.4
Net cash used in working capital [2]	(1,099.1)	(1,523.6)
Changes in other non-current assets and liabilities	(160.4)	(52.8)
Net cash used in operating activities	$(340.1)	$(658.8)
Net cash used in investing activities	(204.3)	(126.2)
Net cash used in financing activities	(390.0)	(652.9)

1Consist primarily of depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and net losses on sales of businesses.
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
Net cash used in operating activities during the first nine months of 2023 decreased to $340.1 from $658.8 in the first nine months of 2022, primarily attributable to a decrease in working capital usage of $424.5. Working capital use was primarily impacted by the spending levels of our clients and variation in the timing of collections and payments around the reporting period.
Investing Activities
Net cash used in investing activities during the first nine months of 2023 was $204.3, which was an increase of $78.1 as compared to the first nine months of 2022, primarily driven by an increase in purchases of short-term marketable securities of $97.6, partially offset by an increase in net proceeds from investments of $19.1 as compared to the first nine months of 2022. Payments for capital expenditures increased to $127.1 from $118.5 in the first nine months of 2023 and 2022, respectively, primarily attributable to higher spending on computer software, partially offset by decreased spending on computer hardware.
Financing Activities
Net cash used in financing activities during the first nine months of 2023 was $390.0, primarily driven by the payment of common stock dividends of $361.2 and common stock repurchases of $219.0, partially offset by net proceeds of $296.3 from the issuance of our $300.0 aggregate principal amount of 5.375% unsecured senior notes due 2033 (the "5.375% Senior Notes"). See Note 3 in Item 1, Financial Statements, for further information.
Net cash used in financing activities during the first nine months of 2022 was $652.9, primarily driven by the payment of common stock dividends of $345.1 and common stock repurchases of $221.6.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $35.0 during the first nine months of 2023. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Australian Dollar, Argentine Peso, British Pound Sterling and Euro as of September 30, 2023 as compared to December 31, 2022.
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
Notable funding requirements include:
•Debt service – Our 4.200% Senior Notes in aggregate principal amount of $250.0 mature on April 15, 2024. We expect to use available cash, as well as credit available under our commercial paper and short-term debt lines as needed to fund the principal repayment. As of September 30, 2023, we had outstanding short-term borrowings of $31.0 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2028 through 2048.
•Acquisitions – We paid cash of $2.6, net of cash acquired, for acquisitions completed in the first nine months of 2023, as well as $3.7 in relation to adjustments made to upfront payments related to prior year acquisitions. We paid deferred payments of $15.6 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first nine months of 2023. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $2.0 over the next twelve months related to all completed acquisitions as of September 30, 2023. We may also be required to pay approximately $5.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first nine months of 2023, we paid a quarterly cash dividend of $0.310 per share on our common stock, which corresponded to an aggregate dividend payment of $361.2. Assuming we pay a quarterly dividend of $0.310 per share, and there is no significant change in the number of outstanding shares as of September 30, 2023, we would expect to pay approximately $475.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors (the "Board") and will depend upon factors such as our earnings, financial position and cash requirements.
Share Repurchase Programs
In February 2022, our Board reauthorized a program to repurchase, from time to time, up to $400.0 of our common stock. In February 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2022 share repurchase program. We fully utilized the 2022 share repurchase program during the second quarter of 2023. As of September 30, 2023, $211.2, excluding fees, remains available for repurchase under the 2023 share repurchase program. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. There is no expiration date associated with the 2023 share repurchase program.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On November 1, 2021, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to November 1, 2026 and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2023, there were no borrowings under the Credit Agreement; however, we had $9.6 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.4.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2023. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	September 30, 2023	Credit Agreement EBITDA Reconciliation	September 30, 2023
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$932.4
Actual leverage ratio	1.84x	Non-operating adjustments [2]	388.0
		Operating income	1,320.4
		Add:
		Depreciation and amortization	333.6
		Other non-cash charges reducing operating income	85.5
		Credit Agreement EBITDA [1]	$1,739.5

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
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2023, the Company had uncommitted lines of credit in an aggregate amount of $869.9, under which we had outstanding borrowings of $31.0 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2023 was $47.9 with weighted-average interest rate of approximately 9.5%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2023, there was no commercial paper activity, and as of September 30, 2023, there was no commercial paper outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2023, the amount netted was $2,684.4.
DEBT CREDIT RATINGS
Our debt credit ratings as of October 18, 2023, are listed below.

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

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2022, included in our 2022 Annual Report. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2022. Actual results may differ from these estimates under different assumptions or conditions and further decline in macroeconomic conditions or increasing interest rates could have a negative impact on these estimates, including the fair value of certain assets.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue before billable expenses	$2,309.0	$2,296.2	$6,814.4	$6,898.9

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$243.7	$251.8	$635.2	$640.8

Add Back:
Provision for income taxes	91.5	76.4	135.9	209.2
Subtract:
Total (expenses) and other income	(37.3)	(10.4)	(91.7)	(80.5)
Equity in net (loss) income of unconsolidated affiliates	(2.3)	2.5	(1.7)	3.3
Net income attributable to non-controlling interests	(2.0)	(5.7)	(11.3)	(9.4)
Operating Income [1]	376.8	341.8	875.8	936.6
Add Back:
Amortization of acquired intangibles	21.0	20.2	63.1	62.6
Adjusted EBITA [1]	$397.8	$362.0	$938.9	$999.2
Adjusted EBITA Margin on Revenue before billable expenses	17.2%	15.8%	13.8%	14.5%

1 Calculations include restructuring charges of $(0.6) and $(0.7) for the three and nine months ended September 30, 2023 and $(5.8) and $0.7 for the three and nine months ended September 30, 2022, respectively. See Note 5 in Item 1, Financial Statements, for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the third quarter of 2023. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of September 30, 2023 and December 31, 2022, approximately 99% and 98%, respectively, of our debt obligations bore fixed interest rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2022 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2022 Annual Report on Form 10-K (the “2022 Annual Report”), which could materially affect our business, financial condition or future results. In the third quarter of 2023, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2022 Annual Report. The risks described in our 2022 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from July 1, 2023 to September 30, 2023:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	652,824	$38.41	650,540	$277,151,594
August 1 - 31	1,815,899	$33.58	1,815,899	$216,173,502
September 1 - 30	161,701	$31.59	157,503	$211,185,785
Total	2,630,424	$34.66	2,623,942
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 2,284 Withheld Shares in July 2023; no Withheld Shares in August 2023; and 4,198 Withheld Shares in September 2023, for a total of 6,482 Withheld Shares during the three-month period.

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

3On February 8, 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0 million, excluding fees, of our common stock. There is no expiration date associated with this share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File for the period ended September 30, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: October 25, 2023

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 25, 2023