Form 10-K
period 2023-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2024-02-20
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2023, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $14.9 billion. The number of shares of the registrant’s common stock outstanding as of February 15, 2024 was 378,725,237.

DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Committees of the Board of Directors,” “Audit Committee Report,” “Delinquent Section 16(a) Reports,” “Executive Compensation,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares and Ownership of Common Stock,” “Transactions with Related Persons,” “Director Independence” and “Appointment of Registered Public Accounting Firm.”

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
•the impacts on our business of any pandemics, epidemics, disease outbreaks or other public health crises;
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

About Us
We provide marketing, communications and business transformation services that help marketers and brands succeed in today’s digital economy. Combining the power of creativity and technology, our approximately 57,400 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications. We create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity to long-term, fully integrated campaigns. With operations in over 100 countries, we can operate in a single region or deliver global integrated programs.
IPG provides our agencies and clients with centralized resources, including unique assets in data, creativity and production, technology and artificial intelligence, which together form a foundation that enables our company to deliver ideas that drive growth for marketers and engage consumers at every touchpoint. Based in New York City, our corporate center sets company-wide financial objectives and corporate strategy, establishes financial management and operational controls, guides personnel policy, directs collaborative programs, conducts investor relations, manages environmental, social and governance ("ESG") programs, provides enterprise risk management and oversees mergers and acquisitions. In addition, we provide certain centralized functional services that enable operational efficiencies, including accounting and finance, research and development, technology, executive compensation management and recruitment assistance, employee benefits, market research, internal audit, legal services, real estate expertise and travel services.

Our Brands
IPG is a client‐centric company, and we seek to be essential partners to our clients in their own transformation journeys, providing them with seamless access to our best-in-class expertise across our entire portfolio. Our operations support the strategic position that marketers have access to the best and most appropriate Company resources to drive business success, and may access these capabilities from across the IPG network in an agile model called Open Architecture®. Consistent with this strategic principle, IPG’s agency brands are grouped into reportable segments based on the agencies’ primary capabilities.
•Media, Data & Engagement Solutions provides innovative capabilities and scale in global media and communications services, digital services and products, advertising and marketing technology, digital commerce, data management and analytics, strategic consulting, and digital brand experience. Our brands in this segment include IPG Mediabrands, UM, Initiative, KINESSO, Acxiom, Huge, MRM and R/GA.
•Integrated Advertising & Creativity Led Solutions provides advertising, corporate and brand identity services, and strategic consulting. The IPG brands include our leading global networks FCB, IPG Health, McCann Worldgroup, and MullenLowe Group as well as our domestic integrated agencies Campbell Ewald, Carmichael Lynch, Deutsch LA, The Martin Agency and others. These agencies have the leading role of ideation and the execution of creative ideas across complex integrated campaigns that are foundational to client brand identities.
•Specialized Communications & Experiential Solutions provides best‐in‐class global public relations and communications services, live events, sports and entertainment marketing, and strategic consulting. IPG brands include IPG DXTRA Health, The Weber Shandwick Collective, Golin, Jack Morton, Momentum and Octagon. These agencies create engaging experiences that allow consumers to build emotional connections and lasting relationships with brands.

All our brands leverage IPG’s unique assets in data and technology, creativity and production, media, consulting, technology and artificial intelligence to connect brand marketing and performance marketing, driving accelerated growth for our clients.

We list approximately 80 of our companies on our website under the "Our Companies" section, with descriptions, capabilities and office locations for each. To learn more about our broad range of capabilities, visit our website at www.interpublic.com. Information on our website is not part of this report.

Market Strategy
We operate in a media, consumer and technology ecosystem that continues to evolve at a rapid pace. To help our clients win in a data-led and digital first world, we have made and continue to make investments in strategic areas including digital commerce, retail media, artificial intelligence, audience resolution, and production across world markets. In addition, we consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage client-centric collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:
•Investment in leading talent: We believe our continued ability to attract and develop top talent and to be an industry employer of choice for an increasingly diverse workforce have been key differentiators for IPG. We continue to acquire and develop top strategic, creative and digital talent from a range of backgrounds.
•Growing our identity, data, digital commerce and platform capabilities: Our investments in talent and technology - growing data, identity resolution and platform capabilities - promise to drive further growth in this dynamic sector of our business. More than ever clients need audience-led thinking to solve for a widening set of business problems and opportunities in a digital-first world.
•Reinventing healthcare marketing: We have enhanced and strengthened our leadership position to deliver a comprehensive suite of services and global reach for healthcare clients. To do so, we have attracted and developed the industry’s most awarded and experienced talent, including scientists, strategists, creatives and engagement specialists across the entire healthcare marketing spectrum, enabling us to deliver healthcare information at speed, in ways that are highly personal, culturally relevant, as well as respectful of privacy.
•Retail media: We developed and launched a unified retail media network solution to provide brands with a holistic view of their performance across this fast-growth ecosystem of retail platforms. This capability, in turn, integrates with our commerce offering across the company, which extends to all core marketing functions – whether that’s media, creative, experiential, or PR and earned impressions.

Analytics teams, as well as modeling and decisioning tools, are core to all these strategic efforts. These are also areas where we continue to make investments in artificial intelligence. Combined with the latest advances in generative AI, we are now adding intelligence to the creation of content across the marketing spectrum. Together, these steps have built a culture of strategic creativity and high performance for marketers across IPG. We believe in the continued competitiveness of our offerings, the value of our long-term strategy, and the strength of our culture.

In 2023, IPG was once again ranked as the #1 most creatively effective holding company at the U.S. Effie Awards, the second consecutive year the Company has won this title. Altogether, 18 IPG agencies secured top honors across a range of categories and clients at the awards.
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
We have been widely recognized for our efforts in this area. In January 2024 we announced that IPG had received several honors that recognize its initiatives and transparency around Environmental, Social and Governance (ESG) efforts this year. The honors include IPG’s fourth year on the Dow Jones Sustainability Index (North America), 14th year on the Human Rights Campaign Foundation’s 2023-2024 Corporate Equality Index, and recognition on “Best Places to Work for Disability Inclusion” by Disability Equality Index, among other accolades and ratings.
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
In recent years, IPG has acquired agencies across the marketing spectrum, including firms specializing in data and tech, e-commerce, mobile marketing, social media, healthcare communications and public relations, as well as agencies with full-service capabilities. These acquired agencies have been integrated into one of our global networks or specialist agencies. During 2023, IPG continued to further evolve our offerings, investing in new capabilities and innovation to help our clients succeed in today’s digital economy.
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
As of December 31, 2023, we employed approximately 57,400 people, of which approximately 23,800 were employed in the United States.

As of December 31, 2023
Total	57,400
Domestic	23,800
International	33,600
United Kingdom	5,200
Continental Europe	6,800
Asia Pacific	10,500
Latin America	7,000
Other	4,100

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
As discussed above under Market Strategy — Diversity, Equity and Inclusion, diversity, equity and inclusion are essential priorities for IPG. Our goal is that our talent represents the diversity of our communities and consumers, with a corporate culture that drives belonging, well-being and growth. We believe that such a workplace will enable us to provide cultural insights to help our clients make authentic and responsible connections with their customers. The programs we provide in support of diversity, equity and inclusion include events, training and curated and bespoke content, research and tools, to foster awareness and action on an array of critical issues that we believe are vital for the recruitment, retention, advancement, well-being and belonging for people who are part of under-represented groups. We also foster business resource groups that offer programs on all facets of diversity and inclusion in support of our employees.
Environmental Sustainability Initiatives
IPG understands that climate change has consequences for all of us, bringing challenges for environmental protection, social wellbeing and good governance. It is a priority for our company to take action to address both causes and impacts of climate change. Our commitment includes measuring our carbon footprint and working toward limiting that footprint.
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
In June 2021, Interpublic announced that as part of its commitment to environmental sustainability, the Company is moving forward on an ambitious climate action plan that consists of three simultaneous quantitative goals:
•Science-Based Targets: The Company's near-term emissions reduction targets have been submitted to and validated by the Science Based Targets initiative (SBTi). This commitment also makes Interpublic a signatory to the Business Ambition for 1.5°C and a member of the United Nations-backed Race to Zero campaign.
•Renewable Electricity: The Company also committed to sourcing 100% renewable electricity by 2030 for its entire portfolio.
•Net-Zero Carbon Emissions: Additionally, the Company formally joined The Climate Pledge, a commitment to reaching net-zero carbon across our business by 2040.
As part of our sustainability efforts and to record our commitments and progress, we currently report annually on our energy use and greenhouse gas emissions. This data, which we began measuring in 2015, is reported in line with frameworks that include the Global Reporting Initiative (“GRI”), the CDP (formerly the Carbon Disclosure Project), the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-Related Financial Disclosures ("TCFD").
In our 2020 GRI report, IPG, for the first time, reported the operational emissions (scope one and scope two emissions) across its entire global portfolio. For 2021, we expanded our assessment of and reporting on scope three emissions to account for and work on reducing impacts throughout the Company’s entire value chain. With IPG’s 2021 ESG report, the Company became the first U.S.-based advertising holding company to receive limited external assurance on certain ESG data and the first to disclose in accordance with TCFD recommendations. Our 2022 report added third-party assurance for GHG emissions from Scope 3/Category 6, Business Travel, and our 2023 report will include this metric as well.
As part of its sustainability efforts, IPG supports numerous community-based organizations and is actively involved in partnerships that bring together companies to advance climate action. Among these, IPG is a member of the Global Leadership Group of Ad Net Zero, a trade organization with a goal of supporting the advertising industry as it moves toward a net-zero carbon future for advertising production. We are also a participant of the U.N. Global Compact and an active supporter of the

U.N. Sustainable Development Goals (SDGs), 17 global goals adopted by the United Nations General Assembly as part of its 2030 Agenda for Sustainable Development.
In recognition of our commitment to and implementation of sustainable business practices, IPG is listed on several ESG-related indices, including the Dow Jones Sustainability Index (DJSI) North America. The DJSI North America scores and ranks the ESG performance of the 600 largest U.S. and Canadian companies; the top 20% of sustainability performers are listed on the Index. The Company is also included on the FTSE4Good Index, which identifies companies that demonstrate strong ESG practices measured against international standards.
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
Financial Reporting Segments
We determined we conduct our business across three reportable segments described in Note 15 in Item 8, Financial Statements and Supplementary Data. The three reportable segments are: Media, Data & Engagement Solutions ("MD&E"), Integrated Advertising & Creativity Led Solutions ("IA&C"), and Specialized Communications & Experiential Solutions ("SC&E"). MD&E is comprised of IPG Mediabrands, Acxiom, and KINESSO, as well as our digital and commerce specialist agencies, which include MRM, R/GA, and Huge. IA&C is comprised of leading global networks and agencies that provide a broad range of services, including McCann Worldgroup, IPG Health, MullenLowe Group, Foote, Cone & Belding ("FCB"), and our domestic integrated agencies. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies, and IPG DXTRA Health.
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

Our revenue is typically lowest in the first quarter and highest in the fourth quarter.

	Consolidated Total Revenues for the Three Months Ended
	2023		2022		2021
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$2,521.0	23.2%	$2,568.5	23.5%	$2,257.0	22.0%
June 30	2,666.5	24.4%	2,735.7	25.1%	2,509.6	24.6%
September 30	2,678.5	24.6%	2,637.7	24.1%	2,542.0	24.8%
December 31	3,023.3	27.8%	2,985.9	27.3%	2,932.1	28.6%
	$10,889.3		$10,927.8		$10,240.7

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue before billable expenses accounted for approximately 20% of revenue before billable expenses in 2023 and 2022. Our largest client accounted for approximately 4% of revenue before billable expenses in 2023 and 2022. Based on revenue before billable expenses for the year ended December 31, 2023, our largest client sectors (in alphabetical order) were financial services, healthcare, and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may change its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies and new forms of market participants to win new clients and maintain existing client relationships. See Item 1A, Risk Factors - We operate in a highly competitive industry.
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
Digital marketing services are a dynamic and growing component of our business. Our service offerings in this area are covered by laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations, including data shared between countries or regions in which we operate. While we maintain policies and operational procedures to promote effective privacy protection and data management, existing and proposed laws and regulations in this area, such as the General Data Protection Regulation (“GDPR”) in the European Economic Area and as retained in the United Kingdom; the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and other comprehensive privacy laws in several U.S. states; and other different forms of privacy legislation enacted or under consideration across the markets in which we operate, can impact the development, efficacy and profitability of internet-based and other digital marketing. Limitations on the scheduling, content or delivery of direct marketing activities can likewise impact the activities of our agencies offering those services. See Item 1A, Risk Factors - We are subject to industry regulations and other legal or reputational risks that could restrict our activities or negatively impact our financial performance or financial condition.
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

Executive Officers of IPG

Name	Age	Office
Philippe Krakowsky	61	Chief Executive Officer
Ellen Johnson	58	Executive Vice President and Chief Financial Officer
Andrew Bonzani	60	Executive Vice President and General Counsel
Christopher F. Carroll	57	Senior Vice President, Controller and Chief Accounting Officer

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
Risks Related to the Global Market and the Economy
•Our results of operations are highly susceptible to unfavorable or uncertain economic conditions.
We are exposed to risks associated with weak or uncertain regional or global economic conditions and disruption in the financial markets. Market conditions can be and have been adversely affected by natural and human disruptions, such as natural disasters, public health crises, severe weather events, military conflict or civil unrest. Economic downturns or uncertainty about the strength of the global economy generally, or adverse economic conditions in certain regions or market sectors and resulting caution with respect to spending on the part of marketers, can have and has had a negative effect on the demand for advertising and marketing communication services. The global economy continues to be challenging, including as a result of the adverse effects of the continuing impact of supply chain and labor disruptions, inflationary pressures and conflict in Ukraine and the Middle East. Any prolonged disruption to business or financial markets in the United States, which accounted for approximately 65% of our consolidated total revenue in 2023, as a result of anticipated or actual governmental shutdowns or debt defaults could have an adverse impact on our clients and our business. Our industry has in the past been affected more severely than other sectors by an economic downturn and recovered more slowly than the economy in general. Previously in response to negative economic and financial conditions, including in connection with the outbreak of the COVID-19 pandemic in 2020, some clients responded by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. Our 2023 results for example, were negatively impacted by significant reductions in spending by clients in the technology & telecom sector. This pattern may recur in the future.

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
•The impact of the COVID-19 pandemic and any future public health crises may in the future adversely impact our business, financial condition and results of operations.
The COVID-19 pandemic created both regional and worldwide operational volatility and uncertainty in certain markets and sectors that have been slower to rebound or continue to face lingering disruptions. Some clients, particularly in the early months of the pandemic, responded to resulting weak or volatile economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services, or adjusted, reduced or suspended operating activities, which negatively impacted certain of the markets or industries we serve. These patterns may recur in future periods, including as a result of pandemic developments such as the emergence of new virus variants that may be more transmissible, virulent or both.
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
Competitive challenges also arise from rapidly evolving and new technologies in the marketing and advertising space, creating opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements. As data-driven marketing solutions become increasingly core to the success of our brands, and with the development of new and emerging technologies like generative AI, any failure to keep up with rapidly changing technologies and standards in this space could harm our competitive position. These technologies also present risks related to ethical considerations, intellectual property protection and privacy and data protection.
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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue before billable expenses accounted for approximately 20% of revenue before billable expenses in 2023. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and factors which may be beyond our control. The advertising and marketing services industry can be particularly sensitive to shifts in labor markets, as it is characterized by a high degree of employee mobility and significant use of third-party or temporary workers to staff new, growing or temporary assignments. The impact of the COVID-19 pandemic contributed in recent years to an increase in labor costs, shortages, disruptions and turnover. In addition, changes to U.S. or other immigration policies or travel restrictions imposed as a result of public health, political or security concerns that restrain the flow of professional talent also may inhibit our ability to staff our offices or projects. If we were to fail to attract key personnel or lose them to competitors or clients, or fail to manage our workforce effectively, our business and results of operations could be adversely affected.
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
Existing and proposed laws and regulations, in particular in the European Union, the United Kingdom and the United States, concerning user privacy, use and protection of personal information and whether and how we can transfer, process or receive certain data that we use in our operations, including the General Data Protection Regulation (the “GDPR”) in the European Economic Area and as retained in the United Kingdom, the California Consumer Privacy Act (the “CCPA”), and other U.S. state comprehensive privacy laws, could affect the efficacy and profitability of internet-based, digital and targeted marketing. For instance, the GDPR imposes strict requirements on transfers of personal data to third countries, including the United States, whose protection of that data is not deemed to be adequate. Changes in the interpretation of existing consumer protection laws, including if our ability to transfer data between countries and regions in which we operate is restricted, may increase the costs of compliance, harm our business or result in significant penalties or legal liability.
Regulators and legislators in the European Union, United Kingdom, and United States are increasingly focused on the use of cookies, online tracking technologies, and the sharing of personal data with third parties for targeted or behavioral advertising. This has resulted in the promulgation or consideration of new or updated regulations under the GDPR, the CCPA, and other U.S. state privacy laws. Our digital business could be adversely affected if such laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with, or that requires changes to, our current business practices. Restrictions on digital or targeted advertising practices, the enactment or future enforcement of state privacy laws, or the unanticipated application of such laws and regulations, could affect the manner in which we provide our services or adversely affect our financial results. Furthermore, if we are prohibited from sharing data among our products and services, or if regulators enforce strict limitations on the use of tracking technologies for targeted or behavioral advertising, this could lead to substantial costs, limit the effectiveness of our services, and subject us to additional liabilities. The imposition of restrictions on these technologies by private market participants in response to privacy concerns could also have a negative impact on our digital business.

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
•We rely extensively on information technology systems and face cybersecurity risks.
As discussed under Item 1C, Cybersecurity, we rely extensively and increasingly on information technologies and infrastructure to manage our business, develop new business opportunities and digital products, and process business transactions, and our business operations depend on the availability, integrity and secure processing, storage, and transmission of confidential and sensitive information digitally and through interconnected systems, including those of our vendors, service providers and other third parties. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses or other destructive or disruptive software, phishing attacks and other attempts to gain access to confidential or personal data, denial of service or ransomware attacks or other malicious activities, is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. We, our clients and our vendors are increasingly the target of hackers and other threat actors, denial of service attacks and malicious code, which can result in the unauthorized access, misuse, loss, or destruction of data (including confidential and sensitive data), unavailability of services and supply chain disruptions, or other adverse events.
Our business, which increasingly involves the collection, use and transmission of customer data, including personal information, makes us and our agencies attractive targets for malicious third-party attempts to access this data. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error also affect our systems and can result in disruption of our services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. We utilize in-house and third-party services, including third-party “cloud” computing services, to perform key operational functions, including the storage, transfer or processing of data. System failures or network disruptions or breaches in such in-house or third-party systems could adversely affect our business operations, financial condition and reputation or expose us to increased risk of litigation or regulatory enforcement action.
The threat landscape is constantly evolving. Cybersecurity incidents or data breaches affecting the confidentiality, integrity, or availability of the information we process, our data systems, or those operated on our behalf by third-party service providers adversely affect our ability to manage our risk exposure and could significantly harm our business. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures increases our vulnerability to such breakdowns, malicious intrusions or attacks.
Data privacy or cybersecurity breaches, or any failure to maintain the confidentiality of sensitive information, by employees and others poses the risk that sensitive data, such as personal information, strategic plans and trade secrets, could be exposed to third parties or to the general public. Breaches or breakdowns that result in a loss of our or our clients’ or vendors’ proprietary information expose us to legal liability and can be expensive to remedy. We consider the ethical treatment of data to be a business strength, and so the damage to our reputation and business from any such breach could be significant and costly. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies and cyberattack techniques change frequently, or are not recognized until successful and efforts to overcome security measures become more sophisticated. We operate worldwide, and the legal rules governing data transfers are often complex, conflicting, unclear or ever-changing. Increased privacy and cybersecurity requirements increase our operating and compliance costs and can negatively impact our business or financial condition.
Furthermore, as part of our response to the challenges of the COVID-19 pandemic, modified processes, procedures and controls were required to respond to the changes in our business environment as a significant number of our employees have continued to work from home for at least a portion of the work week. The increase in remote working of our employees exacerbates risks related to the increased demand for information technology resources, malicious technology-related events, including cyberattacks and phishing attacks, and improper dissemination of personal, proprietary or confidential information.
•International business risks could adversely affect our operations.
We are a global business, with agencies operating in over 100 countries. Operations outside the United States represent a significant portion of our revenue before billable expenses, approximately 35% in 2023. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, large-scale local or regional public health crises, and other difficult social, political or economic conditions.

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
We are increasingly impacted by the effects of climate change and laws and regulations related to climate and other ESG concerns. We could also incur related costs indirectly through our clients or investors. Increasingly our clients request that we comply with their own social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us, and ESG issues are increasingly a focus of the investor community. If large shareholders were to reduce their ownership stakes in our Company as a result of dissatisfaction with our policies or efforts in this area, there could be negative impact on our stock price, and we could also suffer reputational harm. Further, if clients’ costs are adversely affected by climate change or related laws and regulations, this could negatively impact their spending on our advertising and marketing services. We could also face increased prices from our own suppliers that face climate change-related and other ESG costs and seek to pass on their increased costs to their customers.
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
We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, including those resulting from regional or global economic downturns, and military conflicts or other geopolitical risks could result in an increase in client financial difficulties that negatively affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity.
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
Agency operating cash flows have a significant impact on our liquidity, and we maintain a commercial paper program, a committed corporate credit facility and uncommitted lines of credit to increase flexibility in support of our operating needs. If any of these sources were unavailable or insufficient, our liquidity and ability to adequately fund our operations could be adversely affected, and we could be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash in the capital markets, and there could be a negative impact on our credit ratings. Increases in interest rates raise our borrowing costs. We cannot assure you that we would be able to access any new sources of liquidity, including in the capital markets, on commercially reasonable terms or at all or, if accomplished, that we would raise sufficient funds to meet our needs.
We maintain a $1.5 billion committed corporate credit facility (the “Credit Agreement”) as a backstop source of liquidity. The Credit Agreement also supports our ability to borrow under our commercial paper program. Under our commercial paper program, we are authorized to issue short-term debt up to an aggregate amount outstanding at any time of $1.5 billion, which we may use for working capital and general corporate purposes. If credit under the Credit Agreement or our ability to access the commercial paper market were unavailable or insufficient, our liquidity could be adversely affected.
The Credit Agreement contains a leverage ratio and other, non-financial, covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenant would be more difficult to achieve if we were to experience increased indebtedness or substantially lower revenues, including as a result of economic downturns, client losses or a substantial increase in client defaults. If we were unable to comply with any of the covenants contained in the Credit Agreement, we could be required to seek an amendment or waiver from our lenders, and our costs under these agreements would likely increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement could be terminated, any outstanding amounts could be subject to acceleration, and we could lose access to certain uncommitted financing arrangements and commercial paper.
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
As of December 31, 2023, we had substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $5.1 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see Critical Accounting Estimates in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management and Strategy
We rely extensively and increasingly on information technologies and infrastructure to manage our business (including the digital storage of marketing strategies and client information), develop new business opportunities and digital products, and process business transactions. Digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics and digital brand experience constitute a key part of our client offerings. Our business operations therefore depend on the availability, integrity and secure processing, storage, and transmission of confidential and sensitive information, including personal information, digitally and through interconnected systems, including those of our vendors, service providers and other third parties.
Consequently, we maintain comprehensive policies and procedures designed to prevent and mitigate the risks posed by cybersecurity threats and incidents and to identify, analyze, address, mitigate and remediate those incidents that do occur. As part of our program:
•we regularly review and update at least annually our standard policies and procedures related to information technology and analyze those policies against the standards and controls that we believe are most relevant to our Company set by organizations such as the National Institute of Standards and Technology (NIST) cybersecurity framework and the International Organization for Standardization (ISO);
•we maintain a dedicated cybersecurity team under the direction of our Chief Information Officer (CIO), including our Chief Information Security Officer (CISO), each of whom has expertise related to data and network security, data governance and risk management;
•we regularly test our internal IT controls;
•we regularly conduct internal as well as third-party attack and penetration tests;
•we maintain, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf;
•all employees are required to complete periodic trainings that cover security and privacy best practices and company policies; and
•we have prepared and regularly review our business continuity, disaster recovery and other back-up plans, including as they relate to cybersecurity incidents.
We also work with third-party cybersecurity and data privacy professionals as part of the design and implementation of our program, including our accountants, independent assessors (for example, for penetration testing) of our cybersecurity program, external legal counsel and other consultants.
We have an incident reporting and escalation process designed to detect and analyze cyber incidents as they occur to determine appropriate response action and reporting, including the materiality of any such incidents to our financial condition and operations. This process includes:
•continual monitoring of our systems and logs by both internal and outsourced staff;
•immediate escalation to an incident reporting call and review by our CIO of certain signals, including evidence of external threat actors, ransomware attacks, data exfiltration, identity compromise or unusual requests from management or certain departments;
•if deemed appropriate, reporting by our CIO to the Executive Risk Committee, comprised of multi-disciplinary senior leaders across the organization, including representatives of our accounting, human resources, finance, information technology and legal functions, and consultation with internal and external legal counsel, for further review and determination of the scope and materiality of the incident or incidents, including whether public disclosure is appropriate or required; and
•informing our Board of Directors (the “Board”) and the Audit Committee of the Board of significant or material cybersecurity incidents, as appropriate.
All incidents are documented and recorded and cataloged for further review by the CISO team.

While we, our clients and our vendors are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this report. In determining materiality, cybersecurity incidents are reviewed not only for potential financial impacts, which could include potential legal and regulatory penalties, stolen assets or funds, system damage, forensic and remediation costs, lost client revenue or litigation costs, but also the breadth and sensitivity of data exposure, data exfiltration, impacts on the ability to operate our business or provide our services, client dissatisfaction, and loss of investor confidence. See Item 1A, Risk Factors, for more information on the cybersecurity threats facing our Company.
Governance
Our Board actively oversees Interpublic’s risk management activities both directly and through its committees and considers various risk topics throughout the year, including cybersecurity and information security risk management and controls. As part of its oversight function, the Board oversees the Company’s risk assessment and risk management policies and performs an annual review and assessment of the primary operational and regulatory risks facing Interpublic, their relative magnitude and management’s plan for mitigating these risks. At least annually, our CIO and CISO report to the full Board with a comprehensive report addressing a broad range of topics, including updates on strategy and investments, significant cybersecurity incidents that have occurred since the last update, the status of projects and initiatives to update our cybersecurity policies and practices, industry trends, and ongoing efforts to prevent, detect, and respond to internal and external critical threats.
The Audit Committee oversees the design and operation of the Company’s enterprise risk management program, including, in conjunction with the Board, oversight of its cybersecurity framework and the strategy, policies and practices implemented by the organization to appropriately mitigate such risks. Such oversight includes discussions with management and the Company’s internal auditors on the magnitude and steps taken to address and mitigate any such risks. As a regular part of its meetings, risks related to cybersecurity are reviewed by the committee as part of the internal and external audit reports to the committee.
Interpublic’s senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks through a robust enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. Our CIO and CISO have primary responsibility for managing our cybersecurity program and efforts. They work closely with key stakeholders, including internal committees such as the information security steering committee, peer institutions, and industry groups, in order to manage cybersecurity and information security risk. Our internal audit team is responsible for the testing and audit of our information-technology internal controls. In addition, leaders from our communications, finance, legal and risk teams participate in incident response training, including tabletop exercises, designed to enhance our ability to respond to cybersecurity incidents quickly, efficiently and with the appropriate degree of urgency. More generally, our Executive Risk Committee has primary responsibility for overseeing the Company’s risk framework and the material risks facing our Company.
We believe our information technology team to be well-qualified in this area. These qualifications include collective decades of professional experience in the field, in both private enterprise and government, and training and certification such as Digital Directors Network, Qualified Technical Expert training and certification, National Association of Corporate Directors (NACD) certification, Certified Information Systems Security Professional (CISSP) certification, ISO 27001 certification, and BCS certification, as well as recent participation in IT and cybersecurity programs organized by leading educational institutions with expertise in the field.

Item 2.	Properties
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. In the fourth quarter of 2022, the Company took actions to optimize our real estate footprint as a result of a shift in our hybrid model used to deliver and support our services in a post-pandemic economy. These real estate actions further reduced our occupied global real estate footprint by approximately 6.7%, or 500,000 square feet. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See the discussion under "2022 Real Estate Actions" and “2020 Restructuring Plan” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further detail and Note 3 in Part II, Item 8, Financial Statements and Supplementary Data, for further information on our lease commitments.

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
Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “IPG”. As of February 15, 2024, there were approximately 7,800 registered holders of our outstanding common stock.
We announced on February 8, 2024 that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.330 per share, payable on March 15, 2024 to holders of record as of the close of business on March 1, 2024. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Sales of Unregistered Securities
Not applicable.

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2023 to December 31, 2023.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	3,950	$27.76	—	$211,185,785
November 1 - 30	2,106,464	$29.49	2,105,000	$149,106,991
December 1 - 31	2,165,959	$31.89	2,165,000	$80,068,304
Total	4,276,373	$30.70	4,270,000

1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 3,950 Withheld Shares in October 2023; 1,464 Withheld Shares in November 2023; and 959 Withheld Shares in December 2023, for a total of 6,373 Withheld Shares during the three-month period.
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
3On February 8, 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0 million, excluding fees, of our common stock. There is no expiration date associated with this share repurchase program. On February 7, 2024, the Board authorized a share repurchase program to repurchase from time to time up to $320.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2023 share repurchase program.

We may effect our share repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and other funding requirements. There are no expiration dates associated with the share repurchase programs.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2023 compared to 2022 and 2022 compared to 2021.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 17 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2023 or that have not yet been required to be implemented and may be applicable to our future operations.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that help marketers and brands succeed in today's digital economy. Combining the power of creativity and technology, our approximately 57,400 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
Our capabilities span ideation to execution: growth, product and experience design; technology and experience platforms; creative, media and marketing strategy; and campaign, content and channel orchestration. The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity to long-term, fully integrated campaigns. Our operations support the strategic position that marketers have access to the best and most appropriate resources within IPG to drive business success, and may access these capabilities from across the IPG network in an agile model called Open Architecture®. With operations in over 100 countries, we can operate in a single region or deliver global integrated programs.
We operate in a media, consumer and technology ecosystem that continues to evolve at a rapid pace. To help our clients win in a data-led and digital-first world, we have made and continue to make investments in strategic areas including digital commerce, retail media, artificial intelligence, audience resolution and production across world markets. In addition, we consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage client-centric collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
Home to some of the world’s best-known and most innovative communications specialists, IPG global brands include Acxiom, Craft, FCB, FutureBrand, Golin, Huge, Initiative, IPG Health, IPG Mediabrands, Jack Morton, KINESSO, MAGNA, McCann, Mediahub, Momentum, MRM, MullenLowe Global, Octagon, R/GA, UM, Weber Shandwick and more.
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
Current Market Conditions
The macroeconomic backdrop moderated in 2023, in contrast to the robust business environment that had characterized much of 2022, as economies navigated change and uncertainty due to the COVID-19 pandemic, higher inflation, regional military conflicts and other factors. The impact of greater macroeconomic uncertainty resulted in a more cautious client operating environment, which we began to see toward the end of 2022 in the more cyclical parts of our business, and which weighed more heavily on our growth during 2023. Over the course of this period, further, several large clients in the technology & telecom client sector adopted enterprise-wide cost savings measures, one result of which was decreased expenditures on advertising and marketing that were felt across our industry and adversely impacted revenue in 2023. Notwithstanding these headwinds, several business sectors and geographic regions continued to show resilience during the year and grew from the year before. As 2023 drew to a close, we experienced a return to growth in the fourth quarter, while consumer markets and media continued to evolve at high velocity, supporting the need among large marketers for the advanced capabilities in which we specialize.
The principal macroeconomic risks to our performance include the impact of any general or regional economic slowdown or contraction, the extent of inflation of labor costs and potential for labor shortages, continuing inflationary pressures on our clients and their customers, and the economic impacts of geopolitical conflict and resulting potential for uncertainty and restrictions on spending on the part of some clients and consumers. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the year ended December 31, 2023 were the Argentine Peso, the Israeli Shekel, the Canadian Dollar, the Indian Rupee and the Japanese Yen. The foreign currencies that most favorably impacted our results during the year ended December 31, 2023 were the Euro and the Mexican Peso.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. We continually evaluate our portfolio of businesses and over the past several years, we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

The following table presents a summary of our financial performance for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,			Change
				2023 vs 2022	2022 vs 2021
Statement of Operations Data	2023	2022	2021	% Increase/ (Decrease)	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$9,400.6	$9,449.4	$9,107.9	(0.5)%	3.7%
Billable expenses	1,488.7	1,478.4	1,132.8	0.7%	30.5%
Total revenue	$10,889.3	$10,927.8	$10,240.7	(0.4)%	6.7%

OPERATING INCOME [1]	$1,482.6	$1,381.2	$1,436.2	7.3%	(3.8)%

Adjusted EBITA [1,2]	$1,566.6	$1,465.9	$1,522.4	6.9%	(3.7)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$1,098.4	$938.0	$952.8

Earnings per share available to IPG common stockholders:
Basic [1]	$2.86	$2.40	$2.42
Diluted [1]	$2.85	$2.37	$2.39

Operating Ratios
Organic change in revenue before billable expenses	(0.1)%	7.0%	11.9%

Operating margin on revenue before billable expenses [1]	15.8%	14.6%	15.8%
Operating margin on total revenue [1]	13.6%	12.6%	14.0%

Adjusted EBITA margin on revenue before billable expenses [1,2]	16.7%	15.5%	16.7%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	66.4%	66.2%	65.6%
Office and other direct expenses	14.3%	14.2%	14.0%
Selling, general and administrative expenses	0.7%	0.9%	1.3%
Depreciation and amortization	2.8%	2.9%	3.1%
Restructuring charges [1]	0.0%	1.1%	0.1%

1For the years ended December 31, 2023, 2022 and 2021, results include restructuring charges of $0.1, $102.4 and $10.6, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
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
Total revenue, which includes billable expenses, decreased (0.4)% during the year ended December 31, 2023. Our organic change of revenue before billable expenses of (0.1)% for the year ended December 31, 2023 was due to net client losses and lower spending from existing clients in the technology & telecom sector and net client losses in the retail sector, partially offset by net client wins in our healthcare and financial services sectors. During the year ended December 31, 2023, our Adjusted EBITA margin on revenue before billable expenses increased to 16.7% from 15.5% in the prior-year period as the decrease in revenue before billable expenses, discussed below in the “Results of Operations” section, was outpaced by the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles.
Total revenue, which includes billable expenses, increased 6.7% during the year ended December 31, 2022. Our organic increase of revenue before billable expenses of 7.0% for the year ended December 31, 2022 was driven by net higher spending

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
from existing clients across nearly all sectors, most notably in the healthcare, financial services, other and retail sectors, which also each increased from net client wins. During the year ended December 31, 2022, our Adjusted EBITA margin on revenue before billable expenses decreased to 15.5% from 16.7% in the prior-year period as the increase in revenue before billable expenses, discussed below in the “Results of Operations” section, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Adjusted EBITA in 2022 includes $98.6 of restructuring charges related to the 2022 Real Estate Actions which had a negative 1.0% impact on Adjusted EBITA margin on revenue before billable expenses.

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

	Year ended December 31, 2022	Components of Change			Year ended December 31, 2023	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$9,449.4	$(46.9)	$9.0	$(10.9)	$9,400.6	(0.1)%	(0.5)%
Domestic	6,157.7	0.0	13.2	(68.7)	6,102.2	(1.1)%	(0.9)%
International	3,291.7	(46.9)	(4.2)	57.8	3,298.4	1.8%	0.2%
United Kingdom	742.2	4.0	0.0	13.0	759.2	1.8%	2.3%
Continental Europe	764.6	14.1	0.0	17.0	795.7	2.2%	4.1%
Asia Pacific	772.7	(27.0)	5.3	(21.2)	729.8	(2.7)%	(5.6)%
Latin America	423.6	(8.4)	(1.4)	34.9	448.7	8.2%	5.9%
Other	588.6	(29.6)	(8.1)	14.1	565.0	2.4%	(4.0)%
The (1.1)% organic decrease in our domestic market was primarily due to revenue decreases at our digital project-based offerings and advertising businesses, partially offset by revenue increases at our media businesses. In our international markets, the 1.8% organic increase was driven by revenue increases at our media businesses, public relations agencies and experiential businesses and was most notable in our Latin America and Continental Europe regions, partially offset by revenue decreases at our digital project-based offerings across all regions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Salaries and Related Expenses

	Years ended December 31,			Change
				2023 vs 2022	2022 vs 2021
	2023	2022	2021	% Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and related expenses	$6,243.9	$6,258.3	$5,975.4	(0.2)%	4.7%

As a % of revenue before billable expenses:
Salaries and related expenses	66.4%	66.2%	65.6%
Base salaries, benefits and tax	58.1%	56.6%	53.4%
Incentive expense	2.7%	3.6%	5.2%
Severance expense	1.3%	0.8%	0.9%
Temporary help	3.3%	4.1%	4.8%
All other salaries and related expenses	1.0%	1.1%	1.3%
Revenue before billable expenses decrease of (0.5)% outpaced the overall decrease in salaries and related expenses of (0.2)% during the year ended December 31, 2023 as compared to the prior-year period. The decrease in salaries and related expenses was primarily driven by decreases in performance-based employee incentive compensation and temporary help expense, partially offset by increases in base salaries, benefits and tax and severance expense.
Revenue before billable expenses growth of 3.7% was outpaced by the increase in salaries and related expenses of 4.7% during the year ended December 31, 2022 as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, partially offset by decreased performance-based employee incentive compensation and temporary help expense.

Office and Other Direct Expenses

	Years ended December 31,			Change
				2023 vs 2022	2022 vs 2021
	2023	2022	2021	% Increase/ (Decrease)	% Increase/ (Decrease)
Office and other direct expenses	$1,342.5	$1,346.4	$1,279.6	(0.3)%	5.2%

As a % of revenue before billable expenses:
Office and other direct expenses	14.3%	14.2%	14.0%
Occupancy expense	4.6%	4.8%	5.0%
All other office and other direct expenses [1]	9.7%	9.4%	9.0%

1Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased (0.3)% compared to our revenue before billable expenses decrease of (0.5)% during the year ended December 31, 2023 as compared to the prior-year period. The decrease in office and other direct expenses was driven by decreases in employment costs, occupancy expense and client service costs, partially offset by increases in bad debt expense, travel and entertainment expenses and software and cloud-based expenses, as well as foreign currency losses.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") are primarily the unallocated expenses of our Corporate and other group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. SG&A decreased in 2023 as compared to the prior-year period, primarily driven by decreases in performance-based incentive compensation expense, partially offset by increases in software and cloud-based expenses.
SG&A decreased in 2022 as compared to the prior-year period, primarily due to a decrease in performance-based incentive compensation expense, partially offset by an increase in professional consulting fees.
Depreciation and Amortization
For the years ended December 31, 2023, 2022 and 2021, depreciation and amortization was $180.3, $189.3 and $197.6, respectively. For the years ended December 31, 2023, 2022 and 2021, amortization of acquired intangibles was $84.0, $84.7 and $86.2, respectively.

Restructuring Charges

	Years ended December 31,
	2023[1]	2022[2]	2021[3]
Severance and termination costs	$0.4	$(0.1)	$0.4
Lease restructuring costs	(1.2)	85.4	6.3
Other restructuring costs	0.9	17.1	3.9
Total restructuring charges	$0.1	$102.4	$10.6

1The amounts for the year ended December 31, 2023 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020.
2The amounts for the year ended December 31, 2022 represent 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The 2022 Real Estate Actions did not include any severance and termination costs.
3The amounts for the year ended December 31, 2021 represent adjustments to the actions taken in 2020.
Lease and Other restructuring costs include impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
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
These Real Estate Actions, taken during the fourth quarter of 2022, reduced our occupied global real estate footprint by approximately 6.7% or 500,000 square feet. All restructuring actions were identified and initiated in 2022, with all actions completed by the end of the fourth quarter of 2022.
A summary of the restructuring activities related to the 2022 Real Estate Actions as of the year ended December 31, 2023 is as follows:

		2022 Real Estate Actions
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2023
Lease impairment costs	$0.0	$(0.9)	$(0.9)	$0.0	$0.0
Other restructuring costs	0.0	0.8	0.2	0.6	0.0
Total	$0.0	$(0.1)	$(0.7)	$0.6	$0.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

A summary of the restructuring activities related to the 2022 Real Estate Actions as of the year ended December 31, 2022 is as follows:

	2022 Real Estate Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Lease impairment costs	$84.4	$84.4	$0.0	$0.0
Other restructuring costs	14.2	13.5	0.7	0.0
Total	$98.6	$97.9	$0.7	$0.0

A summary of the restructuring activities related to the 2022 Real Estate Actions by segment is as follows:

	Years ended December 31,
	2023	2022
Restructuring charges:
MD&E	$(1.0)	$69.0
IA&C	(0.3)	21.0
SC&E	1.1	8.0
Corporate and other	0.1	0.6
Total	$(0.1)	$98.6

Non cash lease impairment costs:
MD&E	$(1.0)	$54.3
IA&C	(0.5)	22.3
SC&E	0.4	7.0
Corporate and other	0.2	0.8
Total	$(0.9)	$84.4

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

A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2023 is as follows:

	2020 Plan
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2023
Severance and termination costs	$2.3	$0.4	$0.0	$2.1	$0.6
Lease impairment costs	0.0	(0.3)	(0.3)	0.0	0.0
Other restructuring costs	0.0	0.1	0.1	0.0	0.0
Total	$2.3	$0.2	$(0.2)	$2.1	$0.6

A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2022 is as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

	2020 Plan
	Liability at December 31, 2021	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Severance and termination costs	$9.4	$(0.1)	$0.0	$7.0	$2.3
Lease impairment costs	0.0	1.0	1.0	0.0	0.0
Other restructuring costs	0.0	2.9	2.9	0.0	0.0
Total	$9.4	$3.8	$3.9	$7.0	$2.3

A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2021 is as follows:

	2020 Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2021
Severance and termination costs	$74.6	$0.4	$0.3	$65.3	$9.4
Lease impairment costs	0.0	6.3	6.3	0.0	0.0
Other restructuring costs	0.0	3.9	3.2	0.7	0.0
Total	$74.6	$10.6	$9.8	$66.0	$9.4

A summary of the restructuring activities related to the 2020 Plan by segment is as follows:

	Years ended December 31,
	2023	2022	2021
Restructuring charges:
MD&E	$(0.3)	$0.1	$0.1
IA&C	0.5	7.7	2.6
SC&E	0.0	(4.2)	10.0
Corporate and other	0.0	0.2	(2.1)
Total	$0.2	$3.8	$10.6

Non cash lease impairment costs:
MD&E	$(0.3)	$0.0	$(0.9)
IA&C	0.0	7.0	(0.1)
SC&E	0.0	(5.9)	7.3
Corporate and other	0.0	(0.1)	0.0
Total	$(0.3)	$1.0	$6.3

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2023	2022	2021
Cash interest on debt obligations	$(223.2)	$(164.3)	$(165.6)
Non-cash interest	(2.4)	(3.6)	(5.0)
Interest expense	(225.6)	(167.9)	(170.6)
Interest income	140.8	56.6	27.2
Net interest expense	(84.8)	(111.3)	(143.4)
Other income (expense), net	10.2	(1.0)	(70.7)
Total (expenses) and other income	$(74.6)	$(112.3)	$(214.1)
Net Interest Expense

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Net interest expense decreased by $26.5 in 2023 compared to a year ago, primarily attributable to higher interest rates on net deposits, partially offset by lower net cash balances. Net interest expense decreased by $32.1 in 2022 as compared to 2021, primarily attributable to decreased cash interest expense as a result of our $500.0 in aggregate principal amount 3.750% unsecured senior notes that matured in the fourth quarter of 2021 and higher interest yield on our cash deposits, partially offset by higher interest expense on bank overdrafts, resulting in increased interest income.

Other Income (Expense), Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2023	2022	2021
Net gains/(losses) on sales of businesses	$17.9	$(11.3)	$(19.4)
Loss on early extinguishment of debt	0.0	0.0	(74.0)
Other	(7.7)	10.3	22.7
Total other income (expense), net	$10.2	$(1.0)	$(70.7)
Net gains/(losses) on sales of businesses – During 2023, 2022 and 2021, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $58.7, $(22.4) and $(13.3) for the years ended 2023, 2022 and 2021, respectively, which is classified within the Proceeds from sale of businesses, net of cash sold line in our Consolidated Statements of Cash Flows in Item 8, Financial Statements and Supplementary Data.
Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 in aggregate principal amount of our 4.000% Senior Notes, all $500.0 in aggregate principal amount of our 3.750% Senior Notes, and $250.0 of the $500.0 in aggregate principal amount of our 4.200% Senior Notes.
Other – During 2023, the majority of the amounts recognized were primarily related to pension and postretirement costs. During 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest. During 2021, the majority of the amounts recognized were related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest, and pension and postretirement costs.

INCOME TAXES

	Years ended December 31,
	2023	2022	2021
Income before income taxes	$1,408.0	$1,268.9	$1,222.1
Provision for income taxes	$291.2	$318.4	$251.8
Effective income tax rate	20.7%	25.1%	20.6%

Effective Tax Rate
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income.
In 2023, our effective income tax rate of 20.7% was positively impacted by a benefit of $64.2 related to the settlement of the 2017 and 2018 U.S. Federal income tax audit. The effective rate also benefited from the net release of previously recorded reserves for various other tax contingencies, and the excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards.
The OECD's global tax reform initiative (known as Pillar 2) is aimed at ensuring multinational enterprises pay a minimum level of tax in all countries in which they operate, beginning with 2024. The adoption of these guidelines is not expected to have a material impact on our current and deferred tax positions in 2024.

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
See Note 9 in Item 8, Financial Statements and Supplementary Data for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2023, 2022 and 2021 were $2.86, $2.40 and $2.42 per share, respectively. Diluted earnings per share available to IPG common stockholders for the years ended December 31, 2023, 2022 and 2021 were $2.85, $2.37 and $2.39 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2023 included positive impacts of $0.17 related to the settlement of U.S. Federal Income Tax Audits for the years 2017-2018 and $0.03 from a net gain on a completed disposition and the classification of certain assets, as held for sale as well as a loss related to the sale of an equity investment, partially offset by a negative impact of $0.17 from the amortization of acquired intangibles.
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

Segment Results of Operations
As discussed in Note 15 in Item 8, Financial Statements and Supplementary Data, we have three reportable segments as of December 31, 2023: MD&E, IA&C and SC&E. We also report results for the "Corporate and other" group. Segment information for the prior period has been recast to conform to the current-period presentation.
Media, Data & Engagement Solutions
Revenue before billable expenses

	Year ended December 31, 2022	Components of Change			Year ended December 31, 2023	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$4,296.9	$(19.9)	$54.0	$(4.5)	$4,326.5	(0.1)%	0.7%
Domestic	2,690.9	—	44.2	(31.6)	2,703.5	(1.2)%	0.5%
International	1,606.0	(19.9)	9.8	27.1	1,623.0	1.7%	1.1%
The organic change was relatively flat and mainly attributable to net client losses and lower spending from existing clients in our technology & telecom sector, partially offset by net client wins in our healthcare and financial services sectors. The (1.2)% organic decrease in our domestic market was due to revenue decreases at our digital project-based offerings as well as

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
data management and analytics, partially offset by revenue increases at our media businesses. In our international markets, the 1.7% organic increase was driven by revenue increases at our media businesses primarily in the Latin America and Continental Europe regions, partially offset by decreases at our digital project-based offerings across all regions.

	Year ended December 31, 2021	Components of Change			Year ended December 31, 2022	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$4,117.7	$(132.2)	$17.1	$294.3	$4,296.9	7.1%	4.4%
Domestic	2,552.0	—	14.4	124.5	2,690.9	4.9%	5.4%
International	1,565.7	(132.2)	2.7	169.8	1,606.0	10.8%	2.6%
The organic increase was mainly attributable to net client wins in our financial services sector and net higher spending from existing clients in our retail and other sectors. The 4.9% organic increase in our domestic market was driven by increases at our media businesses and data management and analytics. In our international markets, the 10.8% organic increase was driven by growth across all disciplines, primarily at our media businesses, and was most notable in the Continental Europe, Latin America and Asia Pacific regions.

Segment EBITA

	Years ended December 31,			Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Segment EBITA [1]	$832.4	$744.5	$865.3	11.8%	(14.0)%
Segment EBITA margin on revenue before billable expenses [1]	19.2%	17.3%	21.0%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $(1.3), $69.1 and $0.1 of restructuring charges in the year ended December 31, 2023, 2022 and 2021 respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

Segment EBITA margin increased during 2023 when compared to 2022, as the increase in revenue before billable expenses, outpaced the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 0.7% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily due to increases in base salaries, benefits and tax and severance expense, partially offset by decreases in temporary help expense and performance-based incentive compensation. Office and other direct expense decreased driven by decreases in occupancy expense and client service costs, partially offset by increases in professional consulting fees and foreign currency losses. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased slightly to 2.4% in 2023 from the prior-year period.
Segment EBITA margin decreased during 2022 when compared to 2021, as the increase in revenue before billable expenses, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles, primarily due to an increase in restructuring charges in 2022. Revenue before billable expenses growth of 4.4% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by decreases in performance-based incentive compensation and temporary help expense. Office and other direct expense increased due to increases in travel and entertainment expenses, as well as expenses related to company meetings and conferences and professional consulting fees, partially offset by a decrease in occupancy expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased slightly to 2.5% in 2022 from the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

	Year ended December 31, 2022	Components of Change			Year ended December 31, 2023	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,766.3	$(25.1)	$(44.4)	$(63.6)	$3,633.2	(1.7)%	(3.5)%
Domestic	2,483.7	—	(30.4)	(69.5)	2,383.8	(2.8)%	(4.0)%
International	1,282.6	(25.1)	(14.0)	5.9	1,249.4	0.5%	(2.6)%
The organic decrease was due to lower spending from existing clients and net client losses in our technology & telecom and retail sectors as well as lower spending from existing clients in our financial services sector, partially offset by net client wins in the healthcare and auto & transportation sectors. The (2.8)% organic decrease in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the 0.5% organic increase was driven by revenue increases in our advertising businesses primarily in the Other Region, led by the Middle East, and Latin America regions, partially offset by revenue decreases in the Asia Pacific region.

	Year ended December 31, 2021	Components of Change			Year ended December 31, 2022	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,679.7	$(99.9)	$(43.0)	$229.5	$3,766.3	6.2%	2.4%
Domestic	2,306.0	—	—	177.7	2,483.7	7.7%	7.7%
International	1,373.7	(99.9)	(43.0)	51.8	1,282.6	3.8%	(6.6)%
The organic increase was mainly attributable to a combination of net higher spending from existing clients and net client wins in our healthcare, other and financial services sectors. The 7.7% organic increase in our domestic market was driven by growth in our advertising businesses. In our international markets, the 3.8% organic increase was driven by growth in our advertising businesses, and was most notable in the Other region led by the Middle East and Canada.

Segment EBITA

	Years ended December 31,			Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Segment EBITA [1]	$541.3	$581.4	$597.9	(6.9)%	(2.8)%
Segment EBITA margin on revenue before billable expenses [1]	14.9%	15.4%	16.2%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $0.2, $28.7 and $2.6 of restructuring charges in the year ended December 31, 2023, 2022 and 2021 respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.
Segment EBITA margin decreased during 2023 when compared to 2022, as the decrease in revenue before billable expenses, exceeded the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by decreases in temporary help expense and performance-based incentive compensation, partially offset by increases in severance expense and base salaries, benefits and tax. The decrease in office and other direct expense, as compared to the prior year period, was mainly driven by decreases in employment costs and occupancy expense, partially offset by increases in bad debt expense and foreign currency losses. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased slightly to 1.5% in 2023 from the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Segment EBITA margin decreased during 2022 when compared to 2021, as the increase in revenue before billable expenses, was outpaced by the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles, primarily due to an increase in restructuring charges in 2022. Revenue before billable expenses growth of 2.4% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily driven by increases in base salaries, benefits and tax, which was driven by hiring to support revenue growth, partially offset by decreases in performance-based incentive compensation and temporary help expense. Office and other direct expense increased due to increases in travel and entertainment expense, client service costs and new business development, partially offset by decreases in occupancy expense and professional consulting fees and a reduction in the year-over-year change in contingent acquisition obligations. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased to 1.6% in 2022 from the prior-year period.
Specialized Communications & Experiential Solutions
Revenue before billable expenses

	Year ended December 31, 2022	Components of Change			Year ended December 31, 2023	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,386.2	$(1.9)	$(0.6)	$57.2	$1,440.9	4.1%	3.9%
Domestic	983.1	—	(0.6)	32.4	1,014.9	3.3%	3.2%
International	403.1	(1.9)	0.0	24.8	426.0	6.2%	5.7%
The organic increase was mainly attributable to net client wins and increased spending from existing clients in our healthcare, other, food & beverage and auto & transportation sectors, partially offset by lower spending from existing clients and net client losses in our technology & telecom sector. The 3.3% organic increase in our domestic market was driven by revenue increases at our public relations agencies and experiential businesses. In our international market, the 6.2% organic increase was driven by growth at both our public relations agencies and experiential businesses across all regions.

	Year ended December 31, 2021	Components of Change			Year ended December 31, 2022	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,310.5	$(34.8)	$(1.5)	$112.0	$1,386.2	8.5%	5.8%
Domestic	905.1	—	0.0	78.0	983.1	8.6%	8.6%
International	405.4	(34.8)	(1.5)	34.0	403.1	8.4%	(0.6)%
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

Segment EBITA

	Years ended December 31,			Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Segment EBITA [1]	$265.2	$234.5	$188.6	13.1%	24.3%
Segment EBITA margin on revenue before billable expenses [1]	18.4%	16.9%	14.4%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $1.1, $3.8 and $10.0 of restructuring charges in the year ended December 31, 2023, 2022 and 2021 respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Segment EBITA margin increased during 2023 when compared to 2022, as the increase in revenue before billable expenses, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The increase in salaries and related expenses, as compared to the prior-year period, was primarily due to an increase in base salaries, benefits and tax and severance expense. Office and other direct expense increased mainly due to foreign currency losses and increases in travel and entertainment expenses, the year-over-year change in contingent acquisition obligations and client service costs, partially offset by decreases in occupancy expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased slightly to 1.1% in 2023 from the prior-year period.
Segment EBITA margin increased during 2022 when compared to 2021, as the increase in revenue before billable expenses, outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Revenue before billable expenses growth of 5.8% outpaced the increase in salaries and related expenses as compared to the prior-year period which was primarily driven by increases in base salaries, benefits and tax, driven by hiring to support revenue growth, offset by decreased performance-based incentive compensation and severance expense. Office and other direct expense increased due to increases in travel and entertainment expenses and new business development, offset by a reduction in the year-over-year change in contingent acquisition obligations as well as decreases in occupancy expense and professional consulting fees. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased to 1.2% in 2022 from the prior-year period.

CORPORATE AND OTHER
Our corporate and other segment is primarily comprised of selling, general and administrative expenses, discussed in the Results of Operations section, including corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses decreased by $22.2 to $72.3 during the year ended December 31, 2023 as compared to 2022, primarily attributable to decreases in selling, general and administrative expenses. Corporate and other expenses in 2022 decreased by $34.9 to $94.5 compared to 2021, primarily attributable to decreases in selling, general and administrative expenses, partially offset by an increase in restructuring charges.
During the years ended December 31, 2023, 2022 and 2021 corporate and other expense includes $0.1, $0.8 and $(2.1) of restructuring charges, respectively. See "Restructuring Charges" in MD&A and Note 11 of Item 8, Financial Statements and Supplementary Data for further information.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2023	2022	2021
Net income	$1,118.1	$956.1	$972.8
Adjustments to reconcile to net cash provided by operating activities [1]	333.3	417.6	458.7
Net cash (used in) provided by working capital [2]	(676.1)	(672.3)	743.4
Changes in other non-current assets and liabilities	(220.6)	(59.3)	(99.3)
Net cash provided by operating activities	$554.7	$642.1	$2,075.6
Net cash used in investing activities	(85.4)	(430.1)	(185.3)
Net cash used in financing activities	(634.3)	(899.4)	(1,084.2)

1Consists primarily of depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, net (gains) losses on sales of businesses and provision for uncollectible receivables.
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
Net cash provided by operating activities during 2023 was $554.7, which was a decrease of $87.4 as compared to 2022. The decrease was primarily driven by an increase in pension contributions and decreases in non-current liabilities, partially offset by an increase in net income of $162.0. Working capital in 2023 was primarily impacted by client spending and timing of collections and payments.
Net cash provided by operating activities during 2022 was $642.1, which was a decrease of $1,433.5 as compared to 2021. The decrease was primarily driven by an increase in our working capital use and this comparison includes $672.3 used in working capital in 2022, compared with $743.4 generated from working capital in 2021. Working capital in 2022 was primarily impacted by client spending and timing of collections and payments.
Investing Activities
Net cash used in investing activities during 2023 consisted primarily of payments for capital expenditures of $179.3 which were related mostly to computer software and hardware, and the purchase of short-term marketable securities of $97.6. This was partially offset by the maturity of short-term marketable securities of $100.7 and proceeds from the sale of businesses, net of cash sold of $58.7.
Net cash used in investing activities during 2022 consisted primarily of payments for acquisitions, net of cash acquired, of $232.2 primarily related to the acquisition of RafterOne which closed on October 3, 2022, as well as payments for capital expenditures of $178.1, related mostly to computer software and hardware.
Financing Activities
Net cash used in financing activities during 2023 was $634.3, primarily driven by the payment of common stock dividends of $479.1 and common stock repurchases of $350.2, partially offset by net proceeds of $296.3 from the issuance of our $300.0 aggregate principal amount of 5.375% unsecured senior notes due 2033 (the "5.375% Senior Notes"). See Note 4 in Item 8, Financial Statements and Supplementary Data, for further information.
Net cash used in financing activities during 2022 was driven primarily by payments for common stock dividends of $457.3 and common stock repurchases of $320.1, as well as the settlement of a senior note.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net increase of $7.0 in 2023. This increase was primarily a result of the U.S. dollar being weaker than several foreign currencies, including the Euro.
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net decrease of $31.7 in 2022.

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
Notable funding requirements include:
•Debt service – Our 4.200% Senior Notes in aggregate principal amount of $250.0 mature on April 15, 2024. We expect to use available cash to fund the principal repayment. As of December 31, 2023, we had outstanding short-term borrowings of $34.2 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2024 through 2048.
•Acquisitions – We paid cash of $2.6, net of cash acquired, for acquisitions completed as of December 31, 2023, as well as $3.7 in relation to adjustments made to upfront payments related to prior year acquisitions. We paid deferred payments of $15.6 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $3.0 over the next twelve months related to all completed acquisitions as of December 31, 2023. We may also be required to pay approximately $4.0 related to redeemable non-controlling interest held by minority shareholders if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•Dividends – During 2023, we paid four quarterly cash dividends of $0.310 per share on our common stock, which corresponded to aggregate dividend payments of $479.1. On February 8, 2024, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.330 per share, payable on March 15, 2024 to holders of record as of the close of business on March 1, 2024. Assuming we pay a quarterly dividend of $0.330 per share and there is no significant change in the number of outstanding shares as of December 31, 2023, we would expect to pay approximately $500.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board and will depend upon factors such as our earnings, financial position and cash requirements.
•U.K. Pension Plan - In December 2023, the Interpublic Limited Pension Plan in the U.K., (the "U.K .Pension Plan") the Company's U.K. defined benefit pension plan, entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plans future projected benefit obligations to covered participants. Prior to the transaction, the Company contributed an incremental $46.0 to the U.K. Pension Plan. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in the next 12-18 months. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2023 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2024	2025	2026	2027	2028
Long-term debt [1]	$250.1	$0.2	$0.2	$0.1	$497.0	$2,420.0	$3,167.6
Interest payments on long-term debt [1]	133.3	128.0	127.7	126.1	126.1	899.8	1,541.0
Non-cancelable operating lease obligations [2]	299.6	270.1	249.8	215.4	170.9	458.4	1,664.2
Contingent acquisition payments [3]	12.6	17.5	20.0	28.7	0.0	0.0	78.8
Uncertain tax positions [4]	85.7	53.9	72.3	47.6	6.1	25.4	291.0
Total	$781.3	$469.7	$470.0	$417.9	$800.1	$3,803.6	$6,742.6

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

Share Repurchase Programs
In February 2022, our Board of Directors (the "Board") reauthorized a program to repurchase from time to time up to $400.0 of our common stock. In February 2023, the Board authorized a share repurchase program to repurchase from time to time up to $350.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2022 share repurchase program. We fully utilized the 2022 share repurchase program during the second quarter of 2023. As of December 31, 2023, $80.1, excluding fees, remains available for repurchase under the 2023 share repurchase program.
On February 7, 2024, the Board authorized a share repurchase program to repurchase from time to time up to $320.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2023 share repurchase program. We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. There are no expiration dates associated with the share repurchase programs.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
At December 31, 2023, we held $531.2 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. However, as of December 31, 2023, $121.0 of undistributed foreign earnings from certain international entities were not subject to the permanent reinvestment assertion, therefore, the Company has recorded deferred taxes on this amount.
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
The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2023, there were no borrowings under the Credit Agreement; however, we had $9.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.5.
We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2023. The financial covenant in the Credit Agreement requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.
The table below sets forth the financial covenant in effect as of December 31, 2023.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	December 31, 2023	Credit Agreement EBITDA Reconciliation [1]	December 31, 2023
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$1,098.4
Actual leverage ratio	1.79x	Non-operating adjustments [2]	384.2
		Operating income	1,482.6
		Add:
		Depreciation and amortization	311.8
		Other non-cash charges reducing operating income	(1.2)
		Credit Agreement EBITDA [1]	$1,793.2

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

Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2023, the Company had uncommitted lines of credit in an aggregate amount of $780.7, under which we had outstanding borrowings of $34.2 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2023 was $47.9, with a weighted-average interest rate of approximately 7.9%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. There was no commercial paper activity during 2023 and as of December 31, 2023, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2023 and 2022 the amounts netted were $2,718.0 and $2,411.2, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
DEBT CREDIT RATINGS
Our debt credit ratings as of February 15, 2024 are listed below.

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

CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. We believe that of our significant accounting policies, the following critical accounting estimates involve management’s most difficult, subjective or complex judgments. We consider these accounting estimates to be critical because changes in the underlying assumptions or estimates have the potential to materially impact our Consolidated Financial Statements. Management has discussed with our Audit Committee the development, selection, application and disclosure of these critical accounting estimates. We regularly evaluate our judgments, assumptions and estimates based on historical experience and various other factors that we believe to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A further decline in macroeconomic conditions or increasing interest rates could have a negative impact on these estimates, including the fair value of certain assets.

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
In the normal course of business, certain agencies may enter into agreements with media suppliers to purchase an agreed value of media within a fixed timeframe. By entering into these agreements, the agency is taking a risk and may be required to pay a portion or all of the agreed value ahead of media being run. In order to participate in these arrangements and receive an agreed additional benefit from the agency, clients are required to contractually opt in.
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
In the vast majority of our business, when a third-party is involved in the production of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-party suppliers to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 10 reporting units that were subject to the 2023 annual impairment testing. Our annual impairment review as of October 1, 2023 did not result in an impairment charge at any of our reporting units.
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
For the 2023 and 2022 annual impairment tests, we performed a qualitative impairment assessment for seven and eight reporting units, respectively, and performed the quantitative impairment test for three and two reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2023 and 2022 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2023 test, the discount rate we used for our reporting units tested ranged between 13.0% and 15.5%, and the terminal value growth rate ranged between 2.0% and 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. For the 2023 test, the revenue growth rates for our reporting units used in our analysis were generally between 1.5% and 9.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2023 and 2022 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units by greater than 20%.

	2023 Impairment Test			2022 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$483.7	> 70%	A	$448.6	> 200%
B	$735.5	> 25%	B	$528.3	> 100%
C	$99.7	> 45%
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2023, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective carrying values.
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
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The determination of fair value is based on the relief from royalty method of the income approach, which models the cash flows from indefinite-lived intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis includes assumptions related to forecasted future revenues attributable to indefinite-lived intangibles, royalty rates and risk-adjusted discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, the indefinite-lived intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value. Based on this analysis, for the indefinite lived-intangible asset for which we performed a quantitative impairment test as of October 1, 2023, we concluded that it was not impaired because its fair value was in excess of its carrying value.

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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2023, discount rates of 5.65% for both the domestic pension plan and the domestic postretirement benefit plan, and a weighted-average discount rate of 4.62% for the significant foreign pension plans were used to calculate 2023 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would not have impacted the 2023 net pension and postretirement benefit cost.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2023, we used discount rates of 5.40% for both the domestic pension plan and the domestic postretirement benefit plan and a weighted-average discount rate of 4.32% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the benefit obligation as of December 31, 2023 by approximately $12.0, respectively.
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
For 2023, the weighted-average expected rates of return of 6.00% and 5.62% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2024, we plan to use expected rates of return of 4.25% and 4.20% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2023 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 17 in Item 8, Financial Statements and Supplementary Data for further information on certain accounting standards that have been adopted during 2023 or that have not yet been required to be implemented and may be applicable to our future operations.

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
The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
	2023	2022	2021

Revenue before billable expenses	$9,400.6	$9,449.4	$9,107.9

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$1,098.4	$938.0	$952.8

Add Back:
Provision for income taxes	291.2	318.4	251.8
Subtract:
Total (expenses) and other income	(74.6)	(112.3)	(214.1)
Equity in net income of unconsolidated affiliates	1.3	5.6	2.5
Net income attributable to non-controlling interests	(19.7)	(18.1)	(20.0)
Operating Income [1]	1,482.6	1,381.2	1,436.2

Add Back:
Amortization of acquired intangibles	84.0	84.7	86.2

Adjusted EBITA [1]	$1,566.6	$1,465.9	$1,522.4
Adjusted EBITA Margin on Revenue before billable expenses [1]	16.7%	15.5%	16.7%

1Calculations include restructuring charges of $0.1 in 2023, $102.4 in 2022 and $10.6 in 2021. See “Restructuring Charges” in this MD&A and Note 11 in Item 8, Financial Statements and Supplementary Data, for further information.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 99% and 98% as of December 31, 2023 and 2022, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2023	$(115.3)	$111.0
2022	(99.2)	127.1
We had $2,388.3 of cash, cash equivalents and marketable securities as of December 31, 2023 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated primarily from these investments is subject to both domestic and foreign interest rate movements. During 2023 and 2022, we had interest income of $140.8 and $56.6, respectively. Based on our 2023 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $23.9, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2023 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most adversely impacted our results during the year ended December 31, 2023 were the Argentine Peso, the Israeli Shekel, the Canadian Dollar, the Indian Rupee and the Japanese Yen. The foreign currencies that most favorably impacted our results during the year ended December 31, 2023 were the Euro and the Mexican Peso. Based on 2023 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 3%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2023 levels.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessment for Indefinite-Lived Intangible Assets
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s other intangible assets balance includes $165.7 million of indefinite-live intangible assets as of December 31, 2023. For intangible assets not subject to amortization, management evaluates for impairment annually or more frequently if events or changes in circumstances indicate that an impairment may exist. The determination of fair value is based on the relief from royalty method of the income approach, which incorporates the use of a discounted cash flow analysis. Management’s discounted cash flow analysis includes assumptions related to forecasted future revenues, royalty rates and discount rates.
The principal considerations for our determination that performing procedures relating to the impairment assessment for indefinite-lived intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimate for the indefinite-lived intangible assets; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty method and (iv) evaluating the reasonableness of the significant assumption used by management related to the discount rate. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption used by management was reasonable considering whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief from royalty method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2024
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2023	2022	2021
REVENUE:
Revenue before billable expenses	$9,400.6	$9,449.4	$9,107.9
Billable expenses	1,488.7	1,478.4	1,132.8
Total revenue	10,889.3	10,927.8	10,240.7

OPERATING EXPENSES:
Salaries and related expenses	6,243.9	6,258.3	5,975.4
Office and other direct expenses	1,342.5	1,346.4	1,279.6
Billable expenses	1,488.7	1,478.4	1,132.8
Cost of services	9,075.1	9,083.1	8,387.8
Selling, general and administrative expenses	67.2	87.1	122.3
Depreciation and amortization	264.3	274.0	283.8
Restructuring charges	0.1	102.4	10.6
Total operating expenses	9,406.7	9,546.6	8,804.5

OPERATING INCOME	1,482.6	1,381.2	1,436.2

EXPENSES AND OTHER INCOME:
Interest expense	(225.6)	(167.9)	(170.6)
Interest income	140.8	56.6	27.2
Other income (expense), net	10.2	(1.0)	(70.7)
Total (expenses) and other income	(74.6)	(112.3)	(214.1)

Income before income taxes	1,408.0	1,268.9	1,222.1
Provision for income taxes	291.2	318.4	251.8
Income of consolidated companies	1,116.8	950.5	970.3
Equity in net income of unconsolidated affiliates	1.3	5.6	2.5
NET INCOME	1,118.1	956.1	972.8
Net income attributable to non-controlling interests	(19.7)	(18.1)	(20.0)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$1,098.4	$938.0	$952.8

Earnings per share available to IPG common stockholders:
Basic	$2.86	$2.40	$2.42
Diluted	$2.85	$2.37	$2.39

Weighted-average number of common shares outstanding:
Basic	384.1	391.5	393.0
Diluted	385.9	395.1	398.4

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2023	2022	2021
NET INCOME	$1,118.1	$956.1	$972.8

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	59.3	(131.8)	(86.1)
Reclassification adjustments recognized in net income	0.5	4.3	(1.0)
	59.8	(127.5)	(87.1)

Derivative instruments:
Changes in fair value of derivative instruments	0.6	17.5	14.0
Recognition of previously unrealized (gains) losses included in net income	(2.6)	(1.4)	4.2
Income tax effect	0.5	(4.0)	(2.1)
	(1.5)	12.1	16.1

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(17.4)	2.4	58.0
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	6.8	6.3	9.4
Settlement and curtailment (gains) losses included in net income	(0.3)	0.0	0.6
Other	(2.1)	4.8	1.3
Income tax effect	2.0	0.8	(13.8)
	(11.0)	14.3	55.5

Other comprehensive income (loss), net of tax	47.3	(101.1)	(15.5)
TOTAL COMPREHENSIVE INCOME	1,165.4	855.0	957.3
Less: comprehensive income attributable to non-controlling interests	19.5	16.5	18.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$1,145.9	$838.5	$938.8

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$2,386.1	$2,545.3
Accounts receivable, net of allowance of $46.4 and $48.6, respectively	5,768.8	5,316.0
Accounts receivable, billable to clients	2,229.2	2,023.0
Prepaid expenses	415.8	351.3
Assets held for sale	21.9	5.9
Other current assets	128.6	83.7
Total current assets	10,950.4	10,325.2
Property and equipment, net of accumulated depreciation and amortization of $1,224.9 and $1,244.8, respectively	636.7	637.4
Deferred income taxes	265.0	271.7
Goodwill	5,080.9	5,050.6
Other intangible assets	743.6	818.1
Operating lease right-of-use assets	1,162.6	1,277.5
Other non-current assets	428.1	431.2
TOTAL ASSETS	$19,267.3	$18,811.7

LIABILITIES:
Accounts payable	$8,355.0	$8,235.3
Accrued liabilities	705.8	787.1
Contract liabilities	684.7	680.0
Short-term borrowings	34.2	44.3
Current portion of long-term debt	250.1	0.6
Current portion of operating leases	252.6	235.9
Liabilities held for sale	48.5	—
Total current liabilities	10,330.9	9,983.2
Long-term debt	2,917.5	2,870.7
Non-current operating leases	1,216.8	1,380.1
Deferred compensation	223.6	294.1
Other non-current liabilities	532.4	572.6
TOTAL LIABILITIES	15,221.2	15,100.7

Redeemable non-controlling interests (see Note 6)	42.3	38.3

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2023 – 383.0; 2022 – 389.6 shares outstanding: 2023 – 378.7; 2022 – 386.5	38.3	38.9
Additional paid-in capital	728.5	1,057.5
Retained earnings	4,254.5	3,632.1
Accumulated other comprehensive loss, net of tax	(946.2)	(993.7)
	4,075.1	3,734.8
Less: Treasury stock, at cost: 2023 – 4.3 shares; 2022 – 3.1 shares	132.5	120.2
Total IPG stockholders’ equity	3,942.6	3,614.6
Non-controlling interests	61.2	58.1
TOTAL STOCKHOLDERS’ EQUITY	4,003.8	3,672.7
TOTAL LIABILITIES AND EQUITY	$19,267.3	$18,811.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,118.1	$956.1	$972.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264.3	274.0	283.8
Amortization of restricted stock and other non-cash compensation	46.7	50.0	70.1
Provision for uncollectible receivables	7.2	(8.9)	(14.6)
Deferred income tax	5.1	(27.0)	(8.2)
Net amortization of bond discounts and deferred financing costs	2.0	3.0	5.7
Loss on early extinguishment of debt	—	—	74.0
Non-cash restructuring charges	(0.9)	101.8	9.8
Net (gains) losses on sales of businesses	(17.9)	11.3	19.4
Other	26.8	13.4	18.7
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	(385.3)	(362.7)	(647.6)
Accounts receivable, billable to clients	(181.4)	244.5	(571.0)
Prepaid Expenses	(46.0)	(55.6)	(26.7)
Other current assets	(42.2)	(5.5)	(19.2)
Accounts payable	47.8	(408.0)	1,858.1
Accrued liabilities	(63.6)	(102.8)	108.9
Contract liabilities	(5.4)	17.8	40.9
Other non-current assets and liabilities	(220.6)	(59.3)	(99.3)
Net cash provided by operating activities	554.7	642.1	2,075.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179.3)	(178.1)	(195.3)
Purchase of short-term marketable securities	(97.6)	(0.2)	(0.2)
Acquisitions, net of cash acquired	(6.3)	(232.2)	—
Deconsolidation of a subsidiary	—	(20.4)	(16.3)
Net proceeds from investments	35.1	2.6	34.8
Proceeds from sale of businesses, net of cash sold	58.7	(22.4)	(13.3)
Maturity of short-term marketable securities	100.7	—	—
Other investing activities	3.3	20.6	5.0
Net cash used in investing activities	(85.4)	(430.1)	(185.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(479.1)	(457.3)	(427.7)
Repurchases of common stock	(350.2)	(320.1)	—
Tax payments for employee shares withheld	(58.9)	(40.3)	(25.5)
Distributions to non-controlling interests	(17.7)	(12.3)	(15.5)
Acquisition-related payments	(12.9)	(9.3)	(28.0)
Net decrease in short-term borrowings	(8.2)	(29.4)	(10.8)
Repayment of long-term debt	(0.5)	(0.7)	(504.1)
Exercise of stock options	0.0	0.0	8.0
Settlement of senior note	—	(29.9)	—
Early extinguishment of long-term debt	—	—	(1,066.8)
Proceeds from long-term debt	296.3	—	998.1
Other financing activities	(3.1)	(0.1)	(11.9)
Net cash used in financing activities	(634.3)	(899.4)	(1,084.2)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	7.0	(31.7)	(45.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(158.0)	(719.1)	760.7
Cash, cash equivalents and restricted cash at beginning of period	2,553.1	3,272.2	2,511.5
Cash, cash equivalents and restricted cash at end of period	$2,395.1	$2,553.1	$3,272.2
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	390.9	$39.0	$1,099.3	$2,636.9	$(880.2)	$0.0	$2,895.0	$48.9	$2,943.9
Net income				952.8			952.8	20.0	972.8
Other comprehensive loss					(14.0)		(14.0)	(1.5)	(15.5)
Reclassifications related to redeemable non-controlling interests			11.3				11.3	11.4	22.7
Distributions to non-controlling interests								(15.5)	(15.5)
Change in redemption value of redeemable non-controlling interests			39.8	(7.4)			32.4		32.4
Common stock dividends ($1.08 per share)				(428.0)			(428.0)		(428.0)
Stock-based compensation	3.8	0.3	95.5				95.8		95.8
Exercise of stock options	0.6	0.1	8.7				8.8		8.8
Shares withheld for taxes	(1.0)	(0.1)	(28.0)				(28.1)		(28.1)
Other			0.0				0.0	(0.1)	(0.1)
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)	$0.0	$3,526.0	$63.2	$3,589.2
Net income				938.0			938.0	18.1	956.1
Other comprehensive loss					(99.5)		(99.5)	(1.6)	(101.1)
Reclassifications related to redeemable non-controlling interests			(3.1)				(3.1)	0.5	(2.6)
Distributions to non-controlling interests								(12.3)	(12.3)
Change in redemption value of redeemable non-controlling interests				(3.0)			(3.0)		(3.0)
Retirement of treasury stock	(7.2)	(0.7)	(199.2)			199.9	0.0		0.0
Repurchases of common stock						(320.1)	(320.1)		(320.1)
Common stock dividends ($1.16 per share)				(457.2)			(457.2)		(457.2)
Stock-based compensation	3.5	0.4	71.2				71.6		71.6
Shares withheld for taxes	(1.0)	(0.1)	(38.7)				(38.8)		(38.8)
Other			0.7				0.7	(9.8)	(9.1)
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(993.7)	$(120.2)	$3,614.6	$58.1	$3,672.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(993.7)	$(120.2)	$3,614.6	$58.1	$3,672.7
Net income				1,098.4			1,098.4	19.7	1,118.1
Other comprehensive income					47.5		47.5	(0.2)	47.3
Reclassifications related to redeemable non-controlling interests								0.3	0.3
Distributions to non-controlling interests								(17.7)	(17.7)
Change in redemption value of redeemable non-controlling interests				2.6			2.6		2.6
Retirement of treasury stock	(9.3)	(0.9)	(339.5)			340.4	0.0		0.0
Repurchase of common stock						(352.7)	(352.7)		(352.7)
Common stock dividends ($1.24 per share)				(478.6)			(478.6)		(478.6)
Stock-based compensation	4.4	0.5	69.6				70.1		70.1
Shares withheld for taxes	(1.7)	(0.2)	(59.1)				(59.3)		(59.3)
Other			0.0				0.0	1.0	1.0
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8

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
Reclassifications
Certain reclassifications and immaterial adjustments have been made to prior-period financial statements to conform to the current-period presentation. Additionally, certain prior period amounts, wherever applicable, have been recast to reflect the transfer of certain agencies between reportable segments.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions. A further decline in macroeconomic conditions or increasing interest rates could have a negative impact on these estimates, including the fair value of certain estimates.
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
In the normal course of business, certain agencies may enter into agreements with media suppliers to purchase an agreed value of media within a fixed timeframe. By entering into these agreements, the agency is taking a risk and may be required to pay a portion or all of the agreed value ahead of media being run. In order to participate in these arrangements and receive an agreed additional benefit from the agency, clients are required to contractually opt in.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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
In the vast majority of our business, when a third-party is involved in the production of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-party suppliers to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties.
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
Leases
As of December 31, 2023, we do not have a material amount of finance leases and the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
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
We review goodwill as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 10 reporting units that were subject to the 2023 annual impairment testing. Our annual impairment review as of October 1, 2023 did not result in an impairment charge for any of our reporting units.
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The determination of fair value is based on the relief from royalty method of the income approach, which models the cash flows from indefinite-lived intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis includes assumptions related to forecasted future revenues attributable to indefinite-lived intangibles, royalty rates and risk-adjusted discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, the indefinite-lived intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value. Based on this analysis, for the indefinite lived-intangible asset for which we performed a quantitative impairment test as of October 1, 2023, we concluded that it was not impaired because its fair value was in excess of its carrying value.
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
The fair value of each reporting unit for 2023 and 2022 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
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
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax loss of $5.7 for the year ended December 31, 2023, a pre-tax gain of $2.5 for the year ended December 31, 2022, and a pre-tax loss of $5.0 for the year ended December 31, 2021.
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
Redeemable Non-controlling Interests
Many of our acquisitions include provisions under which the non-controlling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable non-controlling interests may be contingent on projected operating performance and satisfying other conditions specified in the related agreements. These payments are also subject to revision in accordance with the terms of the agreements. We record these redeemable non-controlling interests in “mezzanine equity” in our Consolidated Balance Sheets. Each reporting period, redeemable non-controlling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value above initial value prior to exercise will also impact retained earnings but will not impact net income. Adjustments as a result of currency translation will affect the redeemable non-controlling interest balance, but do not impact retained earnings or additional paid-in capital.
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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable non-controlling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2023, 2022 and 2021, there was no impact to EPS for adjustments related to our redeemable non-controlling interests.
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
In October 2023, we retired 9.3 shares of our treasury stock, which resulted in a reduction in common stock of $0.9, treasury stock of $340.4 and APIC of $339.5. In October 2022, we retired 7.2 shares of our treasury stock, which resulted in a reduction in common stock of $0.7, treasury stock of $199.9 and APIC of $199.2. During 2021, there was no significant treasury stock activity due to the suspension of the share repurchase program.

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
Specialized Communications & Experiential Solutions
The SC&E segment provides best-in-class global public relations and other specialized communications services, events, sports and entertainment marketing, and strategic consulting. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies and IPG DXTRA Health.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Years ended December 31,
Total revenue:	2023	2022	2021
United States	$7,033.1	$7,031.0	$6,360.2
International:
United Kingdom	891.5	902.7	880.5
Continental Europe	901.3	867.5	892.8
Asia Pacific	868.3	918.5	970.1
Latin America	477.0	454.9	430.3
Other	718.1	753.2	706.8
Total International	3,856.2	3,896.8	3,880.5
Total Consolidated	$10,889.3	$10,927.8	$10,240.7

	Years ended December 31,
Revenue before billable expenses:	2023	2022	2021
United States	$6,102.2	$6,157.7	$5,763.1
International:
United Kingdom	759.2	742.2	781.5
Continental Europe	795.7	764.6	799.7
Asia Pacific	729.8	772.7	791.4
Latin America	448.7	423.6	396.4
Other	565.0	588.6	575.8
Total International	3,298.4	3,291.7	3,344.8
Total Consolidated	$9,400.6	$9,449.4	$9,107.9

MD&E	Years ended December 31,
Total revenue:	2023	2022	2021
United States	$2,731.4	$2,730.2	$2,584.7
International	1,663.4	1,651.4	1,611.9
Total MD&E	$4,394.8	$4,381.6	$4,196.6

Revenue before billable expenses:
United States	$2,703.5	$2,690.9	$2,552.0
International	1,623.0	1,606.0	1,565.7
Total MD&E	$4,326.5	$4,296.9	$4,117.7

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

IA&C	Years ended December 31,
Total revenue:	2023	2022	2021
United States	$2,508.8	$2,585.9	$2,403.3
International	1,493.4	1,554.7	1,638.5
Total IA&C	$4,002.2	$4,140.6	$4,041.8

Revenue before billable expenses:
United States	$2,383.8	$2,483.7	$2,306.0
International	1,249.4	1,282.6	1,373.7
Total IA&C	$3,633.2	$3,766.3	$3,679.7

SC&E	Years ended December 31,
Total revenue:	2023	2022	2021
United States	$1,792.9	$1,714.9	$1,372.2
International	699.4	690.7	630.1
Total SC&E	$2,492.3	$2,405.6	$2,002.3

Revenue before billable expenses:
United States	$1,014.9	$983.1	$905.1
International	426.0	403.1	405.4
Total SC&E	$1,440.9	$1,386.2	$1,310.5

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2023	December 31, 2022
Accounts receivable, net of allowance of $46.4 and $48.6, respectively	$5,768.8	$5,316.0
Accounts receivable, billable to clients	2,229.2	2,023.0
Contract assets	68.6	67.4
Contract liabilities (deferred revenue)	684.7	680.0
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $716.5 of unsatisfied performance obligations as of December 31, 2023, which will be recognized as services are performed over the remaining contractual terms through 2028.

Note 3:  Leases
As of December 31, 2023 and 2022, the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world, and we do not have a material amount of finance leases. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. As of December 31, 2023, our leases have remaining lease terms of 1 year to 13 years. The discount rate used to measure the lease

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
The following tables present information on our operating leases for the full years of 2023, 2022 and 2021.

	Years ended December 31,
	2023	2022	2021
Operating lease cost	$268.4	$290.7	$306.0
Short-term lease cost	7.9	6.4	8.1
Sublease income	(26.4)	(23.8)	(21.1)
Total lease cost	$249.9	$273.3	$293.0

Cash paid related to operating lease liabilities	$299.5	$320.9	$347.6
Right-of-use assets obtained in exchange for lease liabilities	$83.0	$93.0	$431.0

	As of December 31,
	2023	2022	2021
Weighted-average remaining lease term	Seven years	Eight years	Eight years
Weighted-average discount rate	3.63%	3.51%	3.45%
Our future payments of our operating leases as of December 31, 2023 are listed in the table below.

Period	Payments
2024	$299.6
2025	270.1
2026	249.8
2027	215.4
2028	170.9
Thereafter	458.4
Total future lease payments	1,664.2
Less: imputed interest	194.8
Present value of future lease payments	1,469.4
Less: current portion of operating leases	252.6
Non-current operating leases	$1,216.8
As of December 31, 2023, we had additional operating leases that had not yet commenced with future lease payments of approximately $81.0 commencing in 2024 with lease terms of 1 to 12 years.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2023 [1]	2022 [1]
4.200% Senior Notes due 2024 (less unamortized discount and issuance costs of $0.0 and $0.1, respectively)	4.240%	$249.9	$249.7
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $0.9 and $2.1, respectively)	4.780%	497.0	496.4
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.6 and $3.8, respectively)	4.920%	643.6	642.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.7 and $3.3, respectively)	2.512%	496.0	495.5
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.6 and $3.0, respectively)	5.650%	293.4	—
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $0.9 and $5.0, respectively)	3.448%	494.1	493.7
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.6 and $4.6, respectively)	5.480%	492.8	492.6
Other notes payable and capitalized leases		0.8	0.8
Total long-term debt		3,167.6	2,871.3
Less: current portion		250.1	0.6
Long-term debt, excluding current portion		$2,917.5	$2,870.7

1See Note 13 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2023.

2024	$250.1
2025	0.2
2026	0.2
2027	0.1
2028	497.0
Thereafter	2,420.0
Total long-term debt	$3,167.6
For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2023 and 2022, we had total unamortized debt issuance costs of $22.7 and $26.2, respectively. Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
As of December 31, 2023 and 2022, the estimated fair value of the Company's long-term debt was $2,975.3 and $2,552.3, respectively. Refer to Note 13 for details.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Debt Transactions
5.375% Senior Notes due 2033
On June 8, 2023, we issued a total of $300.0 in aggregate principal amount of 5.375% unsecured senior notes (the "5.375% Senior Notes") due June 15, 2033. Upon issuance, the 5.375% Senior Notes were reflected in our unaudited Consolidated Balance Sheets at $292.9, net of discount of $3.8 and net of capitalized debt issuance costs, including commissions and offering expenses of $3.3, both of which will be amortized in interest expense through the maturity date using the effective interest method. Interest is payable semi-annually in arrears on June 15th and December 15th of each year, which commenced on December 15, 2023.
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
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of both December 31, 2023 and 2022, there were no borrowings under the Credit Agreement; however, we had $9.5 and $10.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.5 and $1,489.7, respectively. In addition to other customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement. We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2023.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2023, the applicable margin was 0.125% for Base Rate advances and 1.125% for Eurocurrency Rate borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee on each lender's revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.

Financial Covenant
Leverage ratio (not greater than): [1]	3.50x

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2023 and 2022, the Company had uncommitted lines of credit in an aggregate amount of $780.7 and $936.2, under which we had outstanding borrowings of $34.2 and $44.3 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2023 and 2022 were $47.9 and $61.2, respectively, with weighted-average interest rates of approximately 7.9% and 4.6%, respectively.
Commercial Paper

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Commercial paper proceeds are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. Commercial paper maturities vary but may not exceed 397 days from the date of issue. As of both December 31, 2023 and 2022, there was no commercial paper outstanding. There was no outstanding commercial paper under the program during both 2023 and 2022.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2023 and 2022 the amounts netted were $2,718.0 and $2,411.2, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 5:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2023	2022	2021
Net income available to IPG common stockholders	$1,098.4	$938.0	$952.8

Weighted-average number of common shares outstanding - basic	384.1	391.5	393.0
Dilutive effect of stock options and restricted shares	1.8	3.6	5.4
Weighted-average number of common shares outstanding - diluted	385.9	395.1	398.4

Earnings per share available to IPG common stockholders:
Basic	$2.86	$2.40	$2.42
Diluted	$2.85	$2.37	$2.39

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
During 2023, we completed two acquisitions, one of which was included in the IA&C reportable segment, and one of which was included in the SC&E reportable segment. We paid $2.6, net of cash acquired and recorded approximately $11.7 of goodwill and $8.5 of other intangible assets related to the acquisitions.
During 2022, we completed one acquisition, recorded in the MD&E reportable segment. On September 23, 2022, we entered into a definitive purchase agreement to acquire approximately 83.9% of the outstanding shares of RafterOne with options to purchase the remaining outstanding shares. The transaction closed on October 3, 2022, subject to customary closing adjustments. We paid $232.2, net of cash acquired, related to the acquisition. The purpose of the acquisition is to combine the Company's media, creative, marketing services and analytics capabilities, global scale and consumer insights, with RafterOne's Salesforce capabilities for commerce, service, data, marketing and customer experience. We recorded approximately $211.7 of goodwill, of which approximately $2.2 was recorded during 2023, and $62.0 of other intangible assets related to the acquisition of RafterOne.
During 2021, no acquisitions occurred.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2023, 2022 or 2021.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2023	2022	2021
Cost of investment: current-year acquisitions	$5.8	$235.4	$—
Cost of investment: prior-year acquisitions	16.6	9.3	28.0
Less: net cash acquired	3.2	3.2	—
Total cost of investment	19.2	241.5	28.0
Operating payments [1]	2.7	9.6	39.1
Total cash paid for acquisitions [2]	$21.9	$251.1	$67.1

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
2Of the total cash paid for acquisitions, $6.3, $232.2 and $0.0 for the years ended December 31, 2023, 2022 and 2021, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions, as well as adjustments made to upfront payments related to prior year acquisitions. Of the total cash paid for acquisitions, $12.9, $9.3 and $28.0 for the years ended December 31, 2023, 2022 and 2021, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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

	Years ended December 31,
	2023	2022	2021
Balance at beginning of period	$38.3	$15.6	$93.1
Change in related non-controlling interests balance	(0.3)	(0.5)	2.2
Changes in redemption value of redeemable non-controlling interests:
Additions	7.4	30.3	0.0
Redemptions and other	(0.4)	(9.9)	(41.9)
Redemption value adjustments	(2.6)	3.0	(32.1)
Currency translation adjustments	(0.1)	(0.2)	(5.7)
Balance at end of period	$42.3	$38.3	$15.6

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 7:  Supplementary Data
Valuation and Qualifying Accounts – Accounts Receivable, Allowance for Expected Credit Losses

	Years ended December 31,
	2023	2022	2021
Balance at beginning of period	$48.6	$68.5	$98.3
Charges to costs and expenses [1]	7.2	(5.8)	(14.9)
Adjustments:
(Dispositions)/Acquisitions	(1.7)	(0.9)	(3.2)
Uncollectible accounts written off	(7.8)	(12.8)	(9.8)
Recoveries	0.1	1.9	0.3
Foreign currency translation adjustments	0.0	(2.3)	(2.2)
Balance at end of period	$46.4	$48.6	$68.5

1Includes reversals of our allowance for credit losses as a result of improved credit outlook over the course of the COVID-19 pandemic for the years ended December 31, 2022 and December 31, 2021.

Property and Equipment

	December 31,
	2023	2022
Furniture and equipment	$632.8	$640.8
Leasehold improvements	507.0	528.6
Internal-use computer software	585.1	581.4
Land and buildings	136.7	131.4
Gross property and equipment	1,861.6	1,882.2
Less: accumulated depreciation and amortization	(1,224.9)	(1,244.8)
Total property and equipment, net	$636.7	$637.4
Total depreciation and amortization expense, which excludes the amortization of acquired intangibles, for property and equipment for the years ended December 31, 2023, 2022 and 2021 was $180.3, $189.3 and $197.6, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2023	2022
Salaries, benefits and related expenses	$507.5	$554.0
Income taxes payable	56.8	64.7
Interest	40.2	37.3
Office and related expenses	22.3	28.9
Acquisition obligations	2.9	18.7
Restructuring charges	0.6	2.2
Other	75.5	81.3
Total accrued liabilities	$705.8	$787.1

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Other Income (Expense), Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2023	2022	2021
Net gains/(losses) on sales of businesses	$17.9	$(11.3)	$(19.4)
Loss on early extinguishment of debt	—	—	(74.0)
Other	(7.7)	10.3	22.7
Total other income (expense), net	$10.2	$(1.0)	$(70.7)
Net gains/(losses) on sales of businesses – During 2023, 2022 and 2021, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $58.7, $(22.4) and $(13.3) for the years ended 2023, 2022 and 2021, respectively, which is classified within the Proceeds from sale of businesses, net of cash sold line in our Consolidated Statements of Cash Flows.
Loss on early extinguishment of debt – During the first quarter of 2021, we recorded a loss of $74.0 related to the early extinguishment of all $250.0 in aggregate principal amount of our 4.000% Senior Notes, all $500.0 in aggregate principal amount of our 3.750% Senior Notes, and $250.0 of the $500.0 in aggregate principal amount of our 4.200% Senior Notes.
Other – During 2023, the majority of the amounts recognized were primarily related to pension and postretirement costs. During 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest. During 2021, the majority of the amounts recognized were related to a non-cash gain related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest, and pension and postretirement costs.

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
On February 7, 2024, the Board authorized a share repurchase program to repurchase from time to time up to $320.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2023 share repurchase program.
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. The timing and amount of repurchases in future periods will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the year ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
	2023	2022	2021
Number of shares repurchased	10.4	10.3	—
Aggregate cost, including fees[1]	$350.2	$320.1	$—
Average price per share, including fees	$33.64	$31.01	$—
1.The amount for twelve months ended December 31, 2023 excludes $2.5 of estimated excise tax on net share repurchases.
We fully utilized the 2022 share repurchase program during the second quarter of 2023. As of December 31, 2023, $80.1, excluding fees, remains available for repurchase under the 2023 share repurchase program. There are no expiration dates associated with the share repurchase programs.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Supplemental Cash Flow Information

	Years ended December 31,
	2023	2022	2021
Cash paid for interest	$221.6	$171.1	$175.9
Changes in operating lease right-of-use assets and lease liabilities [1]	(32.4)	55.1	(35.2)
Cash paid for income taxes, net of refunds [2]	320.3	255.7	229.1

1For the year ended December 31, 2023, comprised of the impairments of operating lease right-of-use asset of ($1.2) classified in Non-cash restructuring charges, offset by $31.2 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2022, comprised of the impairments of operating lease right-of-use asset of $85.4, classified in Non-cash restructuring charges, offset by $30.3 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2021, comprised of the impairments of operating lease right-of-use asset of $6.3, classified in Non-cash restructuring charges offset by $41.5 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows.
2Refunds of $40.1, $35.7 and $47.1 were received for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8: Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The Company transitioned to the new segment reporting structure effective January 1, 2022 which resulted in certain changes to our operating segments and reporting units. Additionally, the Company transferred certain agencies between operating segments as of January 1, 2023 which resulted in certain changes to our reporting units and reportable segments. We have allocated goodwill to our reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocations and determined that no impairment existed.
The changes in the carrying value of goodwill for our reportable segments, MD&E, IA&C and SC&E, for the years ended December 31, 2023 and 2022 are listed below.

	IAN	DXTRA	MD&E	IA&C	SC&E	Total [1]
Balance as of December 31, 2021	$4,231.6	$677.1	$—	$—	$—	$4,908.7
Goodwill Reallocation	(4,231.6)	(677.1)	2,293.0	1,920.2	695.5	—
Balance as of January 1, 2022	$—	$—	$2,293.0	$1,920.2	$695.5	$4,908.7
Acquisitions/(Dispositions) and Deconsolidations	—	—	209.5	(6.5)	—	203.0
Foreign currency and other	—	—	(14.9)	(35.1)	(11.1)	(61.1)
Balance as of December 31, 2022	$—	$—	$2,487.6	$1,878.6	$684.4	$5,050.6
Goodwill Reallocation	—	—	180.6	(180.6)	—	—
Balance as of January 1, 2023	$—	$—	$2,668.2	$1,698.0	$684.4	$5,050.6
Acquisitions/(Dispositions)	—	—	2.2	10.7	(9.8)	3.1
Foreign currency and other	—	—	7.1	14.5	5.6	27.2
Balance as of December 31, 2023	$—	$—	$2,677.5	$1,723.2	$680.2	$5,080.9

1For all periods presented, no goodwill impairment charge has been recorded.
See Note 1 for information regarding our annual impairment testing methodology.
Other Intangible Assets
Other intangible assets primarily consist of customer lists and know-how and technology, which have definite lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years, as well as trade names which have both indefinite and definite lives which are subject to amortization on a straight-line basis with estimated useful lives of 15 years. Amortization expense for other intangible assets for the years ended December 31, 2023, 2022 and 2021 was $84.0, $84.7 and $86.2, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2023, 2022 and 2021. During 2023 and 2022, we recorded approximately $8.5 and $62.0, respectively, of other intangible assets related to our acquisitions.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The following table provides a summary of other intangible assets, which are included in our Consolidated Balance Sheets.

	December 31,
	2023			2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$882.1	$(431.6)	$450.5	$873.1	$(378.4)	$494.7
Know-how and technology	239.5	(138.9)	100.6	239.2	(111.1)	128.1
Trade names	227.3	(45.7)	181.6	231.8	(47.4)	184.4
Other	16.2	(5.3)	10.9	16.2	(5.3)	10.9
Total [1]	$1,365.1	$(621.5)	$743.6	$1,360.3	$(542.2)	$818.1

1Total gross amount includes indefinite-lived intangible assets not subject to amortization of $165.7 and $165.4 in the years ended December 31, 2023 and 2022, respectively, which primarily consist of trade names.

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2023 is listed below.

	2024	2025	2026	2027	2028
Estimated amortization expense	$83.1	$80.4	$78.4	$65.1	$49.8

Note 9:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2023	2022	2021
Domestic	$846.7	$707.4	$653.6
Foreign	561.3	561.5	568.5
Total	$1,408.0	$1,268.9	$1,222.1
The provision for income taxes is listed below.

	Years ended December 31,
	2023	2022	2021
U.S. federal income taxes (including foreign withholding taxes):
Current	$97.6	$168.0	$105.4
Deferred	(16.2)	(34.9)	13.2
	$81.4	$133.1	$118.6
State and local income taxes:
Current	$40.4	$40.4	$27.4
Deferred	4.3	(5.3)	(0.9)
	$44.7	$35.1	$26.5
Foreign income taxes:
Current	$148.1	$137.0	$127.2
Deferred	17.0	13.2	(20.5)
	$165.1	$150.2	$106.7
Total	$291.2	$318.4	$251.8

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at U.S. federal statutory rate	$295.7	$266.5	$256.6
State and local income taxes, net of U.S. federal income tax benefit	35.3	27.7	21.0
Impact of foreign operations, including withholding taxes	51.4	37.9	47.8
U.S. tax incentives	(24.4)	(23.0)	(28.4)
Change in net valuation allowance [1]	(2.5)	8.0	(59.4)
Divestitures	0.5	1.1	1.1
(Decrease)/Increase in unrecognized tax benefits	(61.1)	3.5	13.2
Other	(3.7)	(3.3)	(0.1)
Provision for income taxes	$291.2	$318.4	$251.8

Effective income tax rate on operations	20.7%	25.1%	20.6%

1Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.

In 2023, our effective income tax rate of 20.7% was positively impacted by a benefit of $64.2 related to the settlement of the 2017 and 2018 U.S. Federal income tax audit. The effective rate also benefited from the net release of previously recorded reserves for various other tax contingencies, and the excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2023	2022
Postretirement/post-employment benefits	$15.5	$12.4
Deferred compensation	65.1	78.1
Pension costs	0.4	6.7
Interest	18.1	38.7
Accruals and reserves	37.0	34.8
Allowance for credit losses	11.3	12.5
Basis differences in fixed assets	72.6	6.3
Operating lease liabilities	322.7	343.5
Tax loss/tax credit carry forwards	260.4	267.0
Other	71.1	43.3
Deferred tax assets	874.2	843.3
Valuation allowance for deferred tax assets	(162.5)	(145.8)
Net deferred tax assets	$711.7	$697.5

Basis differences in fixed assets	$—	$—
Basis differences in intangible assets	(395.3)	(369.8)
Operating lease right-of-use assets	(252.8)	(269.8)
Prepaid expenses	(11.4)	(10.0)
Deferred revenue	(1.8)	(1.8)
Unremitted foreign earnings	(7.0)	(4.9)
Deferred tax liabilities	(668.3)	(656.3)

Total net deferred tax assets[1]	$43.4	$41.2

1As of December 31, 2023 and 2022, deferred tax assets of $265.0 and $271.7, respectively, and deferred tax liabilities of $221.6 and $230.5, respectively, were separately included in our Consolidated Balance Sheet under Deferred income taxes and Other non-current liabilities.
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
The change in the valuation allowance is listed below.

	Years ended December 31,
	2023	2022	2021
Balance at beginning of period	$145.8	$146.0	$197.1
Charged (reversed) to costs and expenses	13.8	8.9	(45.1)
Charged to gross tax assets and other accounts [1]	(2.1)	0.6	0.9
Foreign currency translation	5.0	(9.7)	(6.9)
Balance at end of period	$162.5	$145.8	$146.0

1Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2023, 2022, and 2021, amounts recorded and reversed to costs and expenses primarily related to increases and decreases in valuation allowances in Continental Europe and North America for existing deferred tax assets.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2023, there were $918.1 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $834.3 have unlimited carryforward periods and $83.8 have expiration periods from 2024 to 2043. As of December 31, 2023, the Company also had $22.9 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2024 and 2044.
As of December 31, 2023 and 2022, we had $1,633.6 and $1,496.9, respectively, of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. It is not practicable to determine the deferred tax on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution and foreign withholding taxes.
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2023	2022	2021
Balance at beginning of period	$283.5	$262.6	$217.6
Increases as a result of tax positions taken during a prior year	50.9	4.9	17.2
Decreases as a result of tax positions taken during a prior year	(68.2)	(10.1)	(10.4)
Settlements with taxing authorities	(5.8)	(0.7)	(8.7)
Lapse of statutes of limitation	(11.4)	(6.4)	(6.2)
Increases as a result of tax positions taken during the current year	42.0	33.2	53.1
Balance at end of period	$291.0	$283.5	$262.6

Included in the total amount of unrecognized tax benefits of $291.0 as of December 31, 2023, is $241.4 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2023 and 2022 is $38.5 and $36.0, respectively, of which expenses of $2.5 and $6.0 are included in our 2023 and 2022 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
We have various tax years under examination by tax authorities in the U.S., in various countries, and in various states and localities, such as New York City, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We believe our tax reserves are adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjust our reserves as additional information or events require.
On May 2, 2023, the Internal Revenue Service notified the Company that the U.S. Federal income tax audit of years 2017 and 2018 has been finalized and settled. As a result, we recognized an income tax benefit of $64.2 in the second quarter of 2023 substantially all of which has been included within 'Decreases as a result of tax positions taken during a prior year' within the above Unrecognized Tax Benefits table.
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $95.0 and $105.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. federal income tax audits through 2019. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2015 or non-U.S. income tax audits for years prior to 2011.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2021	$(723.2)	$22.9	$(193.9)	$(894.2)
Other comprehensive (loss) income before reclassifications	(130.2)	13.2	9.4	(107.6)
Amount reclassified from accumulated other comprehensive loss, net of tax	4.3	(1.1)	4.9	8.1
Balance as of December 31, 2022	$(849.1)	$35.0	$(179.6)	$(993.7)
Other comprehensive income (loss) before reclassifications	59.5	0.4	(15.8)	44.1
Amount reclassified from accumulated other comprehensive loss, net of tax	0.5	(1.9)	4.8	3.4
Balance as of December 31, 2023	$(789.1)	$33.5	$(190.6)	$(946.2)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2023	2022	2021
Foreign currency translation adjustments [1]	$0.5	$4.3	$(1.0)	Other income (expense), net
Net (gain) loss on derivative instruments	(2.6)	(1.4)	4.2	Other income (expense), net, Interest Expense
Amortization of defined benefit pension and postretirement plans items	6.5	6.3	10.0	Other income (expense), net
Tax effect	(1.0)	(1.1)	(3.1)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$3.4	$8.1	$10.1

1These foreign currency translation adjustments are primarily a result of the sales of businesses.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 11:  Restructuring Charges
Restructuring Charges

	Years ended December 31,
	2023[1]	2022[2]	2021[3]
Severance and termination costs	$0.4	$(0.1)	$0.4
Lease restructuring costs	(1.2)	85.4	6.3
Other restructuring costs	0.9	17.1	3.9
Total restructuring charges	$0.1	$102.4	$10.6

1The amounts for the year ended December 31, 2023 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020.
2The amounts for the year ended December 31, 2022 represent 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The 2022 Real Estate Actions did not include any severance and termination costs.
3The amounts for the year ended December 31, 2021 represent adjustments to the actions taken in 2020.
Lease and Other restructuring costs include impairments of operating lease right-of-use assets and associated leasehold improvements, furniture and asset retirement obligations. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
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
These Real Estate Actions, taken during the fourth quarter of 2022, reduced our occupied global real estate footprint by approximately 6.7% or 500,000 square feet. All restructuring actions were identified and initiated in 2022, with all actions completed by the end of the fourth quarter of 2022.
A summary of the restructuring activities related to the 2022 Real Estate Actions as of the year ended December 31, 2023 is as follows:

		2022 Real Estate Actions
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2023
Lease impairment costs	$0.0	$(0.9)	$(0.9)	$0.0	$0.0
Other restructuring costs	0.0	0.8	0.2	0.6	0.0
Total	$0.0	$(0.1)	$(0.7)	$0.6	$0.0

A summary of the restructuring activities related to the 2022 Real Estate Actions as of the year ended December 31, 2022 is as follows:

	2022 Real Estate Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Lease impairment costs	$84.4	$84.4	$0.0	$0.0
Other restructuring costs	14.2	13.5	0.7	0.0
Total	$98.6	$97.9	$0.7	$0.0

A summary of the restructuring activities related to the 2022 Real Estate Actions by segment is as follows:

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2023	2022
Restructuring charges:
MD&E	$(1.0)	$69.0
IA&C	(0.3)	21.0
SC&E	1.1	8.0
Corporate and other	0.1	0.6
Total	$(0.1)	$98.6

Non cash lease impairment costs:
MD&E	$(1.0)	$54.3
IA&C	(0.5)	22.3
SC&E	0.4	7.0
Corporate and other	0.2	0.8
Total	$(0.9)	$84.4

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
A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2023 is as follows:

	2020 Plan
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2023
Severance and termination costs	$2.3	$0.4	$0.0	$2.1	$0.6
Lease impairment costs	0.0	(0.3)	(0.3)	0.0	0.0
Other restructuring costs	0.0	0.1	0.1	0.0	0.0
Total	$2.3	$0.2	$(0.2)	$2.1	$0.6

A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2022 is as follows:

	2020 Plan
	Liability at December 31, 2021	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Severance and termination costs	$9.4	$(0.1)	$0.0	$7.0	$2.3
Lease impairment costs	0.0	1.0	1.0	0.0	0.0
Other restructuring costs	0.0	2.9	2.9	0.0	0.0
Total	$9.4	$3.8	$3.9	$7.0	$2.3

A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2021 is as follows:

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	2020 Plan
	Liability at December 31, 2020	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2021
Severance and termination costs	$74.6	$0.4	$0.3	$65.3	$9.4
Lease impairment costs	0.0	6.3	6.3	0.0	0.0
Other restructuring costs	0.0	3.9	3.2	0.7	0.0
Total	$74.6	$10.6	$9.8	$66.0	$9.4

A summary of the restructuring activities related to the 2020 Plan by segment is as follows:

	Years ended December 31,
	2023	2022	2021
Restructuring charges:
MD&E	$(0.3)	$0.1	$0.1
IA&C	0.5	7.7	2.6
SC&E	0.0	(4.2)	10.0
Corporate and other	0.0	0.2	(2.1)
Total	$0.2	$3.8	$10.6

Non cash lease impairment costs:
MD&E	$(0.3)	$0.0	$(0.9)
IA&C	0.0	7.0	(0.1)
SC&E	0.0	(5.9)	7.3
Corporate and other	0.0	(0.1)	0.0
Total	$(0.3)	$1.0	$6.3

Note 12:  Incentive Compensation Plans
2019 Performance Incentive Plan
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

	Years ended December 31,
	2023	2022	2021
Stock-settled awards	$27.8	$26.3	$36.7
Cash-settled awards	0.3	0.3	1.0
Performance-based awards	18.9	23.7	33.4
Stock Options	0.3	0.3	0.3
Employee stock purchase plan	2.9	3.1	2.1
Other [1]	2.7	2.0	11.3
Stock-based compensation expense	$52.9	$55.7	$84.8
Tax benefit	$12.5	$13.1	$18.0

1Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years after the grant date (or earlier in the case of certain terminations of employment). There were no stock options granted during the year ended December 31, 2023, no stock options granted during the year ended December 31, 2022 and 0.3 stock options granted during the year ended December 31, 2021.
The following table summarizes our stock option activity during 2023.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2023	0.3	$23.30
Granted	0.0	0.0
Exercised	0.0	$12.77
Stock options outstanding as of December 31, 2023	0.3	$23.33	7.0	$2.3
There were 0.0 stock options exercised in 2023 and there were 0.0 and 0.6 stock options exercised during 2022 and 2021, respectively. The total intrinsic value of stock options exercised during 2023, 2022 and 2021 was $0.0, $0.0 and $8.8, respectively. The cash received from the stock options exercised in 2023, 2022 and 2021 was $0.0, $0.0 and $12.2, which included taxes withheld of $0.0, $0.0, and $4.2, respectively.
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
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2023 and 2022.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2023	2022	2021
Stock-Settled Awards:
Awards granted	1.4	1.3	0.9
Weighted-average grant-date fair value (per award)	$35.54	$36.36	$26.96
Total fair value of vested awards distributed	$60.8	$59.7	$50.8
Cash-Settled Awards:
Awards granted	0.0	0.0	0.0
Weighted-average grant-date fair value (per award)	$35.71	$36.53	$0.0
Total fair value of vested awards distributed	$0.8	$0.8	$0.7
Performance-Based Awards:
Awards granted	2.1	1.6	0.5
Weighted-average grant-date fair value (per award)	$26.31	$29.95	$21.98
Total fair value of vested awards distributed	$84.8	$54.5	$39.3
In conjunction with common stock dividends declared in 2023 and 2022, we accrued dividends of $3.0 and $3.7, respectively, on non-vested stock-settled and cash-settled awards and paid dividends of $5.3 and $4.9 for stock-settled and cash-settled awards that vested during 2023 and 2022, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2023 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2023	3.5	$27.52	0.0	$27.96	2.9	$24.31
Reinstated	0.1	29.25	0.0	0.0	0.0	33.26
Granted	1.4	35.54	0.0	35.71	2.1	26.31
Vested	(1.7)	21.92	0.0	21.02	(2.4)	18.03
Forfeited	(0.4)	31.04	0.0	34.96	(0.3)	27.82
Non-vested as of December 31, 2023	2.9	$34.20	0.0	$36.05	2.3	$32.09
Total unrecognized compensation expense remaining	$47.9		$0.7		$34.1
Weighted-average years expected to be recognized over	1.4		1.7		1.8
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2023, which resulted in a forfeiture rate slightly less than prior years.

2020 Restricted Cash Plan
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

Cash Awards
During the years ended December 31, 2023, 2022 and 2021, the Compensation Committee granted cash awards under the Cash Plans with a total target value of $20.4, $19.9 and $85.8, respectively. For those same years, we recognized $31.5, $42.0 and $47.8, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2023, 2022 and 2021, the Compensation Committee granted performance awards to be settled in cash under the 2019 PIP with a total target value of $46.2, $46.0, and $40.4, respectively. For those same years, we recognized $38.0, $44.7 and $52.1, respectively, in salaries and related expenses in our Consolidated Statements of Operations.

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
Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of approximately 10.0 shares are reserved for issuance under the ESPP, of which 3.1 shares have been issued since the inception of the ESPP through December 31, 2023. During the year ended December 31, 2023, 0.6 shares with a value of $18.7 were issued under the ESPP.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2023 as compared to the prior year.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,521.5	$—	$—	$1,521.5	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$—	$—	$3.1	$3.1	Accrued liabilities and Other non-current liabilities

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,688.1	—	—	$1,688.1	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	—	—	21.6	$21.6	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $18.5 from December 31, 2022 to December 31, 2023 is primarily due to payments related to our deferred acquisitions from prior-year acquisitions and valuation adjustments, partially offset by the addition of a new contingent acquisition obligation and the exercises of redeemable non-controlling interest. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$—	$2,974.5	$0.8	$2,975.3	$—	$2,551.5	$0.8	$2,552.3
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of December 31, 2023 ranged from 3.0% to 6.0%.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 14:  Employee Benefits
Pension and Postretirement Benefit
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 2,700 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,400 participants, is closed to new participants and is unfunded.
Differences between the aggregate income statement and balance sheet amounts listed in the tables below and the totals reported in our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets relate to non-material foreign pension and postretirement benefit plans.
In December 2023, the U. K .Pension Plan entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plans future projected benefit obligations to covered participants. Prior to the transaction, the Company contributed an incremental $46.0 to the U.K. Pension Plan. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in the next 12-18 months. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0.
Pension and Postretirement Benefit Obligation
The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

	2023	2022	2023	2022	2023	2022
Benefit Obligation
Projected benefit obligation as of January 1	$75.0	$104.1	$334.2	$546.0	$17.9	$24.2
Service cost	0.0	0.0	2.2	4.6	0.0	0.0
Interest cost	4.0	2.8	15.6	8.9	0.9	0.6
Benefits paid	(8.2)	(9.0)	(18.9)	(20.9)	(5.1)	(4.8)
Plan participant contributions	0.0	0.0	0.0	0.0	1.8	1.9
Actuarial (gains) losses	1.0	(23.0)	6.8	(153.3)	0.6	(4.0)
Settlements	0.0	0.0	(2.5)	0.0	0.0	0.0
Plan amendments	0.0	0.1	0.0	0.0	0.0	0.0
Foreign currency effect	0.0	0.0	17.4	(51.1)	0.0	0.0

Projected benefit obligation as of December 31	$71.8	$75.0	$354.8	$334.2	$16.1	$17.9

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$70.5	$98.1	$297.1	$484.8	$0.0	$0.0
Actual return on plan assets	6.7	(18.6)	5.3	(134.8)	0.0	0.0
Employer contributions	0.0	0.0	61.4	16.4	3.3	2.9
Plan participant contributions	0.0	0.0	0.0	0.0	1.8	1.9
Benefits paid	(8.2)	(9.0)	(18.9)	(20.9)	(5.1)	(4.8)
Settlements	0.0	0.0	(2.5)	0.0	0.0	0.0
Foreign currency effect	0.0	0.0	17.3	(48.4)	0.0	0.0

Fair value of plan assets as of December 31	$69.0	$70.5	$359.7	$297.1	$0.0	$0.0

Funded status of the plans at December 31	$(2.8)	$(4.5)	$4.9	$(37.1)	$(16.1)	$(17.9)

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2023	2022	2023	2022	2023	2022
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$59.8	$17.8	$0.0	$0.0
Current liability	0.0	0.0	(7.0)	(5.1)	(1.9)	(2.0)
Non-current liability	(2.8)	(4.5)	(47.9)	(49.8)	(14.2)	(15.9)

Net liability recognized	$(2.8)	$(4.5)	$4.9	$(37.1)	$(16.1)	$(17.9)

Accumulated benefit obligation	$71.8	$75.0	$351.2	$328.2

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$41.1	$44.4	$157.7	$134.6	$1.7	$1.1
Prior service cost (credit)	0.0	0.1	0.4	0.6	0.0	0.0

Total amount recognized	$41.1	$44.5	$158.1	$135.2	$1.7	$1.1

Actuarial losses of $1.0 for the Domestic Pension Plan are attributed to a decrease in the discount rate from 5.65% as of December 31, 2022 to 5.40% as of December 31, 2023 and changes in demographic experience. Actuarial losses of $6.8 for the foreign pension plans are attributed to a decrease in the weighted-average discount rate from 4.62% as of December 31, 2022 to 4.32% as of December 31, 2023 and changes in demographic experience.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2023	2022	2023	2022
Pension plans with an accumulated benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$71.8	$75.0	$55.8	$67.4
Aggregate accumulated benefit obligation	71.8	75.0	53.7	62.4
Aggregate fair value of plan assets	69.0	70.5	1.0	12.5

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2023	2022	2023	2022
Pension plans with a projected benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$71.8	$75.0	$66.0	$67.4
Aggregate accumulated benefit obligation	71.8	75.0	63.5	62.4
Aggregate fair value of plan assets	69.0	70.5	11.1	12.5

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$0.0	$0.0	$0.0	$2.2	$4.6	$4.5	$0.0	$0.0	$0.0
Interest cost	4.0	2.8	2.9	15.6	8.9	8.0	0.9	0.6	0.7
Expected return on plan assets	(4.0)	(4.7)	(5.6)	(17.0)	(19.8)	(20.8)	0.0	0.0	0.0
Curtailment and settlement	0.0	0.0	1.5	(0.3)	0.0	(0.9)	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.1	0.0	0.0	0.1	0.1	0.1	0.0	0.0	0.0
Net actuarial losses	1.6	1.4	1.7	5.0	4.4	6.7	0.0	0.4	0.9
Net periodic cost	$1.7	$(0.5)	$0.5	$5.6	$(1.8)	$(2.4)	$0.9	$1.0	$1.6
Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021

Net periodic cost
Discount rate	5.65%	2.95%	2.60%	4.62%	1.86%	1.35%	5.65%	2.90%	2.50%
Rate of compensation increase	N/A	N/A	N/A	2.80%	2.65%	2.47%	N/A	N/A	N/A
Expected return on plan assets	6.00%	5.00%	5.75%	5.62%	4.47%	4.47%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.50%	1.50%	1.50%	N/A	N/A	N/A

Benefit obligation
Discount rate	5.40%	5.65%	2.95%	4.32%	4.62%	1.86%	5.40%	5.65%	2.90%
Rate of compensation increase	N/A	N/A	N/A	3.35%	2.80%	2.65%	N/A	N/A	N/A
Interest crediting rates	5.10%	5.10%	5.10%	1.50%	1.50%	1.50%	N/A	N/A	N/A

Healthcare cost trend rate assumed for next year
Initial rate (weighted-average)							6.50%	6.75%	6.50%
Year ultimate rate is reached							2030	2030	2028
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2023, 2022 and 2021, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 13 for a description of the fair value hierarchy.

	December 31, 2023				December 31, 2022
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$6.7	$0.0	$0.0	$6.7	$10.6	$0.0	$0.0	$10.6
Limited partnerships	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Fixed income securities	9.2	0.0	0.0	9.2	12.5	0.0	0.0	12.5
Insurance contracts	0.0	1.4	334.4	335.8	0.0	1.6	0.0	1.6
Other	10.7	0.0	0.0	10.7	11.9	0.0	0.0	11.9
Total plan assets, subject to leveling	$26.6	$1.4	$334.4	$362.4	$35.0	$1.6	$—	$36.6
Other Plan Assets
Other investments measured at net asset value [1]				106.5				331.0
Non-benefit obligation liabilities				(40.2)				0.0
Total plan assets				$428.7				$367.6

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

	Years ended December 31,
Plan assets subject to fair value hierarchy, Level 3	2023	2022
Balance at beginning of period	$0.0	$24.0
Actual return on plan assets	19.9	(1.7)
Net purchases, sales and settlements	314.5	(22.3)
Balance at end of period	$334.4	$0.0

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2023, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2024 Target Allocation	2023	2022
Alternative investments [1]	—%	—%	18%
Equity securities	6%	5%	14%
Fixed income securities	15%	16%	26%
Insurance contracts	78%	78%	—%
Liability driven investments [2]	—%	—%	28%
Real estate & Other	1%	1%	14%
Total	100%	100%	100%

1Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.
2Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2023, we contributed $0.0 and $61.4 of cash to our domestic and foreign pension plans, respectively. For 2024, we expect to contribute approximately $0.0 and $10.0 of cash to our domestic and foreign pension plans, respectively.
The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2024	$8.0	$22.6	$1.6
2025	7.2	22.0	1.5
2026	6.9	21.6	1.4
2027	6.9	21.1	1.7
2028	6.4	21.6	1.6
2029 - 2033	27.4	108.4	6.3
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.2 in any individual year.
Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2023, 2022 and 2021 were $62.8, $77.5 and $65.1, respectively. Expenses include a discretionary Company contribution of $0.0, $9.3 and $8.0 offset by participant forfeitures of $5.8, $6.3 and $8.5 in 2023, 2022 and 2021, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $62.5, $58.2 and $59.7 to these plans in 2023, 2022 and 2021, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation and benefit arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. These arrangements may provide participants with the amounts deferred plus interest upon attaining certain conditions, such as

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

completing a certain number of years of service, attaining a certain age or upon retirement or termination. As of December 31, 2023 and 2022, the deferred compensation and deferred benefit liability balance was $126.5 and $141.1, respectively. Amounts expensed for deferred compensation and benefit arrangements in 2023, 2022 and 2021 were $10.7, $2.1 and $8.8, respectively.
We have purchased life insurance policies on participants' lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2023 and 2022, the cash surrender value of these policies was $164.7 and $161.2, respectively.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2023 and 2022. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $5.3 and $5.4 as of December 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 15:  Segment Information
As of December 31, 2023, we have three reportable segments: MD&E, IA&C and SC&E. We also report results for the "Corporate and other" group.
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
The SC&E segment provides best-in-class global public relations and other specialized communications services, events, sports and entertainment marketing, and strategic consulting. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies and IPG DXTRA Health.
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
Certain prior period amounts, wherever applicable, have been recast to reflect the transfer of certain agencies between our reportable segments.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following tables.

	Years ended December 31,
	2023	2022	2021
Total Revenue:
MD&E	$4,394.8	$4,381.6	$4,196.6
IA&C	4,002.2	4,140.6	4,041.8
SC&E	2,492.3	2,405.6	2,002.3
Total	$10,889.3	$10,927.8	$10,240.7

Revenue before billable expenses:
MD&E	$4,326.5	$4,296.9	$4,117.7
IA&C	3,633.2	3,766.3	3,679.7
SC&E	1,440.9	1,386.2	1,310.5
Total	$9,400.6	$9,449.4	$9,107.9

Restructuring:
MD&E	(1.3)	69.1	0.1
IA&C	0.2	28.7	2.6
SC&E	1.1	3.8	10.0
Corporate and other	0.1	0.8	(2.1)
Total	$0.1	$102.4	$10.6

Segment EBITA[1]:
MD&E	$832.4	$744.5	$865.3
IA&C	541.3	581.4	597.9
SC&E	265.2	234.5	188.6
Corporate and other	(72.3)	(94.5)	(129.4)
Total	$1,566.6	$1,465.9	$1,522.4

Amortization of acquired intangibles:
MD&E	$77.3	$72.8	$71.9
IA&C	4.3	7.2	10.4
SC&E	2.4	4.7	3.9
Corporate and other	0.0	0.0	0.0
Total	$84.0	$84.7	$86.2

Depreciation and amortization[2]:
MD&E	$105.8	$107.4	$108.0
IA&C	53.6	58.4	62.7
SC&E	15.9	16.9	17.7
Corporate and other	5.0	6.6	9.2
Total	$180.3	$189.3	$197.6

Capital expenditures:
MD&E	$100.1	$97.4	$99.7
IA&C	40.8	43.8	57.5
SC&E	6.4	7.3	8.1
Corporate and other	32.0	29.6	30.0
Total	$179.3	$178.1	$195.3

1 Segment EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to non-controlling interests and amortization of acquired intangibles.
2 Excludes amortization of acquired intangibles.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	December 31,
	2023	2022
Total assets:
MD&E	$10,715.4	$9,984.3
IA&C	4,812.5	5,083.5
SC&E	1,800.6	1,629.9
Corporate and other	1,938.8	2,114.0
Total	$19,267.3	$18,811.7

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Years ended December 31,
	2023	2022	2021
MD&E EBITA	$832.4	$744.5	$865.3
IA&C EBITA	541.3	581.4	597.9
SC&E EBITA	265.2	234.5	188.6
Corporate and other EBITA	(72.3)	(94.5)	(129.4)
Less: consolidated amortization of acquired intangibles	84.0	84.7	86.2
Operating income	1,482.6	1,381.2	1,436.2
Total (expenses) and other income	(74.6)	(112.3)	(214.1)
Income before income taxes	$1,408.0	$1,268.9	$1,222.1
Long-lived assets, including operating lease right-of-use assets and excluding intangible assets, are presented by major geographic area in the following table.

	Long-Lived Assets
	December 31,
	2023	2022
Domestic	$1,546.0	$1,676.7
International:
United Kingdom	290.1	254.8
Continental Europe	84.7	87.6
Asia Pacific	163.2	176.5
Latin America	59.0	61.6
Other	84.3	88.9
Total International	681.3	669.4
Total Consolidated	$2,227.3	$2,346.1
Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 16:  Commitments and Contingencies
Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of December 31, 2023 and December 31, 2022, the amount of parent company guarantees on lease obligations was $678.1 and $797.3, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $255.7 and $276.4, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $85.5 and $101.3, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both December 31, 2023 and December 31, 2022, there were no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2023.

	2024	2025	2026	2027	2028	Thereafter	Total
Deferred acquisition payments	$2.9	$0.1	$0.1	$0.0	$0.0	$0.0	$3.1
Redeemable non-controlling interests and call options with affiliates [1]	9.7	17.4	19.9	28.7	0.0	0.0	75.7
Total contingent acquisition payments	$12.6	$17.5	$20.0	$28.7	$0.0	$0.0	$78.8

1We have entered into certain acquisitions that contain both redeemable non-controlling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable non-controlling interests that are exercisable at the discretion of the non-controlling equity owners as of December 31, 2023. These estimated payments of $1.4 are included within the total payments expected to be made in 2024, and will continue to be carried forward into 2025 or beyond until exercised or expired. Redeemable non-controlling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.
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
Income Taxes
In December 2023, the Financial Accounting Standards Board issued amended guidance to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity's effective tax rate reconciliation, as well as information on taxes paid. This amended guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact on our Consolidated Financial Statements.
Segment Reporting
In November 2023, the Financial Accounting Standards Board issued amended guidance on segment reporting to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. This amended guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We are currently evaluating the impact on our Consolidated Financial Statements.
Derivatives and Hedging
In March 2022, the Financial Accounting Standards Board issued amended guidance on hedge accounting which allows nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method, allowing for more consistent accounting over prepayable and nonprepayable hedges. The new guidance also allows multiple hedged layers to be designated for a single closed portfolio, further aligning hedge accounting with risk management strategies. We adopted the standard January 1, 2023, which did not have a significant impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 18:  Subsequent Events
We announced on February 8, 2024 that our Board had declared a common stock cash dividend of $0.330 per share, payable on March 15, 2024 to holders of record as of the close of business on March 1, 2024.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2023, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2023. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2023, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors," "Corporate Governance Principles and Practices," "Meetings and Committees of the Board," and "Delinquent Section 16(a) Reports" sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”
New York Stock Exchange Certification
In 2023, our Chief Executive Officer provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the “Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Arrangements," Nonqualified Deferred Compensation Arrangements," "Employment Agreements, Termination of Employment and Change of Control Arrangements," "Severance and Change of Control Benefits," "Keys to Termination of Employment and Change of Control Payments," "Estimated Termination of Employment and Change of Control Payments," "CEO Pay Ratio," "Pay versus Performance," "Compensation Discussion and Analysis," "Compensation and Leadership Talent Committee Report," and "Non-Management Director Compensation," sections of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Outstanding Shares and Ownership of Common Stock” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2023, which is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	5,476,240	$23.33	29,693,231
1Included a total of 250,000 outstanding stock options granted under the 2009 Performance Incentive Plan (the “2009 Plan"). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.
2Included a total of 2,346,671 shares of Common Stock representing the target number of shares issuable under the 2019 Performance Incentive Plan following the completion of the 2021-2023 performance period, the 2022-2024 performance period and the 2023-2025 performance period, respectively.
3Included a total of 2,822,958 shares of Common Stock issuable pursuant to restricted share unit awards granted under the 2019 Plan, which are settled in shares of Common Stock.
4Included a total of 56,611 shares of Common Stock issuable pursuant to restricted share awards granted under the 2019 Plan.
5Included (i) 22,833,562 shares of Common Stock available for issuance under the shares of Common Stock available for issuance under the 2019 Performance Incentive Plan and (ii) 6,859,669 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016).

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
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

10(iii)(A)(28)	2019 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(63) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(29)	2019 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(64) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(30)	2019 PIP Restricted Stock Unit Award Agreement.* (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(31)
2019 PIP Restricted Stock Unit Award Agreement (version2) is incorporated by reference to Exhibit 10(iii)(A)(65) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(32)	2019 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(33)	2019 PIP Performance Share Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(53) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(34)
2019 PIP Performance Share Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(67) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(35)	2019 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(36)	2019 PIP Performance Cash Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(56) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(37)
2019 PIP Performance Cash Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(38)	2019 PIP Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(39)	The Interpublic Restricted Cash Plan, Restatement effective as of November 12, 2020 is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(40)	Restricted Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(41)	The Interpublic Senior Executive Incentive Plan is incorporated by reference to Exhibit 10(iii)(a)(7) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(42)	Amended and Restated Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.*

10(iii)(A)(43)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(44)	The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

10(iii)(A)(45)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(46)	Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(47)	Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(48)	The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(49)	Description of Changes to the Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(a)(71) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

97	The Interpublic Group of Companies, Inc. Dodd-Frank Clawback Policy

101	Interactive Data File, for the period ended December 31, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Philippe Krakowsky	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
Philippe Krakowsky

/s/ Ellen Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Ellen Johnson

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Christopher F. Carroll

/s/ Jorge Benitez	Director	February 20, 2024
Jorge Benitez

/s/ Jocelyn Carter-Miller	Director	February 20, 2024
Jocelyn Carter-Miller

/s/ Mary J. Steele Guilfoile	Director	February 20, 2024
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 20, 2024
Dawn Hudson

/s/ Jonathan F. Miller	Director	February 20, 2024
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 20, 2024
Patrick Q. Moore

/s/ Linda S. Sanford	Director	February 20, 2024
Linda Sanford

/s/ David M. Thomas	Director	February 20, 2024
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 20, 2024
E. Lee Wyatt Jr.