Form 10-Q
period 2024-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2024-07-24
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares of the registrant’s common stock outstanding as of July 18, 2024 was 375,590,566.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUE:
Revenue before billable expenses	$2,327.1	$2,328.5	$4,510.0	$4,505.4
Billable expenses	382.9	338.0	695.9	682.1
Total revenue	2,710.0	2,666.5	5,205.9	5,187.5

OPERATING EXPENSES:
Salaries and related expenses	1,557.6	1,598.6	3,130.4	3,175.9
Office and other direct expenses	358.4	340.5	680.5	670.8
Billable expenses	382.9	338.0	695.9	682.1
Cost of services	2,298.9	2,277.1	4,506.8	4,528.8
Selling, general and administrative expenses	27.6	13.9	65.6	26.8
Depreciation and amortization	65.0	66.5	130.2	133.0
Restructuring charges	0.3	(1.7)	0.9	(0.1)
Total operating expenses	2,391.8	2,355.8	4,703.5	4,688.5

OPERATING INCOME	318.2	310.7	502.4	499.0

EXPENSES AND OTHER INCOME:
Interest expense	(57.9)	(55.8)	(120.7)	(105.5)
Interest income	36.6	28.1	85.3	62.2
Other expense, net	(1.2)	(4.4)	(10.7)	(11.1)
Total (expenses) and other income	(22.5)	(32.1)	(46.1)	(54.4)

INCOME BEFORE INCOME TAXES	295.7	278.6	456.3	444.6
Provision for income taxes	75.6	10.6	122.9	44.4
INCOME OF CONSOLIDATED COMPANIES	220.1	268.0	333.4	400.2
Equity in net (loss) income of unconsolidated affiliates	(0.5)	0.7	(0.2)	0.6
NET INCOME	219.6	268.7	333.2	400.8
Net income attributable to non-controlling interests	(5.1)	(3.2)	(8.3)	(9.3)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$214.5	$265.5	$324.9	$391.5

Earnings per share available to IPG common stockholders:
Basic	$0.57	$0.69	$0.86	$1.01
Diluted	$0.57	$0.68	$0.86	$1.01

Weighted-average number of common shares outstanding:
Basic	376.3	385.7	377.4	385.8
Diluted	378.7	387.7	379.7	387.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
NET INCOME	$219.6	$268.7	$333.2	$400.8

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	(29.0)	9.2	(81.3)	31.5
Reclassification adjustments recognized in net income	—	0.5	—	0.5
	(29.0)	9.7	(81.3)	32.0

Derivative instruments:
Changes in fair value of derivative instruments	—	3.4	—	0.6
Recognition of previously unrealized net gain in net income	(0.9)	(0.2)	(1.8)	(0.6)
Income tax effect	0.2	(0.8)	0.4	0.0
	(0.7)	2.4	(1.4)	0.0
Defined benefit pension and other postretirement plans:
Net actuarial (loss) gain for the period	(0.5)	0.8	0.3	2.7
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.8	1.7	3.7	3.4
Settlement losses included in net income	(0.1)	0.0	(0.1)	0.0
Other	0.2	0.0	0.3	0.4
Income tax effect	(0.3)	(0.6)	(0.8)	(1.0)
	1.1	1.9	3.4	5.5
Other comprehensive (loss) income, net of tax	(28.6)	14.0	(79.3)	37.5
TOTAL COMPREHENSIVE INCOME	191.0	282.7	253.9	438.3
Less: comprehensive income attributable to non-controlling interests	4.8	3.3	6.8	9.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$186.2	$279.4	$247.1	$429.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$1,545.5	$2,386.1
Accounts receivable, net of allowance of $43.8 and $46.4, respectively	4,505.9	5,768.8
Accounts receivable, billable to clients	2,163.9	2,229.2
Prepaid expenses	527.3	415.8
Assets held for sale	8.3	21.9
Other current assets	74.7	128.6
Total current assets	8,825.6	10,950.4
Property and equipment, net of accumulated depreciation and amortization of $1,278.9 and $1,224.9, respectively	608.5	636.7
Deferred income taxes	253.4	265.0
Goodwill	5,059.1	5,080.9
Other intangible assets	701.5	743.6
Operating lease right-of-use assets	1,104.6	1,162.6
Other non-current assets	459.1	428.1
TOTAL ASSETS	$17,011.8	$19,267.3

LIABILITIES:
Accounts payable	$6,909.3	$8,355.0
Accrued liabilities	488.1	705.8
Contract liabilities	609.4	684.7
Short-term borrowings	20.5	34.2
Current portion of long-term debt	0.1	250.1
Current portion of operating leases	246.6	252.6
Liabilities held for sale	13.3	48.5
Total current liabilities	8,287.3	10,330.9
Long-term debt	2,918.8	2,917.5
Non-current operating leases	1,145.6	1,216.8
Deferred compensation	194.2	223.6
Other non-current liabilities	528.1	532.4
TOTAL LIABILITIES	13,074.0	15,221.2

Redeemable non-controlling interests (see Note 5)	42.8	42.3

STOCKHOLDERS’ EQUITY:
Common stock	38.3	38.3
Additional paid-in capital	759.8	728.5
Retained earnings	4,325.1	4,254.5
Accumulated other comprehensive loss, net of tax	(1,024.0)	(946.2)
	4,099.2	4,075.1
Less: Treasury stock	263.6	132.5
Total IPG stockholders’ equity	3,835.6	3,942.6
Non-controlling interests	59.4	61.2
TOTAL STOCKHOLDERS’ EQUITY	3,895.0	4,003.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,011.8	$19,267.3
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$333.2	$400.8
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax	(43.9)	(29.0)
Net amortization of bond discounts and deferred financing costs	0.8	1.4
Net losses on sales of businesses	4.7	6.8
Provision for uncollectible receivables	4.8	3.2
Amortization of restricted stock and other non-cash compensation	34.5	23.9
Depreciation and amortization	130.2	133.0
Other	18.6	13.4
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,149.4	1,187.7
Accounts receivable, billable to clients	17.9	(164.5)
Prepaid expenses	(110.8)	(94.3)
Other current assets	54.0	22.0
Accounts payable	(1,309.5)	(1,717.2)
Accrued liabilities	(203.4)	(214.8)
Contract liabilities	(66.3)	4.7
Other non-current assets and liabilities	(50.9)	(159.9)
Net cash used in operating activities	(36.7)	(582.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69.9)	(79.3)
Net proceeds from sale of businesses, net of cash sold	(27.2)	1.4
Purchase of short-term marketable securities	(0.2)	(97.6)
Acquisitions, net of cash acquired	—	(6.3)
Net proceeds from investments	2.3	21.7
Other investing activities	4.6	4.4
Net cash used in investing activities	(90.4)	(155.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(250.5)	(242.6)
Repayment of long-term debt	(250.1)	(0.1)
Repurchases of common stock	(130.1)	(128.0)
Net decrease in short-term borrowings	(21.6)	(11.0)
Tax payments for employee shares withheld	(13.8)	(58.0)
Distributions to non-controlling interests	(8.6)	(8.5)
Acquisition-related payments	(2.1)	(10.1)
Proceeds from long-term debt	0.1	296.3
Other financing activities	(1.6)	(2.5)
Net cash used in financing activities	(678.3)	(164.5)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(32.7)	(13.7)
Net decrease in cash, cash equivalents and restricted cash	(838.1)	(916.7)
Cash, cash equivalents and restricted cash at beginning of period	2,395.1	2,553.1
Cash, cash equivalents and restricted cash at end of period	$1,557.0	$1,636.4
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	383.5	$38.3	$737.8	$4,239.1	$(995.7)	$(195.4)	$3,824.1	$59.0	$3,883.1
Net income				214.5			214.5	5.1	219.6
Other comprehensive loss					(28.3)		(28.3)	(0.3)	(28.6)
Reclassifications related to redeemable non-controlling interests			(2.7)				(2.7)	(0.7)	(3.4)
Distributions to non-controlling interests								(4.3)	(4.3)
Change in redemption value of redeemable non-controlling interests				(3.6)			(3.6)		(3.6)
Repurchase of common stock						(68.2)	(68.2)		(68.2)
Common stock dividends ($0.33 per share)				(124.9)			(124.9)		(124.9)
Stock-based compensation	0.2	0.0	25.0				25.0		25.0
Shares withheld for taxes	0.0	0.0	(0.2)				(0.2)		(0.2)
Other			(0.1)				(0.1)	0.6	0.5
Balance at June 30, 2024	383.7	$38.3	$759.8	$4,325.1	$(1,024.0)	$(263.6)	$3,835.6	$59.4	$3,895.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8
Net income				324.9			324.9	8.3	333.2
Other comprehensive loss					(77.8)		(77.8)	(1.5)	(79.3)
Reclassifications related to redeemable non-controlling interests			(2.7)				(2.7)	(0.4)	(3.1)
Distributions to non-controlling interests								(8.6)	(8.6)
Change in redemption value of redeemable non-controlling interests				(3.6)			(3.6)		(3.6)
Repurchase of common stock						(131.1)	(131.1)		(131.1)
Common stock dividends ($0.66 per share)				(250.7)			(250.7)		(250.7)
Stock-based compensation	1.1	0.0	47.8				47.8		47.8
Shares withheld for taxes	(0.4)	0.0	(13.5)				(13.5)		(13.5)
Other			(0.3)				(0.3)	0.4	0.1
Balance at June 30, 2024	383.7	$38.3	$759.8	$4,325.1	$(1,024.0)	$(263.6)	$3,835.6	$59.4	$3,895.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	391.8	$39.1	$1,016.7	$3,638.1	$(969.9)	$(198.0)	$3,526.0	$60.7	$3,586.7
Net income				265.5			265.5	3.2	268.7
Other comprehensive income					13.9		13.9	0.1	14.0
Reclassifications related to redeemable non-controlling interests								0.4	0.4
Distributions to non-controlling interests								(5.4)	(5.4)
Repurchase of common stock						(50.2)	(50.2)		(50.2)
Common stock dividends ($0.31 per share)				(120.8)			(120.8)		(120.8)
Stock-based compensation	0.2	0.0	18.6				18.6		18.6
Shares withheld for taxes	0.0	0.1	(0.1)				0.0		0.0
Other								0.5	0.5
Balance at June 30, 2023	392.0	$39.2	$1,035.2	$3,782.8	$(956.0)	$(248.2)	$3,653.0	$59.5	$3,712.5

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(993.7)	$(120.2)	$3,614.6	$58.1	$3,672.7
Net income				391.5			391.5	9.3	400.8
Other comprehensive income (loss)					37.7		37.7	(0.2)	37.5
Reclassifications related to redeemable non-controlling interests								0.1	0.1
Distributions to non-controlling interests								(8.5)	(8.5)
Repurchases of common stock						(128.0)	(128.0)		(128.0)
Common stock dividends ($0.62 per share)				(240.8)			(240.8)		(240.8)
Stock-based compensation	4.0	0.4	36.4				36.8		36.8
Shares withheld for taxes	(1.6)	(0.1)	(58.7)				(58.8)		(58.8)
Other								0.7	0.7
Balance at June 30, 2023	392.0	$39.2	$1,035.2	$3,782.8	$(956.0)	$(248.2)	$3,653.0	$59.5	$3,712.5

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have three reportable segments as of June 30, 2024: MD&E, IA&C and SC&E, as further discussed in Note 10. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended June 30,		Six months ended June 30,
Total revenue:	2024	2023	2024	2023
United States	$1,755.8	$1,737.2	$3,417.8	$3,420.4
International:
United Kingdom	237.5	216.3	448.4	412.1
Continental Europe	229.5	214.8	433.4	408.4
Asia Pacific	202.6	211.7	375.7	403.6
Latin America	110.2	110.4	202.8	201.1
Other	174.4	176.1	327.8	341.9
Total International	954.2	929.3	1,788.1	1,767.1
Total Consolidated	$2,710.0	$2,666.5	$5,205.9	$5,187.5

	Three months ended June 30,		Six months ended June 30,
Revenue before billable expenses:	2024	2023	2024	2023
United States	$1,525.5	$1,531.8	$3,001.8	$3,002.4
International:
United Kingdom	193.7	184.9	371.7	355.1
Continental Europe	199.2	192.5	378.7	356.2
Asia Pacific	167.3	177.3	310.1	336.5
Latin America	102.2	102.4	189.3	187.1
Other	139.2	139.6	258.4	268.1
Total International	801.6	796.7	1,508.2	1,503.0
Total Consolidated	$2,327.1	$2,328.5	$4,510.0	$4,505.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended June 30,		Six months ended June 30,
Total revenue:	2024	2023	2024	2023
United States	$680.6	$676.1	$1,318.3	$1,325.8
International	394.8	399.7	730.4	736.9
Total MD&E	$1,075.4	$1,075.8	$2,048.7	$2,062.7

Revenue before billable expenses:
United States	$677.8	$672.4	$1,311.3	$1,309.7
International	385.7	388.5	713.5	717.1
Total MD&E	$1,063.5	$1,060.9	$2,024.8	$2,026.8

IA&C	Three months ended June 30,		Six months ended June 30,
Total revenue:	2024	2023	2024	2023
United States	$626.9	$643.2	$1,251.5	$1,265.5
International	372.5	361.8	711.7	698.5
Total IA&C	$999.4	$1,005.0	$1,963.2	$1,964.0

Revenue before billable expenses:
United States	$599.3	$607.4	$1,200.0	$1,199.7
International	310.8	300.9	591.5	579.1
Total IA&C	$910.1	$908.3	$1,791.5	$1,778.8

SC&E	Three months ended June 30,		Six months ended June 30,
Total revenue:	2024	2023	2024	2023
United States	$448.3	$417.9	$848.0	$829.1
International	186.9	167.8	346.0	331.7
Total SC&E	$635.2	$585.7	$1,194.0	$1,160.8

Revenue before billable expenses:
United States	$248.4	$252.0	$490.5	$493.0
International	105.1	107.3	203.2	206.8
Total SC&E	$353.5	$359.3	$693.7	$699.8
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2024	December 31, 2023
Accounts receivable, net of allowance of $43.8 and $46.4, respectively	$4,505.9	$5,768.8
Accounts receivable, billable to clients	2,163.9	2,229.2
Contract assets	45.4	68.6
Contract liabilities (deferred revenue)	609.4	684.7
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $651.7 of unsatisfied performance obligations as of June 30, 2024, which will be recognized as services are performed over the remaining contractual terms through 2029.

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2024	December 31, 2023
4.200% Senior Notes due 2024	4.240%	$—	$249.9
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $0.8 and $1.9, respectively)	4.780%	497.3	497.0
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.4 and $3.5, respectively)	4.920%	644.1	643.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.6 and $3.1, respectively)	2.512%	496.3	496.0
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.4 and $2.9, respectively)	5.650%	293.7	293.4
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.0 and $4.8, respectively)	3.448%	494.2	494.1
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.6 and $4.5, respectively)	5.480%	492.9	492.8
Other notes payable and finance leases		0.4	0.8
Total long-term debt		2,918.9	3,167.6
Less: current portion		0.1	250.1
Long-term debt, excluding current portion		$2,918.8	$2,917.5
As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company's long-term debt was $2,665.0 and $2,975.3, respectively. Refer to Note 11 for details.
Debt Transactions
4.200% Senior Notes due 2024
Our 4.200% unsecured senior notes in aggregate principal amount of $250.0 matured on April 15, 2024. We used cash on hand to fund the principal repayment.
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029, and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2024, there were no borrowings under the Credit Agreement; however, we had $9.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.5. We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2024.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate, the EURIBOR rate, the SONIA rate or the Term SOFR rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of June 30, 2024, the applicable margin was 0.125% for Base Rate borrowings, 1.125% for EURIBOR and SONIA borrowings, and 1.225% for Term SOFR borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for EURIBOR advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee on each lender’s revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2024, the Company had uncommitted lines of credit in an aggregate amount of $794.9, under which we had outstanding borrowings of $20.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2024 was $35.2 with a weighted-average interest rate of approximately 8.6%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the second quarter of 2024, there was no commercial paper activity and, as of June 30, 2024, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income available to IPG common stockholders	$214.5	$265.5	$324.9	$391.5

Weighted-average number of common shares outstanding - basic	376.3	385.7	377.4	385.8
Dilutive effect of stock options and restricted shares	2.4	2.0	2.3	1.8
Weighted-average number of common shares outstanding - diluted	378.7	387.7	379.7	387.6

Earnings per share available to IPG common stockholders:
Basic	$0.57	$0.69	$0.86	$1.01
Diluted	$0.57	$0.68	$0.86	$1.01

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2024	December 31, 2023
Salaries, benefits and related expenses	$344.3	$507.5
Interest	36.7	40.2
Income taxes payable	10.4	56.8
Office and related expenses	18.7	22.3
Acquisition obligations	7.6	2.9
Restructuring charges	0.3	0.6
Other	70.1	75.5
Total accrued liabilities	$488.1	$705.8

Other Expense, Net
Results of operations for the three and six months ended June 30, 2024 and 2023 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net gains/(losses) on sales of businesses	$2.1	$(2.6)	$(4.7)	$(6.8)
Other	(3.3)	(1.8)	(6.0)	(4.3)
Total other expense, net	$(1.2)	$(4.4)	$(10.7)	$(11.1)
Net gains/(losses) on sales of businesses – During the three and six months ended June 30, 2024 and 2023, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our IA&C and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and six months ended June 30, 2024 and 2023, the amounts recognized were primarily related to pension and postretirement costs.

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
The following table presents our share repurchase activity under our share repurchase programs for the six months ended June 30, 2024 and 2023.

	Six months ended June 30,
	2024	2023
Number of shares repurchased	4.1	3.5
Aggregate cost, including fees[1]	$130.1	$128.0
Average price per share, including fees	$31.77	$36.40

1The amount for the six months ended June 30, 2024 and 2023 excludes $1.0 and $0.0 of estimated excise tax on net share repurchases, respectively.
We fully utilized the 2023 share repurchase program during the second quarter of 2024. As of June 30, 2024, $270.1, excluding fees, remains available for repurchase under the 2024 share repurchase program. There is no expiration date associated with the 2024 share repurchase program.

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
The following table presents changes in our redeemable non-controlling interests.

	Six months ended June 30,
	2024	2023
Balance at beginning of period	$42.3	$38.3
Change in related non-controlling interests balance	0.4	(0.1)
Changes in redemption value of redeemable non-controlling interests:
Additions	2.7	7.4
Redemptions and other	(6.1)	(0.4)
Redemption value adjustments	3.6	—
Currency translation adjustments	(0.1)	0.3
Balance at end of period	$42.8	$45.5

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
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	MD&E	IA&C	SC&E	Total
Balance at December 31, 2023	$2,677.5	$1,723.2	$680.2	$5,080.9
Goodwill Reallocation	13.3	(13.3)	—	—
Balance at January 1, 2024	2,690.8	1,709.9	680.2	5,080.9
(Dispositions)/Acquisitions	—	(1.2)	0.2	(1.0)
Foreign Currency and Other	(5.9)	(10.9)	(4.0)	(20.8)
Balance at June 30, 2024	$2,684.9	$1,697.8	$676.4	$5,059.1

Note 6:  Income Taxes
For the three and six months ended June 30, 2024, our income tax expense was negatively impacted by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. Our income tax expense was positively impacted by the settlement of the 2017 through 2019 New York State income tax audit. The adoption of the OECD's global tax reform initiative (known as Pillar 2) did not have a material impact on the second quarter and first half of 2024.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $98.0 and $108.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. federal income tax audits through 2019. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2015 or non-U.S. income tax audits for years prior to 2011.

Note 7:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the six months ended June 30, 2024.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.4	$31.39
Performance-based stock (shares)	2.8	$27.53
Cash-settled awards	0.1	$31.40
Total stock-based compensation awards	4.3
During the six months ended June 30, 2024, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $1.5 and $14.8,

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2023	$(789.1)	$33.5	$(190.6)	$(946.2)
Other comprehensive (loss) income before reclassifications	(79.8)	—	0.7	(79.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(1.4)	2.7	1.3
Balance as of June 30, 2024	$(868.9)	$32.1	$(187.2)	$(1,024.0)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2022	$(849.1)	$35.0	$(179.6)	$(993.7)
Other comprehensive income before reclassifications	31.7	0.6	2.9	35.2
Amount reclassified from accumulated other comprehensive loss, net of tax	0.5	(0.6)	2.6	2.5
Balance as of June 30, 2023	$(816.9)	$35.0	$(174.1)	$(956.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2024	2023	2024	2023
Foreign currency translation adjustments	$0.0	$0.5	$0.0	$0.5	Other expense, net
Net gain on derivative instruments	(0.9)	(0.2)	(1.8)	(0.6)	Other expense, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	1.7	1.7	3.6	3.4	Other expense, net
Tax effect	(0.2)	(0.5)	(0.5)	(0.8)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$0.6	$1.5	$1.3	$2.5

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
In December 2023, the U.K. Pension Plan entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plan's future projected benefit obligations to covered participants. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in the first half of 2025. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0.
The components of net periodic cost for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service cost	$0.0	$0.0	$0.9	$0.8	$0.0	$0.0
Interest cost	0.9	1.0	3.6	3.8	0.2	0.3
Expected return on plan assets	(0.7)	(1.0)	(3.6)	(4.3)	0.0	0.0
Settlements	0.0	0.0	(0.1)	0.0	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.1	0.0	0.0
Unrecognized actuarial losses	0.4	0.4	1.4	1.2	0.0	0.0
Net periodic cost	$0.6	$0.4	$2.2	$1.6	$0.2	$0.3

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service cost	$0.0	$0.0	$1.7	$0.6	$0.0	$0.0
Interest cost	1.8	2.0	7.3	7.9	0.4	0.5
Expected return on plan assets	(1.4)	(2.0)	(7.3)	(8.5)	0.0	0.0
Settlements	0.0	0.0	(0.1)	0.0	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.1	0.0	0.0
Unrecognized actuarial losses	0.8	0.8	2.9	2.5	0.0	0.0
Net periodic cost	$1.2	$0.8	$4.5	$2.6	$0.4	$0.5
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the six months ended June 30, 2024, we contributed $0.0 and $5.2 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2024, we expect to contribute approximately $0.0 and $5.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 10:  Segment Information
As of June 30, 2024, we have three reportable segments: MD&E, IA&C, and SC&E. We also report results for the "Corporate and other" group.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total revenue:
MD&E	$1,075.4	$1,075.8	$2,048.7	$2,062.7
IA&C	999.4	1,005.0	1,963.2	1,964.0
SC&E	635.2	585.7	1,194.0	1,160.8
Total	$2,710.0	$2,666.5	$5,205.9	$5,187.5

Revenue before billable expenses:
MD&E	$1,063.5	$1,060.9	$2,024.8	$2,026.8
IA&C	910.1	908.3	1,791.5	1,778.8
SC&E	353.5	359.3	693.7	699.8
Total	$2,327.1	$2,328.5	$4,510.0	$4,505.4

Restructuring[1]:
MD&E	$0.3	$(1.2)	$0.3	$(1.2)
IA&C	—	—	0.3	0.3
SC&E	—	(0.4)	0.3	0.9
Corporate and Other	—	(0.1)	—	(0.1)
Total	$0.3	$(1.7)	$0.9	$(0.1)

Segment EBITA[2]:
MD&E	$181.4	$144.6	$274.6	$224.4
IA&C	132.7	131.0	240.6	229.1
SC&E	53.5	71.3	97.4	116.5
Corporate and Other	(29.0)	(15.0)	(69.1)	(28.9)
Total	$338.6	$331.9	$543.5	$541.1

Amortization of acquired intangibles:
MD&E	$19.2	$19.3	$38.4	$38.7
IA&C	0.8	1.3	1.8	2.2
SC&E	0.4	0.6	0.9	1.2
Corporate and Other	0.0	0.0	0.0	0.0
Total	$20.4	$21.2	$41.1	$42.1

Depreciation and amortization[3]:
MD&E	$26.8	$27.0	$53.3	$53.3
IA&C	12.8	13.2	25.2	27.3
SC&E	3.6	3.9	7.1	8.1
Corporate and Other	1.4	1.2	3.5	2.2
Total	$44.6	$45.3	$89.1	$90.9

Capital expenditures:
MD&E	$17.5	$30.8	$39.0	$53.2
IA&C	6.5	7.1	8.9	8.9
SC&E	2.0	1.5	2.8	2.0

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Corporate and Other	8.8	7.0	19.2	15.2
Total	$34.8	$46.4	$69.9	$79.3

1 Non-cash lease impairment costs were comprised of $0.2 at MD&E for the three months ended June 30, 2024. Non-cash lease impairment costs were comprised of $0.2 at MD&E, $0.3 at IA&C and $0.3 at SC&E for the six months ended June 30, 2024. Non-cash lease impairment costs were comprised of ($1.2) at MD&E, ($0.2) at IA&C and ($1.0) at SC&E for the three months ended June 30, 2023. Non-cash lease impairment costs were comprised of ($1.3) at MD&E, ($0.2) at IA&C and $0.3 at SC&E for the six months ended June 30, 2023.
2 Segment EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to non-controlling interests and amortization of acquired intangibles.
3 Excludes amortization of acquired intangibles.

	June 30, 2024	December 31, 2023
Total assets:
MD&E	$9,613.4	$10,737.5
IA&C	4,676.5	4,790.4
SC&E	1,685.4	1,800.6
Corporate and Other	1,036.5	1,938.8
Total	$17,011.8	$19,267.3

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
MD&E EBITA	$181.4	$144.6	$274.6	$224.4
IA&C EBITA	132.7	131.0	240.6	229.1
SC&E EBITA	53.5	71.3	97.4	116.5
Corporate and Other EBITA	(29.0)	(15.0)	(69.1)	(28.9)
Less: consolidated amortization of acquired intangibles	20.4	21.2	41.1	42.1
Operating income	318.2	310.7	502.4	499.0
Total (expenses) and other income	(22.5)	(32.1)	(46.1)	(54.4)
Income before income taxes	$295.7	$278.6	$456.3	$444.6

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2024. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$537.5	$—	$—	$537.5	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$7.6	$7.6	Accrued liabilities and Other non-current liabilities

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,521.5	$—	$—	$1,521.5	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$3.1	$3.1	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $4.5 from December 31, 2023 to June 30, 2024 is primarily due to the exercises of redeemable non-controlling interest, partially offset by payments related to our deferred acquisitions from prior-year acquisitions. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$—	$2,664.6	$0.4	$2,665.0	$—	$2,974.5	$0.8	$2,975.3
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of June 30, 2024 ranged from 5.0% to 6.0%.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 12:  Commitments and Contingencies
Guarantees
As discussed in our 2023 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of June 30, 2024 and December 31, 2023, the amount of parent company guarantees on lease obligations was $625.4 and $678.1, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $265.7 and $255.7, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $91.5 and $85.5, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both June 30, 2024, and December 31, 2023 there were no material assets pledged as security for such parent company guarantees.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that help marketers and brands succeed in today's digital economy. Combining the power of creativity and technology, our approximately 56,000 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
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
Current Market Conditions
At mid-year, the global macroeconomic backdrop continued to be characterized by complex business, economic and geopolitical crosscurrents. Despite the potential for volatility, however, our business environment had improved from a year ago. Over the first half of the year, conviction that the U.S. would avoid a long-anticipated recession entered the mainstream. With that, however, persistent general concerns regarding the impact of war and violence in Ukraine and the Middle East, as well as regarding shifting political and economic developments domestically and among the largest global economic actors, served to introduce a measure of relative caution compared to the year’s first quarter. Nonetheless, media markets continue their robust and varied growth, most notably in digital addressable channels. Along with proliferating media complexity, consumers continue to evolve at pace in the ways they interact with brands. These latter trends in concert with a solid economy offer notable support to investment by large marketers in the advanced capabilities in which we specialize.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first half of 2024 were the Argentine Peso, the Japanese Yen and the Chilean Peso. The foreign currencies that most favorably impacted our results during the first half of 2024 were the British Pound Sterling, the Colombian Peso and the Mexican Peso.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Results for the three and six months ended June 30, 2024, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2024. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,			Six months ended June 30,
Statement of Operations Data	2024	2023	% Increase/ (Decrease)	2024	2023	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$2,327.1	$2,328.5	(0.1)%	$4,510.0	$4,505.4	0.1%
Billable expenses	382.9	338.0	13.3%	695.9	682.1	2.0%
Total revenue	$2,710.0	$2,666.5	1.6%	$5,205.9	$5,187.5	0.4%

OPERATING INCOME	$318.2	$310.7	2.4%	$502.4	$499.0	0.7%

Adjusted EBITA [1]	$338.6	$331.9	2.0%	$543.5	$541.1	0.4%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$214.5	$265.5		$324.9	$391.5

Earnings per share available to IPG common stockholders:
Basic	$0.57	$0.69		$0.86	$1.01
Diluted	$0.57	$0.68		$0.86	$1.01

Operating Ratios
Organic change in revenue before billable expenses	1.7%	(1.7)%		1.5%	(0.9)%

Operating margin on revenue before billable expenses	13.7%	13.3%		11.1%	11.1%
Operating margin on total revenue	11.7%	11.7%		9.7%	9.6%

Adjusted EBITA margin on revenue before billable expenses [1]	14.6%	14.3%		12.1%	12.0%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	66.9%	68.7%		69.4%	70.5%
Office and other direct expenses	15.4%	14.6%		15.1%	14.9%
Selling, general and administrative expenses	1.2%	0.6%		1.5%	0.6%
Depreciation and amortization	2.8%	2.9%		2.9%	3.0%
Restructuring charges [2]	0.0%	(0.1)%		0.0%	0.0%

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
2    For the three and six months ended June 30, 2024, results include net restructuring charges of $0.3 and $0.9, respectively. For the three and six months ended June 30, 2023, results include net restructuring charges of $(1.7) and $(0.1), respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Total revenue, which includes billable expenses, increased 1.6% during the second quarter of 2024. Our organic increase of revenue before billable expenses was 1.7% during the second quarter of 2024, compared to an organic decrease of (1.7)% during the second quarter of 2023. The increase was due to net client wins in our healthcare sector and net client wins and increased spending from existing clients in our food & beverage sector, partially offset by net client losses and lower spending from existing clients in our auto & transportation and technology & telecom sectors. During the second quarter of 2024, our Adjusted EBITA margin on revenue before billable expenses increased to 14.6% from 14.3% in the prior-year period as the decrease in revenue before billable expenses was outpaced by the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. See further discussion below in the “Results of Operations” section.
Total revenue, which includes billable expenses, increased 0.4% during the first half of 2024. Our organic increase of revenue before billable expenses was 1.5% during the first half of 2024, compared to an organic decrease of (0.9)% during the first half of 2023. The increase was due to net client wins and increased spending from existing clients in our healthcare and food & beverage sectors, partially offset by net client losses and lower spending from existing clients in our technology & telecom and auto & transportation sectors. During the first half of 2024, our Adjusted EBITA margin on revenue before billable expenses slightly increased to 12.1% from 12.0% in the prior-year period as the increase in revenue before billable expenses outpaced the overall increase in our operating expenses, excluding billable expenses and amortization of acquired intangibles. See further discussion below in the “Results of Operations” section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
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

		Components of Change				Change
	Three months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2024	Organic	Total
Consolidated	$2,328.5	$(12.7)	$(28.9)	$40.2	$2,327.1	1.7%	(0.1)%
Domestic	1,531.8	—	(25.9)	19.6	1,525.5	1.3%	(0.4)%
International	796.7	(12.7)	(3.0)	20.6	801.6	2.6%	0.6%
United Kingdom	184.9	2.5	—	6.3	193.7	3.4%	4.8%
Continental Europe	192.5	(2.5)	(3.0)	12.2	199.2	6.3%	3.5%
Asia Pacific	177.3	(5.8)	—	(4.2)	167.3	(2.4)%	(5.6)%
Latin America	102.4	(4.4)	—	4.2	102.2	4.1%	(0.2)%
Other	139.6	(2.5)	—	2.1	139.2	1.5%	(0.3)%
The organic increase of revenue before billable expenses was 1.7% during the second quarter of 2024. The organic increase in our domestic market was primarily due to revenue increases at our media and advertising businesses, as well as our public relations agencies, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the 2.6% organic increase was driven by revenue increases at our media businesses primarily in our Latin America region and advertising businesses primarily in our Continental Europe region, partially offset by revenue decreases at our digital project-based offerings across most regions.

		Components of Change				Change
	Six months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2024	Organic	Total
Consolidated	$4,505.4	$(11.1)	$(52.3)	$68.0	$4,510.0	1.5%	0.1%
Domestic	3,002.4	—	(51.8)	51.2	3,001.8	1.7%	—%
International	1,503.0	(11.1)	(0.5)	16.8	1,508.2	1.1%	0.3%
United Kingdom	355.1	9.9	—	6.7	371.7	1.9%	4.7%
Continental Europe	356.2	(1.3)	(3.0)	26.8	378.7	7.5%	6.3%
Asia Pacific	336.5	(11.8)	2.5	(17.1)	310.1	(5.1)%	(7.8)%
Latin America	187.1	(4.5)	—	6.7	189.3	3.6%	1.2%
Other	268.1	(3.4)	—	(6.3)	258.4	(2.3)%	(3.6)%
The organic increase of revenue before billable expenses was 1.5% during the first half of 2024. The organic increase in our domestic market was primarily due to revenue increases at our media and advertising businesses, as well as our public relations agencies, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the 1.1% organic increase was driven by revenue increases at our media businesses in our Latin America and Continental Europe and regions and increases at our advertising businesses in our Continental Europe and United Kingdom regions, partially offset by revenue decreases at our digital project-based offerings across most regions and revenue decreases at our media businesses in our Asia Pacific region.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Increase/ (Decrease)	2024	2023	% Increase/ (Decrease)
Salaries and related expenses	$1,557.6	$1,598.6	(2.6)%	$3,130.4	$3,175.9	(1.4)%

As a % of revenue before billable expenses:
Salaries and related expenses	66.9%	68.7%		69.4%	70.5%
Base salaries, benefits and tax	57.8%	59.4%		60.3%	61.6%
Incentive expense	3.5%	3.4%		3.1%	3.0%
Severance expense	1.5%	1.7%		1.8%	1.6%
Temporary help	3.0%	3.2%		3.2%	3.3%
All other salaries and related expenses	1.1%	1.0%		1.0%	1.0%
Total salaries and related expenses decreased (2.6)% during the second quarter of 2024 as compared to the prior-year period, primarily driven by decreased base salaries, benefits and tax.
Total salaries and related expenses decreased (1.4)% during the first half of 2024 as compared to the prior-year period, primarily driven by factors similar to those noted above for the second quarter of 2024, partially offset by increased severance expense.
Office and Other Direct Expenses

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Increase/ (Decrease)	2024	2023	% Increase/ (Decrease)
Office and other direct expenses	$358.4	$340.5	5.3%	$680.5	$670.8	1.4%

As a % of revenue before billable expenses:
Office and other direct expenses	15.4%	14.6%		15.1%	14.9%
Occupancy expense	4.1%	4.2%		4.2%	4.3%
All other office and other direct expenses [1]	11.3%	10.4%		10.9%	10.6%

1Includes client service costs, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, technology & software, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses increased by 5.3% during the second quarter of 2024 as compared to the prior-year period. The increase in office and other direct expenses was mainly driven by increases in client service costs and new business development, partially offset by decreases in occupancy expense, lower foreign currency losses and decreases in expenses related to company meetings and conferences.
Office and other direct expenses increased by 1.4% during the first half of 2024 as compared to the prior-year period. The increase in office and other direct expenses primarily driven by factors similar to those noted above for the second quarter of 2024, as well as increases in contingent acquisition obligations and technology & software expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three and six months ended June 30, 2024, SG&A increased as compared to the prior-year period, primarily due to increases in technology & software expenses and base salaries, benefits and tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Depreciation and Amortization
During the second quarter and first half of 2024, depreciation and amortization expenses decreased compared to the prior-year period.
Restructuring Charges
During the second quarter and first half of 2024 and 2023, restructuring charges represent adjustments to our restructuring actions taken in 2020 and 2022.
EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash interest on debt obligations	$(56.8)	$(54.6)	$(119.3)	$(103.6)
Non-cash interest	(1.1)	(1.2)	(1.4)	(1.9)
Interest expense	(57.9)	(55.8)	(120.7)	(105.5)
Interest income	36.6	28.1	85.3	62.2
Net interest expense	(21.3)	(27.7)	(35.4)	(43.3)
Other expense, net	(1.2)	(4.4)	(10.7)	(11.1)
Total (expenses) and other income	$(22.5)	$(32.1)	$(46.1)	$(54.4)
Net interest expense decreased by $6.4 and $7.9 for the three and six months ended June 30, 2024, compared to a year ago, primarily attributable to higher interest rates on net deposits.
Other Expense, Net
Results of operations for the three and six months ended June 30, 2024 and 2023 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net gains/(losses) on sales of businesses	$2.1	$(2.6)	$(4.7)	$(6.8)
Other	(3.3)	(1.8)	(6.0)	(4.3)
Total other expense, net	$(1.2)	$(4.4)	$(10.7)	$(11.1)
Net gains/(losses) on sales of businesses – During the three and six months ended June 30, 2024 and 2023, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our IA&C and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and six months ended June 30, 2024 and 2023, the amounts recognized were primarily related to pension and postretirement costs.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
INCOME BEFORE INCOME TAXES	$295.7	$278.6	$456.3	$444.6
Provision for income taxes	$75.6	$10.6	$122.9	$44.4
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and six months ended June 30, 2024, our income tax expense was negatively impacted by net losses on sales of businesses and the classification of certain assets as held for sale for which we received

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

minimal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. Our income tax expense was positively impacted by the settlement of the 2017 through 2019 New York State income tax audit.
For the three and six months ended June 30, 2023, our income tax expense was positively impacted by the settlement of the 2017 and 2018 U.S. Federal income tax audit and excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards.
EARNINGS PER SHARE
    Basic earnings per share available to IPG common stockholders for the three and six months ended June 30, 2024 were $0.57 and $0.86, respectively, compared to basic earnings per share of $0.69 and $1.01 for the three and six months ended June 30, 2023, respectively. Diluted earnings per share available to IPG common stockholders for the three and six months ended June 30, 2024 were $0.57 and $0.86, respectively, compared to diluted earnings per share of $0.68 and $1.01 for the three and six months ended June 30, 2023, respectively.
    Basic and diluted earnings per share for the three months ended June 30, 2024 included negative impacts of $0.04 from the amortization of acquired intangibles.
    Basic and diluted earnings per share for the six months ended June 30, 2024 included negative impacts of $0.09 from the amortization of acquired intangibles and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.
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

Segment Results of Operations – Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have three reportable segments as of June 30, 2024: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.
Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2024	Organic	Total
Consolidated	$1,060.9	$(5.7)	$—	$8.3	$1,063.5	0.8%	0.2%
Domestic	672.4	—	—	5.4	677.8	0.8%	0.8%
International	388.5	(5.7)	—	2.9	385.7	0.7%	(0.7)%
The organic increase during the second quarter of 2024 was mainly attributable to net client wins and higher spending from existing clients in our healthcare and food & beverage sectors, partially offset by net client losses in our auto & transportation and financial services sectors. The organic increase in our domestic market during the second quarter of 2024 was primarily driven by revenue increases at our media businesses and data management and analytics, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the organic increase was driven by revenue increases at our media businesses in our Latin America region, partially offset by revenue decreases at our digital project-based offerings across most regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Six months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2024	Organic	Total
Consolidated	$2,026.8	$(5.6)	$—	$3.6	$2,024.8	0.2%	(0.1)%
Domestic	1,309.7	—	—	1.6	1,311.3	0.1%	0.1%
International	717.1	(5.6)	—	2.0	713.5	0.3%	(0.5)%
The organic increase during the first half of 2024 was mainly attributable to higher spending from existing clients and net client wins in our healthcare and food & beverage sectors, partially offset by net client losses and lower spending from existing clients in our auto & transportation sector and net client losses in our financial services sector. The 0.1% organic increase during the first half of 2024 in our domestic market was attributable to revenue increases at our media businesses and data management and analytics, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the organic increase was primarily driven by revenue increases at our media businesses across nearly all regions, primarily the Latin America and Continental Europe regions, partially offset by revenue decreases at our digital project-based offerings across nearly all regions, primarily our Other region led by Canada and decreases across all disciplines in our Asia Pacific region.
Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Segment EBITA	$181.4	$144.6	25.4%	$274.6	$224.4	22.4%
Segment EBITA margin on revenue before billable expenses	17.1%	13.6%		13.6%	11.1%
Segment EBITA margin increased during the second quarter of 2024 compared to the prior-year period, as revenue before billable expenses increased, as discussed above, and our operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased. Salaries and related expenses decreased as compared to the prior-year period, primarily driven by decreases in base salaries, benefits and tax, severance expense and performance-based employee compensation expense. Office and other direct expense increased mainly due to increases in client service costs, professional consulting fees and bad debt expense, partially offset by foreign currency gains as well as decreases in travel and entertainment expenses and expenses related to company meetings and conferences.
Segment EBITA margin increased during the first half of 2024 compared to the prior-year period, as the decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles outpaced the decrease in our revenue before billable expenses, as discussed above. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by factors similar to those noted for the second quarter of 2024. Office and other direct expense increased primarily driven by factors similar to those noted above for the second quarter of 2024, as well as increases in technology & software and occupancy expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.5% and 2.6% during the second quarter and first half of 2024, respectively, which decreased slightly as compared to the prior-year periods.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2024	Organic	Total
Consolidated	$908.3	$(6.2)	$(19.4)	$27.4	$910.1	3.0%	0.2%
Domestic	607.4	—	(19.3)	11.2	599.3	1.8%	(1.3)%
International	300.9	(6.2)	(0.1)	16.2	310.8	5.4%	3.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The organic increase during the second quarter of 2024 was due to net client wins in our healthcare sector, partially offset by net client losses and lower spending from existing clients in our technology & telecom sector. The 1.8% organic increase during the second quarter of 2024 in our domestic market was due to revenue increases in our advertising businesses. In our international markets, the 5.4% organic increase was due to revenue increases in our advertising businesses primarily in the Continental Europe and United Kingdom regions, partially offset by revenue decreases in the Latin America region.

		Components of Change				Change
	Six months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2024	Organic	Total
Consolidated	$1,778.8	$(6.0)	$(36.2)	$54.9	$1,791.5	3.1%	0.7%
Domestic	1,199.7	—	(38.6)	38.9	1,200.0	3.2%	0.0%
International	579.1	(6.0)	2.4	16.0	591.5	2.8%	2.1%
The organic increase during the first half of 2024 was due to net client wins in our healthcare sector, partially offset by net client losses and lower spending from existing clients in our technology & telecom sector. The 3.2% organic increase during the first half of 2024 in our domestic market was due to revenue increases in our advertising businesses. In our international markets, the 2.8% organic increase was due to revenue increases in our advertising businesses primarily in our Continental Europe and United Kingdom regions, partially offset by revenue decreases in our Latin America region and Other region led by Canada.
Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Segment EBITA	$132.7	$131.0	1.3%	$240.6	$229.1	5.0%
Segment EBITA margin on revenue before billable expenses	14.6%	14.4%		13.4%	12.9%
Segment EBITA margin increased during the second quarter of 2024 compared to the prior-year period, as revenue before billable expenses, as discussed above, increased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, remained relatively flat. Salaries and related expenses, as compared to the prior-year period, remained relatively flat and was primarily driven by increases in performance-based employee compensation and severance expense, partially offset by decreased base salaries, benefits and tax. Office and other direct expense decreased mainly due to decreases in occupancy expense and dues and subscriptions as well as expenses related to company meetings and conferences, partially offset by increases in new business development and client service costs.
Segment EBITA margin increased during the first half of 2024 compared to the prior-year period, as revenue before billable expenses, as discussed above, increased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, remained relatively flat. The increase in salaries and related expenses, as compared to the prior-year period, was primarily driven by increases in severance expense, performance-based employee compensation and temporary help expense, partially offset by decreased base salaries, benefits and tax. Office and other direct expense decreased primarily driven by factors similar to those noted above for the second quarter of 2024 as well as foreign currency gains and decreased professional consulting fees.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.4% during the second quarter and first half of 2024, which decreased slightly compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2024	Organic	Total
Consolidated	$359.3	$(0.8)	$(9.5)	$4.5	$353.5	1.3%	(1.6)%
Domestic	252.0	—	(6.6)	3.0	248.4	1.2%	(1.4)%
International	107.3	(0.8)	(2.9)	1.5	105.1	1.4%	(2.1)%
The organic increase during the second quarter of 2024 was mainly attributable to higher spending from existing clients in our food & beverage sector and net client wins in our healthcare sector, partially offset by lower spending from existing clients in our auto & transportation. The organic increase of 1.2% during the second quarter of 2024 in our domestic market was driven by revenue increases at our public relations agencies, partially offset by revenue decreases at our experiential businesses. In our international markets, the 1.4% organic increase was driven by revenue increases at our experiential businesses primarily in our Continental Europe region, and our public relations agencies primarily in the United Kingdom region, partially offset by revenue decreases in our experiential businesses and public relations agencies primarily in our Asia Pacific region.

		Components of Change				Change
	Six months ended June 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2024	Organic	Total
Consolidated	$699.8	$0.5	$(16.1)	$9.5	$693.7	1.4%	(0.9)%
Domestic	493.0	—	(13.2)	10.7	490.5	2.2%	(0.5)%
International	206.8	0.5	(2.9)	(1.2)	203.2	(0.6)%	(1.7)%
The organic increase during the first half of 2024 was mainly attributable to higher spending from existing clients in our food & beverage sector and net client wins in our healthcare sector, partially offset by lower spending from existing clients in our technology & telecom and auto & transportation sectors. The organic increase of 2.2% during the first half of 2024 in our domestic market was driven by revenue increases at our public relations agencies, partially offset by revenue decreases at our experiential businesses. In our international markets, the (0.6)% organic decrease was driven by revenue decreases at our experiential businesses primarily in the United Kingdom region, and our public relations agencies primarily in the Asia Pacific and Continental Europe regions.

Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Segment EBITA	$53.5	$71.3	(25.0)%	$97.4	$116.5	(16.4)%
Segment EBITA margin on revenue before billable expenses	15.1%	19.8%		14.0%	16.6%
Segment EBITA margin decreased during the second quarter of 2024 compared to the prior-year period, as our revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. The increase in salaries and related expenses, as compared to the prior-year period, was primarily due to an increases in base salaries, benefits and tax and severance expense, partially offset by decreases in temporary help expense. Office and other direct expense increased mainly due to increases in new business development, travel and entertainment expense and professional consulting fees, partially offset by decreases in occupancy expense.
Segment EBITA margin decreased during the first half of 2024 compared to the prior-year period, as our revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. The increase in salaries and related expenses, as compared to the prior-year period, was primarily due to an increases in base salaries, benefits and tax, partially offset by decreases in temporary help expense. Office

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

and other direct expense increased mainly due to increases in new business development and a year-over-year change in contingent acquisition obligations, partially offset by lower foreign currency losses.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.0% during the second quarter and first half of 2024, which decreased slightly as compared to the prior-year period.
CORPORATE AND OTHER
Corporate and Other is primarily comprised of selling, general and administrative expenses including corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on formulas that use planned or actual revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are primarily allocated based on utilization.
During the second quarter of 2024, Corporate and Other expenses increased by $14.0 compared to the prior-year period to $29.0, primarily attributable to an increase in selling, general and administrative expenses, which is discussed in the Results of Operations section. During the first half of 2024, Corporate and Other expenses increased by $40.2 compared to the prior-year period to $69.1, primarily attributable to factors similar to those noted for the second quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2024	2023
Net income	$333.2	$400.8
Adjustments to reconcile to net cash used in operating activities [1]	149.7	152.7
Net cash used in working capital [2]	(468.7)	(976.4)
Changes in other non-current assets and liabilities	(50.9)	(159.9)
Net cash used in operating activities	$(36.7)	$(582.8)
Net cash used in investing activities	(90.4)	(155.7)
Net cash used in financing activities	(678.3)	(164.5)

1Consist primarily of depreciation and amortization of fixed assets and intangible assets, deferred income taxes, amortization of restricted stock and other non-cash compensation and net losses on sales of businesses.
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
Net cash used in operating activities during the first half of 2024 decreased to $36.7 from $582.8 in the first half of 2023, primarily attributable to a decrease in working capital usage of $507.7. Working capital use was primarily impacted by the spending levels of our clients and variation in the timing of collections and payments around the reporting period.
Investing Activities
Net cash used in investing activities during the first half of 2024 was $90.4, which was a decrease of $65.3 as compared to the first half of 2023, primarily driven by a decrease of $97.4 in the purchase of short-term marketable securities, partially offset by a decrease from the net proceeds from sale of businesses, net of cash sold of $28.6. Payments for capital expenditures decreased to $69.9 in the first half of 2024 from $79.3 in the first half of 2023, primarily attributable to lower spending on computer hardware and internal-use computer software, partially offset by higher spending on leasehold improvements.
Financing Activities
Net cash used in financing activities during the first half of 2024 was $678.3, primarily driven by the payment of common stock dividends of $250.5, repayment of long-term debt of $250.1 and common stock repurchases of $130.1.
Net cash used in financing activities during the first half of 2023 was $164.5, primarily driven by the payment of common stock dividends of $242.6 and common stock repurchases of $128.0, partially offset by net proceeds of $296.3 from the issuance our of $300.0 aggregate principal amount of 5.375% unsecured senior notes due 2033 (the "5.375% Senior Notes").
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $32.7 during the first half of 2024. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the Euro, Canadian Dollar, Brazilian Real, Singaporean Dollar and Australian Dollar as of June 30, 2024 as compared to December 31, 2023.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Notable funding requirements include:
•Debt service – Our 4.200% unsecured senior notes in aggregate principal amount of $250.0 matured on April 15, 2024. We used cash on hand to fund the principal repayment. As of June 30, 2024, we had outstanding short-term borrowings of $20.5 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2028 through 2048.
•Acquisitions – We paid deferred payments of $2.3 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first half of 2024. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $8.0 over the next twelve months related to all completed acquisitions as of June 30, 2024. We may also be required to pay approximately $10.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first half of 2024, we paid a quarterly cash dividend of $0.330 per share on our common stock, which corresponded to an aggregate dividend payment of $250.5. Assuming we pay a quarterly dividend of $0.330 per share, and there is no significant change in the number of outstanding shares as of June 30, 2024, we would expect to pay approximately $496.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors (the "Board") and will depend upon factors such as our earnings, financial position and cash requirements.
•U.K. Pension Plan – In December 2023, the Interpublic Limited Pension Plan in the U.K., (the "U.K. Pension Plan") the Company's U.K. defined benefit pension plan, entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plans future projected benefit obligations to covered participants. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in the first half of 2025. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0.
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
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We fully utilized the 2023 share repurchase program during the second quarter of 2024. As of June 30, 2024, $270.1, excluding fees, remains available under the 2024 share repurchase program. There is no expiration date associated with the 2024 share repurchase program.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029, and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2024, there were no borrowings under the Credit Agreement; however, we had $9.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.5.
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2024. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	June 30, 2024	Credit Agreement EBITDA Reconciliation	June 30, 2024
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$1,031.8
Actual leverage ratio	1.63x	Non-operating adjustments [2]	454.2
		Operating income	1,486.0
		Add:
		Depreciation and amortization	319.0
		Other non-cash charges reducing operating income	0.9
		Credit Agreement EBITDA [1]	$1,805.9

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
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2024, the Company had uncommitted lines of credit in an aggregate amount of $794.9, under which we had outstanding borrowings of $20.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2024 was $35.2 with weighted-average interest rate of approximately 8.6%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the second quarter of 2024, there was no commercial paper activity, and as of June 30, 2024, there was no commercial paper outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2024, the amount netted was $2,377.8.
DEBT CREDIT RATINGS
Our debt credit ratings as of July 18, 2024, are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2	A-2	F1
Long-term rating	Baa2	BBB	BBB+
Outlook	Stable	Positive	Stable
The most recent updates to our outlook occurred during May 2024 when S&P Global Ratings changed it's outlook from Stable to Positive and during June 2024 when Fitch Ratings changed it's short-term rating from F2 to F1. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, because, among other things, they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid, and our access to the commercial paper market is contingent on our maintenance of sufficient short-term debt ratings.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue before billable expenses	$2,327.1	$2,328.5	$4,510.0	$4,505.4

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$214.5	$265.5	$324.9	$391.5

Add Back:
Provision for income taxes	75.6	10.6	122.9	44.4
Subtract:
Total (expenses) and other income	(22.5)	(32.1)	(46.1)	(54.4)
Equity in net (loss) income of unconsolidated affiliates	(0.5)	0.7	(0.2)	0.6
Net income attributable to non-controlling interests	(5.1)	(3.2)	(8.3)	(9.3)
Operating Income [1]	318.2	310.7	502.4	499.0
Add Back:
Amortization of acquired intangibles	20.4	21.2	41.1	42.1
Adjusted EBITA [1]	$338.6	$331.9	$543.5	$541.1
Adjusted EBITA Margin on Revenue before billable expenses	14.6%	14.3%	12.1%	12.0%

1 Calculations include restructuring charges of $0.3 and $0.9 for the three and six months ended June 30, 2024 and $(1.7) and $(0.1) for the three and six months ended June 30, 2023, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the second quarter of 2024. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of both June 30, 2024 and December 31, 2023, approximately 99% of our debt obligations bore interest rates at fixed rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2023 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2023 Annual Report on Form 10-K (the “2023 Annual Report”), which could materially affect our business, financial condition or future results. In the second quarter of 2024, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2023 Annual Report. The risks described in our 2023 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from April 1, 2024, to June 30, 2024:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	168,167	$32.16	165,000	$332,349,910
May 1 - 31	1,430,467	$31.29	1,430,000	$287,605,626
June 1 - 30	574,783	$30.60	573,000	$270,066,504
Total	2,173,417	$31.18	2,168,000
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 3,167 Withheld Shares in April 2024; 467 Withheld Shares in May 2024; and 1,783 Withheld Shares in June 2024, for a total of 5,417 Withheld Shares during the three-month period.

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

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement, dated as of May 29, 2024, among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2024

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File for the period ended June 30, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: July 24, 2024

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 24, 2024