Form 10-Q
period 2024-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2024-10-23
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares of the registrant’s common stock outstanding as of October 18, 2024 was 372,508,618.

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
Investors should carefully consider the foregoing factors and the other risks and uncertainties that may affect our business, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K and our other SEC filings. Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any of them in light of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUE:
Revenue before billable expenses	$2,242.7	$2,309.0	$6,752.7	$6,814.4
Billable expenses	386.1	369.5	1,082.0	1,051.6
Total revenue	2,628.8	2,678.5	7,834.7	7,866.0

OPERATING EXPENSES:
Salaries and related expenses	1,464.0	1,531.1	4,594.4	4,707.0
Office and other direct expenses	327.1	318.8	1,007.6	989.6
Billable expenses	386.1	369.5	1,082.0	1,051.6
Cost of services	2,177.2	2,219.4	6,684.0	6,748.2
Selling, general and administrative expenses	20.8	16.9	86.4	43.7
Depreciation and amortization	65.3	66.0	195.5	199.0
Impairment of goodwill	232.1	—	232.1	—
Restructuring charges	0.5	(0.6)	1.4	(0.7)
Total operating expenses	2,495.9	2,301.7	7,199.4	6,990.2

OPERATING INCOME	132.9	376.8	635.3	875.8

EXPENSES AND OTHER INCOME:
Interest expense	(54.9)	(58.7)	(175.6)	(164.2)
Interest income	34.2	35.1	119.5	97.3
Other expense, net	(2.7)	(13.7)	(13.4)	(24.8)
Total (expenses) and other income	(23.4)	(37.3)	(69.5)	(91.7)

INCOME BEFORE INCOME TAXES	109.5	339.5	565.8	784.1
Provision for income taxes	85.3	91.5	208.2	135.9
INCOME OF CONSOLIDATED COMPANIES	24.2	248.0	357.6	648.2
Equity in net loss of unconsolidated affiliates	0.0	(2.3)	(0.2)	(1.7)
NET INCOME	24.2	245.7	357.4	646.5
Net income attributable to non-controlling interests	(4.1)	(2.0)	(12.4)	(11.3)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$20.1	$243.7	$345.0	$635.2

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.64	$0.92	$1.65
Diluted	$0.05	$0.63	$0.91	$1.64

Weighted-average number of common shares outstanding:
Basic	373.9	383.6	376.2	385.0
Diluted	376.8	385.5	378.7	386.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
NET INCOME	$24.2	$245.7	$357.4	$646.5

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	76.5	(60.6)	(4.8)	(29.1)
Reclassification adjustments recognized in net income	1.2	0.0	1.2	0.5
	77.7	(60.6)	(3.6)	(28.6)

Derivative instruments:
Changes in fair value of derivative instruments	—	0.0	—	0.6
Recognition of previously unrealized net gain in net income	(1.0)	(1.1)	(2.8)	(1.7)
Income tax effect	0.3	0.3	0.7	0.3
	(0.7)	(0.8)	(2.1)	(0.8)
Defined benefit pension and other postretirement plans:
Net actuarial gain for the period	0.0	0.0	0.3	2.7
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	1.9	1.8	5.6	5.2
Settlement losses included in net income	(0.1)	0.0	(0.2)	0.0
Other	0.1	(0.1)	0.4	0.3
Income tax effect	(0.5)	(0.4)	(1.3)	(1.4)
	1.4	1.3	4.8	6.8
Other comprehensive income (loss), net of tax	78.4	(60.1)	(0.9)	(22.6)
TOTAL COMPREHENSIVE INCOME	102.6	185.6	356.5	623.9
Less: comprehensive income attributable to non-controlling interests	4.6	1.7	11.4	10.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$98.0	$183.9	$345.1	$613.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$1,532.0	$2,386.1
Accounts receivable, net of allowance of $46.0 and $46.4, respectively	4,718.8	5,768.8
Accounts receivable, billable to clients	2,211.9	2,229.2
Prepaid expenses	474.0	415.8
Assets held for sale	223.4	21.9
Other current assets	97.6	128.6
Total current assets	9,257.7	10,950.4
Property and equipment, net of accumulated depreciation and amortization of $1,278.6 and $1,224.9, respectively	597.0	636.7
Deferred income taxes	267.5	265.0
Goodwill	4,738.7	5,080.9
Other intangible assets	682.5	743.6
Operating lease right-of-use assets	1,062.1	1,162.6
Other non-current assets	477.7	428.1
TOTAL ASSETS	$17,083.2	$19,267.3

LIABILITIES:
Accounts payable	$7,061.6	$8,355.0
Accrued liabilities	503.6	705.8
Contract liabilities	574.2	684.7
Short-term borrowings	23.9	34.2
Current portion of long-term debt	0.1	250.1
Current portion of operating leases	242.1	252.6
Liabilities held for sale	60.1	48.5
Total current liabilities	8,465.6	10,330.9
Long-term debt	2,919.7	2,917.5
Non-current operating leases	1,096.7	1,216.8
Deferred compensation	198.9	223.6
Other non-current liabilities	572.0	532.4
TOTAL LIABILITIES	13,252.9	15,221.2

Redeemable non-controlling interests (see Note 5)	45.6	42.3

STOCKHOLDERS’ EQUITY:
Common stock	38.4	38.3
Additional paid-in capital	778.4	728.5
Retained earnings	4,219.6	4,254.5
Accumulated other comprehensive loss, net of tax	(946.1)	(946.2)
	4,090.3	4,075.1
Less: Treasury stock	364.5	132.5
Total IPG stockholders’ equity	3,725.8	3,942.6
Non-controlling interests	58.9	61.2
TOTAL STOCKHOLDERS’ EQUITY	3,784.7	4,003.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,083.2	$19,267.3
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357.4	$646.5
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of goodwill	232.1	—
Depreciation and amortization	195.5	199.0
Amortization of restricted stock and other non-cash compensation	52.4	36.0
Provision for uncollectible receivables	8.4	5.3
Net losses on sales of businesses	6.4	18.9
Net amortization of bond discounts and deferred financing costs	0.9	1.7
Deferred income tax	(24.9)	(5.5)
Other	34.9	17.5
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	958.9	1,248.3
Accounts receivable, billable to clients	(19.5)	(397.8)
Prepaid expenses	(58.7)	(62.8)
Other current assets	22.5	11.3
Accounts payable	(1,223.7)	(1,760.2)
Accrued liabilities	(183.6)	(150.3)
Contract liabilities	(115.0)	12.4
Other non-current assets and liabilities	(56.9)	(160.4)
Net cash provided by (used in) operating activities	187.1	(340.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(107.2)	(127.1)
Net proceeds from sale of businesses, net of cash sold	(31.4)	1.4
Purchase of short-term marketable securities	(0.6)	(97.6)
Acquisitions, net of cash acquired	—	(6.3)
Net proceeds from investments	2.3	21.7
Other investing activities	5.1	3.6
Net cash used in investing activities	(131.8)	(204.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(373.7)	(361.2)
Repayment of long-term debt	(250.1)	(0.2)
Repurchases of common stock	(230.1)	(219.0)
Tax payments for employee shares withheld	(13.9)	(58.4)
Distributions to non-controlling interests	(13.7)	(13.7)
Acquisition-related payments	(8.7)	(12.8)
Net decrease in short-term borrowings	(5.7)	(18.0)
Proceeds from long-term debt	0.1	296.3
Other financing activities	(1.8)	(3.0)
Net cash used in financing activities	(897.6)	(390.0)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(11.1)	(35.0)
Net decrease in cash, cash equivalents and restricted cash	(853.4)	(969.4)
Cash, cash equivalents and restricted cash at beginning of period	2,395.1	2,553.1
Cash, cash equivalents and restricted cash at end of period	$1,541.7	$1,583.7
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	383.7	$38.3	$759.8	$4,325.1	$(1,024.0)	$(263.6)	$3,835.6	$59.4	$3,895.0
Net income				20.1			20.1	4.1	24.2
Other comprehensive income					77.9		77.9	0.5	78.4
Reclassifications related to redeemable non-controlling interests			0.0				0.0	(0.9)	(0.9)
Distributions to non-controlling interests								(5.1)	(5.1)
Change in redemption value of redeemable non-controlling interests				(1.5)			(1.5)		(1.5)
Repurchase of common stock						(100.9)	(100.9)		(100.9)
Common stock dividends ($0.33 per share)				(124.1)			(124.1)		(124.1)
Stock-based compensation	0.2	0.1	23.2				23.3		23.3
Shares withheld for taxes	0.0	0.0	(0.1)				(0.1)		(0.1)
Other			(4.5)				(4.5)	0.9	(3.6)
Balance at September 30, 2024	383.9	$38.4	$778.4	$4,219.6	$(946.1)	$(364.5)	$3,725.8	$58.9	$3,784.7

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8
Net income				345.0			345.0	12.4	357.4
Other comprehensive income (loss)					0.1		0.1	(1.0)	(0.9)
Reclassifications related to redeemable non-controlling interests			(2.7)				(2.7)	(1.3)	(4.0)
Distributions to non-controlling interests								(13.7)	(13.7)
Change in redemption value of redeemable non-controlling interests				(5.1)			(5.1)		(5.1)
Repurchase of common stock						(232.0)	(232.0)		(232.0)
Common stock dividends ($0.99 per share)				(374.8)			(374.8)		(374.8)
Stock-based compensation	1.3	0.1	71.0				71.1		71.1
Shares withheld for taxes	(0.4)	0.0	(13.6)				(13.6)		(13.6)
Other			(4.8)				(4.8)	1.3	(3.5)
Balance at September 30, 2024	383.9	$38.4	$778.4	$4,219.6	$(946.1)	$(364.5)	$3,725.8	$58.9	$3,784.7

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	392.0	$39.2	$1,035.2	$3,782.8	$(956.0)	$(248.2)	$3,653.0	$59.5	$3,712.5
Net income				243.7			243.7	2.0	245.7
Other comprehensive loss					(59.8)		(59.8)	(0.3)	(60.1)
Reclassifications related to redeemable non-controlling interests								0.1	0.1
Distributions to non-controlling interests								(5.2)	(5.2)
Change in redemption value of redeemable non-controlling interests				3.7			3.7		3.7
Repurchase of common stock						(92.2)	(92.2)		(92.2)
Common stock dividends ($0.31 per share)				(119.1)			(119.1)		(119.1)
Stock-based compensation	0.2	0.0	17.8				17.8		17.8
Shares withheld for taxes	0.0	0.0	(0.2)				(0.2)		(0.2)
Other								0.0	0.0
Balance at September 30, 2023	392.2	$39.2	$1,052.8	$3,911.1	$(1,015.8)	$(340.4)	$3,646.9	$56.1	$3,703.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(993.7)	$(120.2)	$3,614.6	$58.1	$3,672.7
Net income				635.2			635.2	11.3	646.5
Other comprehensive loss					(22.1)		(22.1)	(0.5)	(22.6)
Reclassifications related to redeemable non-controlling interests								0.2	0.2
Distributions to non-controlling interests								(13.7)	(13.7)
Change in redemption value of redeemable non-controlling interests				3.7			3.7		3.7
Repurchases of common stock						(220.2)	(220.2)		(220.2)
Common stock dividends ($0.62 per share)				(359.9)			(359.9)		(359.9)
Stock-based compensation	4.2	0.4	54.2				54.6		54.6
Shares withheld for taxes	(1.6)	(0.1)	(58.9)				(59.0)		(59.0)
Other								0.7	0.7
Balance at September 30, 2023	392.2	$39.2	$1,052.8	$3,911.1	$(1,015.8)	$(340.4)	$3,646.9	$56.1	$3,703.0

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
Impairment of goodwill is disclosed as a separate operating expense.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 2:  Revenue
Disaggregation of Revenue
We have three reportable segments as of September 30, 2024: MD&E, IA&C and SC&E, as further discussed in Note 10. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2024	2023	2024	2023
United States	$1,699.5	$1,759.7	$5,117.3	$5,180.1
International:
United Kingdom	236.3	215.5	684.7	627.6
Continental Europe	211.7	204.5	645.1	612.9
Asia Pacific	190.8	203.8	566.5	607.4
Latin America	117.9	120.0	320.7	321.1
Other	172.6	175.0	500.4	516.9
Total International	929.3	918.8	2,717.4	2,685.9
Total Consolidated	$2,628.8	$2,678.5	$7,834.7	$7,866.0

	Three months ended September 30,		Nine months ended September 30,
Revenue before billable expenses:	2024	2023	2024	2023
United States	$1,467.8	$1,509.9	$4,469.6	$4,512.3
International:
United Kingdom	193.8	193.0	565.5	548.1
Continental Europe	177.5	178.3	556.2	534.5
Asia Pacific	156.9	175.3	467.0	511.8
Latin America	111.9	114.8	301.2	301.9
Other	134.8	137.7	393.2	405.8
Total International	774.9	799.1	2,283.1	2,302.1
Total Consolidated	$2,242.7	$2,309.0	$6,752.7	$6,814.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2024	2023	2024	2023
United States	$662.1	$671.6	$1,980.4	$1,997.4
International	381.7	403.5	1,112.1	1,140.4
Total MD&E	$1,043.8	$1,075.1	$3,092.5	$3,137.8

Revenue before billable expenses:
United States	$656.3	$665.2	$1,967.6	$1,974.9
International	369.4	394.8	1,082.9	1,111.9
Total MD&E	$1,025.7	$1,060.0	$3,050.5	$3,086.8

IA&C	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2024	2023	2024	2023
United States	$574.1	$608.5	$1,825.6	$1,874.0
International	366.5	352.1	1,078.2	1,050.6
Total IA&C	$940.6	$960.6	$2,903.8	$2,924.6

Revenue before billable expenses:
United States	$546.6	$578.2	$1,746.6	$1,777.9
International	302.3	299.5	893.8	878.6
Total IA&C	$848.9	$877.7	$2,640.4	$2,656.5

SC&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2024	2023	2024	2023
United States	$463.3	$479.6	$1,311.3	$1,308.7
International	181.1	163.2	527.1	494.9
Total SC&E	$644.4	$642.8	$1,838.4	$1,803.6

Revenue before billable expenses:
United States	$264.9	$266.5	$755.4	$759.5
International	103.2	104.8	306.4	311.6
Total SC&E	$368.1	$371.3	$1,061.8	$1,071.1
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2024	December 31, 2023
Accounts receivable, net of allowance of $46.0 and $46.4, respectively	$4,718.8	$5,768.8
Accounts receivable, billable to clients	2,211.9	2,229.2
Contract assets	68.4	68.6
Contract liabilities (deferred revenue)	574.2	684.7
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $640.0 of unsatisfied performance obligations as of September 30, 2024, which will be recognized as services are performed over the remaining contractual terms through 2029.

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2024	December 31, 2023
4.200% Senior Notes due 2024	4.240%	$—	$249.9
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $0.7 and $1.8, respectively)	4.780%	497.5	497.0
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.3 and $3.4, respectively)	4.920%	644.3	643.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.5 and $3.0, respectively)	2.512%	496.5	496.0
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.4 and $2.8, respectively)	5.650%	293.8	293.4
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $1.0 and $4.7, respectively)	3.448%	494.3	494.1
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.5 and $4.5, respectively)	5.480%	493.0	492.8
Other notes payable and finance leases		0.4	0.8
Total long-term debt		2,919.8	3,167.6
Less: current portion		0.1	250.1
Long-term debt, excluding current portion		$2,919.7	$2,917.5
As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company's long-term debt was $2,792.4 and $2,975.3, respectively. Refer to Note 11 for details.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2024, there were no borrowings under the Credit Agreement; however, we had $9.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2024.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2024, the Company had uncommitted lines of credit in an aggregate amount of $794.4, under which we had outstanding borrowings of $23.9 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2024 was $46.9 with a weighted-average interest rate of approximately 7.1%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2024, there was no commercial paper activity and, as of September 30, 2024, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 4: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income available to IPG common stockholders	$20.1	$243.7	$345.0	$635.2

Weighted-average number of common shares outstanding - basic	373.9	383.6	376.2	385.0
Dilutive effect of stock options and restricted shares	2.9	1.9	2.5	1.8
Weighted-average number of common shares outstanding - diluted	376.8	385.5	378.7	386.8

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.64	$0.92	$1.65
Diluted	$0.05	$0.63	$0.91	$1.64

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2024	December 31, 2023
Salaries, benefits and related expenses	$372.9	$507.5
Interest	39.0	40.2
Income taxes payable	0.0	56.8
Office and related expenses	17.3	22.3
Acquisition obligations	4.9	2.9
Restructuring charges	0.2	0.6
Other	69.3	75.5
Total accrued liabilities	$503.6	$705.8

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2024 and 2023 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net losses on sales of businesses	$(1.7)	$(12.1)	$(6.4)	$(18.9)
Other	(1.0)	(1.6)	(7.0)	(5.9)
Total other expense, net	$(2.7)	$(13.7)	$(13.4)	$(24.8)
Net losses on sales of businesses – During the three and nine months ended September 30, 2024 and 2023, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of goodwill, accounts receivable, right-of-use assets, operating lease liabilities and accounts payable, as held for sale within our MD&E, IA&C and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and nine months ended September 30, 2024 and 2023, the amounts recognized were primarily related to pension and postretirement costs.

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
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30,
	2024	2023
Number of shares repurchased	7.3	6.1
Aggregate cost, including fees[1]	$230.1	$219.0
Average price per share, including fees	$31.40	$35.66

1The amount for the nine months ended September 30, 2024 and 2023 excludes $1.9 and $1.2 of estimated excise tax on net share repurchases, respectively.
We fully utilized the 2023 share repurchase program during the second quarter of 2024. As of September 30, 2024, $170.1, excluding fees, remains available for repurchase under the 2024 share repurchase program. There is no expiration date associated with the 2024 share repurchase program.

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
The following table presents changes in our redeemable non-controlling interests.

	Nine months ended September 30,
	2024	2023
Balance at beginning of period	$42.3	$38.3
Change in related non-controlling interests balance	1.3	(0.1)
Changes in redemption value of redeemable non-controlling interests:
Additions	2.7	7.4
Redemptions and other	(6.1)	(0.4)
Redemption value adjustments	5.1	(3.7)
Currency translation adjustments	0.3	(0.1)
Balance at end of period	$45.6	$41.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Held for Sale
Long-lived assets (disposal groups) to be sold are classified as held for sale in the period which all criteria are met. The Company measures assets (disposal group) held for sale at the lower of their carrying value or fair value less cost to sell.
During the third quarter of 2024, management determined that the assets and liabilities of both R/GA and Huge, two of our digital specialist agencies within our MD&E segment, met the criteria to be presented as held for sale. The planned disposals are expected to be completed within twelve months of designation and do not, individually or in aggregate, constitute a strategic shift of the Company's operations and therefore do not meet the discontinued operations criteria.
The Company recorded a loss within net losses on sales of businesses, included in Other Expense, net, upon classification as held for sale for one disposal group to adjust its carrying value to fair value less cost to sell. This is presented as a valuation allowance of $15.4 on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group. Any differences due to changes in fair values less costs to sell or carrying values for disposal groups will be recognized as a gain or loss in future financial statements. See further discussion below in the “Goodwill” section within Note 5.
The following table sets provides a reconciliation of the carrying amounts of major classes of assets and liabilities held for sale, respectively, to the amounts presented in the Company's consolidated balance sheets as of September 30, 2024.

September 30, 2024
ASSETS:
Cash and cash equivalents	$7.4
Accounts receivable	36.2
Accounts receivable, billable to clients	27.1
Goodwill and other intangibles	116.6
Property and equipment, net	15.4
Operating lease right-of-use assets	30.5
Other assets	5.6
Total assets	238.8
Valuation allowance	(15.4)
TOTAL ASSETS HELD FOR SALE	$223.4

LIABILITIES:
Accounts payable	$18.5
Accrued liabilities	6.1
Current portion of operating leases	3.1
Non-current operating leases	31.7
Other non-current liabilities	0.7
TOTAL LIABILITIES HELD FOR SALE	$60.1

NET ASSETS HELD FOR SALE	$163.3
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
During the third quarter of 2024, we concluded that declines in the forecasted performance of one of our reporting units included within our MD&E segment, combined with the classification of R/GA and Huge, which comprised a significant portion of the reporting unit, as held for sale was a triggering event which required a goodwill impairment assessment. As of August 31, 2024, we performed a pre-classification goodwill impairment test and determined that the carrying value of the reporting unit exceeded its fair value, and therefore, goodwill of the reporting unit was impaired. The Company completed an analysis to allocate goodwill to the remaining reporting unit, R/GA and Huge using a relative fair value approach. Additionally, we performed a post-classification goodwill impairment test on R/GA and Huge, as well as an impairment test of the businesses remaining within the reporting unit. We determined that the carrying value of one disposal group exceeded its fair value and goodwill was impaired. As a result of both the pre-classification and post-classification impairment tests, the Company recorded non-cash goodwill impairment charges of $232.1. We concluded that the fair value of the remaining reporting unit exceeded its carrying value and the remaining reporting unit was not impaired.
The fair value of both the reporting unit pre-classification and the fair values of the disposal groups and the remaining reporting unit that is in our ongoing operations for which we performed the quantitative interim impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally apply an equal weighting to the income and market approaches for our quantitative impairment test analysis, although higher weighting was given to the market approach for determining the fair value of disposal groups. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to the reporting unit and disposal groups include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples. Additionally, our determination of the market approach for the disposal groups also considered ranges of initial offers received as part of the sale process.
The discount rate used for the reporting unit and disposal groups is influenced by general market conditions as well as factors specific to the reporting unit. For the interim impairment tests of goodwill, the discount rates used ranged from 14.5% to 22.0%, and the terminal value growth rates were 2.5% and 3.0%. The terminal value growth rates represent the expected long-term growth rates. The revenue growth rates utilized in the interim impairment tests were between (2.0%) and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit and disposal groups provide for its clients, the geographic locations in which the reporting unit and disposal groups conduct business and the maturity of the reporting units and disposal groups. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting unit and could result in an impairment charge in the future.
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	MD&E	IA&C	SC&E	Total
Balance at December 31, 2023	$2,677.5	$1,723.2	$680.2	$5,080.9
Goodwill reallocation	13.3	(13.3)	—	—
Balance at January 1, 2024	2,690.8	1,709.9	680.2	5,080.9
Impairment of goodwill[1]	(232.1)	—	—	(232.1)
(Dispositions)/Acquisitions[2]	(116.5)	(1.2)	0.1	(117.6)
Foreign currency and other	5.0	0.8	1.7	7.5
Balance at September 30, 2024[3]	$2,347.2	$1,709.5	$682.0	$4,738.7
1.The amount for our MD&E segment includes impairment of $24.9 related to a disposal group.
2.The amount for the nine months ended September 30, 2024 within our MD&E segment represents goodwill allocated to businesses which are held for sale.
3.The goodwill balances at September 30, 2024 includes $207.2 of accumulated impairment related to the MD&E reportable segment. The accumulated impairment relates to impairment charges recorded during the third quarter of 2024.
Note 6:  Income Taxes

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
For the three and nine months ended September 30, 2024, our income tax expense was negatively impacted by the net tax expense on entities classified as Held for Sale, a reduced tax benefit on impairment of goodwill, and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. Our income tax expense was positively impacted by the settlement of the 2017 through 2019 New York State income tax audit. The adoption of the OECD's global tax reform initiative (known as Pillar 2) did not have a material impact on the third quarter and first nine months of 2024.
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

Note 7:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the nine months ended September 30, 2024.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.4	$31.39
Performance-based stock (shares)	2.8	$27.53
Cash-settled awards	0.1	$31.40
Total stock-based compensation awards	4.3
During the nine months ended September 30, 2024, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $1.5 and $16.7, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 8:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2023	$(789.1)	$33.5	$(190.6)	$(946.2)
Other comprehensive (loss) income before reclassifications	(3.8)	—	0.8	(3.0)
Amount reclassified from accumulated other comprehensive loss, net of tax	1.2	(2.1)	4.0	3.1
Balance as of September 30, 2024	$(791.7)	$31.4	$(185.8)	$(946.1)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2022	$(849.1)	$35.0	$(179.6)	$(993.7)
Other comprehensive (loss) income before reclassifications	(28.6)	0.5	2.8	(25.3)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.5	(1.3)	4.0	3.2
Balance as of September 30, 2023	$(877.2)	$34.2	$(172.8)	$(1,015.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2024	2023	2024	2023
Foreign currency translation adjustments	$1.2	$0.0	$1.2	$0.5	Other expense, net
Net gain on derivative instruments	(1.0)	(1.1)	(2.8)	(1.7)	Other expense, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	1.8	1.8	5.4	5.2	Other expense, net
Tax effect	(0.2)	—	(0.7)	(0.8)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.8	$0.7	$3.1	$3.2

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
In December 2023, the U.K. Pension Plan entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plan's future projected benefit obligations to covered participants. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in the second half of 2025. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0 and is subject to finalization of terms and changes in the British Pound Sterling.
The components of net periodic cost for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended September 30,	2024	2023	2024	2023	2024	2023
Service cost	$0.0	$0.0	$0.8	$0.8	$0.0	$0.0
Interest cost	1.0	1.0	3.8	3.9	0.2	0.2
Expected return on plan assets	(0.7)	(1.0)	(3.8)	(4.3)	0.0	0.0
Settlements	0.0	0.0	(0.1)	0.0	0.0	0.0
Amortization of:
Prior service cost	0.0	0.1	0.1	0.0	0.0	0.0
Unrecognized actuarial losses	0.3	0.4	1.5	1.3	0.0	0.0
Net periodic cost	$0.6	$0.5	$2.3	$1.7	$0.2	$0.2

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine Months Ended September 30,	2024	2023	2024	2023	2024	2023
Service cost	$0.0	$0.0	$2.5	$1.4	$0.0	$0.0
Interest cost	2.8	3.0	11.1	11.8	0.6	0.7
Expected return on plan assets	(2.1)	(3.0)	(11.1)	(12.8)	0.0	0.0
Settlements	0.0	0.0	(0.2)	0.0	0.0	0.0
Amortization of:
Prior service cost	0.0	0.1	0.1	0.1	0.0	0.0
Unrecognized actuarial losses	1.1	1.2	4.4	3.8	0.0	0.0
Net periodic cost	$1.8	$1.3	$6.8	$4.3	$0.6	$0.7
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2024, we contributed $0.0 and $7.8 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2024, we expect to contribute approximately $0.0 and $3.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 10:  Segment Information
As of September 30, 2024, we have three reportable segments: MD&E, IA&C, and SC&E. We also report results for the "Corporate and other" group.
MD&E primarily provides, and is distinguished by innovative capabilities and scale in, global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. MD&E is comprised of IPG Mediabrands and Acxiom, as well as our digital specialist agencies, which include MRM, R/GA, and Huge.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total revenue:
MD&E	$1,043.8	$1,075.1	$3,092.5	$3,137.8
IA&C	940.6	960.6	2,903.8	2,924.6
SC&E	644.4	642.8	1,838.4	1,803.6
Total	$2,628.8	$2,678.5	$7,834.7	$7,866.0

Revenue before billable expenses:
MD&E	$1,025.7	$1,060.0	$3,050.5	$3,086.8
IA&C	848.9	877.7	2,640.4	2,656.5
SC&E	368.1	371.3	1,061.8	1,071.1
Total	$2,242.7	$2,309.0	$6,752.7	$6,814.4

Restructuring[1]:
MD&E	$0.5	$(0.1)	$0.8	$(1.3)
IA&C	—	(0.5)	0.3	(0.2)
SC&E	—	(0.2)	0.3	0.7
Corporate and Other	—	0.2	—	0.1
Total	$0.5	$(0.6)	$1.4	$(0.7)

Segment EBITA[2]:
MD&E	$194.9	$209.1	$469.5	$433.5
IA&C	134.0	129.3	374.6	358.4
SC&E	78.5	77.7	175.9	194.2
Corporate and Other	(22.1)	(18.3)	(91.2)	(47.2)
Total	$385.3	$397.8	$928.8	$938.9

Amortization of acquired intangibles:
MD&E	$19.2	$19.4	$57.6	$58.1
IA&C	0.8	1.0	2.6	3.2
SC&E	0.3	0.6	1.2	1.8
Corporate and Other	0.0	0.0	0.0	0.0
Total	$20.3	$21.0	$61.4	$63.1

Impairment of goodwill:
MD&E	$232.1	$—	$232.1	$—
Total	$232.1	$—	$232.1	$—

Depreciation and amortization[3]:
MD&E	$27.5	$26.5	$80.8	$79.8
IA&C	12.8	13.3	38.0	40.6
SC&E	3.4	4.0	10.5	12.1
Corporate and Other	1.3	1.2	4.8	3.4
Total	$45.0	$45.0	$134.1	$135.9

Capital expenditures:

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	$18.2	$21.9	$57.2	$75.1
IA&C	7.6	14.6	16.5	23.5
SC&E	5.4	1.8	8.2	3.8
Corporate and Other	6.1	9.5	25.3	24.7
Total	$37.3	$47.8	$107.2	$127.1

1 Non-cash lease impairment costs were comprised of $0.4 at MD&E for the three months ended September 30, 2024. Non-cash lease impairment costs were comprised of $0.6 at MD&E, $0.3 at IA&C and $0.3 at SC&E for the nine months ended September 30, 2024. Non-cash lease impairment costs were comprised of ($0.1) at MD&E, ($0.6) at IA&C and ($0.2) at SC&E for the three months ended September 30, 2023. Non-cash lease impairment costs were comprised of ($1.3) at MD&E and ($0.8) at IA&C for the nine months ended September 30, 2023.
2 Segment EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, net income attributable to non-controlling interests, amortization of acquired intangibles and impairment of goodwill.
3 Excludes amortization of acquired intangibles.

	September 30, 2024	December 31, 2023
Total assets:
MD&E	$9,702.3	$10,737.5
IA&C	4,668.3	4,790.4
SC&E	1,777.4	1,800.6
Corporate and Other	935.2	1,938.8
Total	$17,083.2	$19,267.3

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
MD&E EBITA	$194.9	$209.1	$469.5	$433.5
IA&C EBITA	134.0	129.3	374.6	358.4
SC&E EBITA	78.5	77.7	175.9	194.2
Corporate and Other EBITA	(22.1)	(18.3)	(91.2)	(47.2)
Less: consolidated amortization of acquired intangibles	20.3	21.0	61.4	63.1
Less: impairment of goodwill	232.1	—	232.1	—
Operating income	132.9	376.8	635.3	875.8
Total (expenses) and other income	(23.4)	(37.3)	(69.5)	(91.7)
Income before income taxes	$109.5	$339.5	$565.8	$784.1

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2024. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$472.6	$—	$—	$472.6	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$5.0	$5.0	Accrued liabilities and Other non-current liabilities

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,521.5	$—	$—	$1,521.5	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$3.1	$3.1	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $1.9 from December 31, 2023 to September 30, 2024 is primarily due to the exercises of redeemable non-controlling interest, partially offset by payments related to our deferred acquisitions from prior-year acquisitions. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$—	$2,792.0	$0.4	$2,792.4	$—	$2,974.5	$0.8	$2,975.3
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of September 30, 2024 ranged from 4.0% to 6.0%.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 12:  Commitments and Contingencies
Guarantees
As discussed in our 2023 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of September 30, 2024 and December 31, 2023, the amount of parent company guarantees on lease obligations was $616.2 and $678.1, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $266.6 and $255.7, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $90.8 and $85.5, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both September 30, 2024, and December 31, 2023 there were no material assets pledged as security for such parent company guarantees.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications, commerce and business transformation services that measurably drive growth for businesses and brands. Combining the power of creativity and technology, our approximately 55,100 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
Our capabilities span ideation to execution: growth, product and experience design; technology and experience platforms; creative, media and marketing strategy; and campaign, content and channel orchestration. The work we produce for our clients is tailored specifically to their unique needs, opportunity and outcomes. Our solutions vary from project-based activity to long-term, fully integrated campaigns. Our operations support the strategic position that marketers have access to the best and most appropriate resources within IPG to drive business success, and may access these capabilities from across the IPG network in an open model that leverages our marketing intelligence platform, Interact. With operations in over 100 countries, we can operate in a single region or deliver global integrated programs.
We operate in a media, consumer and technology ecosystem that continues to evolve at a rapid pace. To help our clients win in a data-led and digital-first world, we have made and continue to make investments in strategic areas including commerce, retail media, artificial intelligence, audience resolution and production across world markets. In addition, we consistently review opportunities within our Company to enhance our operations through acquisitions and strategic alliances and internal programs that encourage client-centric collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
Home to some of the world’s best-known and most innovative communications specialists, IPG global brands include Acxiom, Craft, FCB, FutureBrand, Golin, Initiative, IPG Health, IPG Mediabrands, Jack Morton, KINESSO, MAGNA, McCann, Mediahub, Momentum, MRM, MullenLowe Global, Octagon, UM, Weber Shandwick and more.

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
Current Market Conditions
The global macroeconomic backdrop continues to be characterized by complex business, economic and geopolitical crosscurrents. Despite the potential for volatility, however, the macroeconomic business environment is broadly supportive, with the easing of US monetary policy and the consensus conviction that the U.S. has avoided a long-anticipated recession. Nonetheless, shifting political and economic developments domestically and the persistence of regional conflicts around the world has served to introduce a measure of macro caution. It is notable that media markets continue their robust and varied growth, most notably in digital addressable channels. Along with proliferating media complexity, consumers continue to evolve at pace in the ways they interact with brands. These latter trends in concert with a solid economy offer notable support to investment by large marketers in the advanced capabilities in which we specialize.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first nine months of 2024 were the Argentine Peso, the Japanese Yen and the Chilean Peso. The foreign currencies that most favorably impacted our results during the first nine months of 2024 were the British Pound Sterling, the Colombian Peso and the Euro.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Results for the three and nine months ended September 30, 2024, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2024. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,			Nine months ended September 30,
Statement of Operations Data	2024	2023	% Increase/ (Decrease)	2024	2023	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$2,242.7	$2,309.0	(2.9)%	$6,752.7	$6,814.4	(0.9)%
Billable expenses	386.1	369.5	4.5%	1,082.0	1,051.6	2.9%
Total revenue	$2,628.8	$2,678.5	(1.9)%	$7,834.7	$7,866.0	(0.4)%

OPERATING INCOME	$132.9	$376.8	(64.7)%	$635.3	$875.8	(27.5)%

Adjusted EBITA [1]	$385.3	$397.8	(3.1)%	$928.8	$938.9	(1.1)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$20.1	$243.7		$345.0	$635.2

Earnings per share available to IPG common stockholders:
Basic	$0.05	$0.64		$0.92	$1.65
Diluted	$0.05	$0.63		$0.91	$1.64

Operating Ratios
Organic change in revenue before billable expenses	0.0%	(0.4)%		1.0%	(0.8)%

Operating margin on revenue before billable expenses	5.9%	16.3%		9.4%	12.9%
Operating margin on total revenue	5.1%	14.1%		8.1%	11.1%

Adjusted EBITA margin on revenue before billable expenses [1]	17.2%	17.2%		13.8%	13.8%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	65.3%	66.3%		68.0%	69.1%
Office and other direct expenses	14.6%	13.8%		14.9%	14.5%
Selling, general and administrative expenses	0.9%	0.7%		1.3%	0.6%
Depreciation and amortization	2.9%	2.9%		2.9%	2.9%
Impairment of goodwill	10.3%	—%		3.4%	—%
Restructuring charges [2]	0.0%	(0.0) %		0.0%	(0.0) %

1    Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, net income attributable to non-controlling interests, amortization of acquired intangibles and impairment of goodwill. Refer to the “Non-GAAP Financial Measure” section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
2    For the three and nine months ended September 30, 2024, results include net restructuring charges of $0.5 and $1.4, respectively. For the three and nine months ended September 30, 2023, results include net restructuring charges of $(0.6) and $(0.7), respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Total revenue, which includes billable expenses, decreased (1.9)% during the third quarter of 2024. Our organic revenue before billable expenses was flat during the third quarter of 2024, compared to an organic decrease of (0.4)% during the third quarter of 2023. This was a result of net client wins and increased spending from existing clients in our food & beverage and consumer goods sectors being offset by net client losses and lower spending from existing clients in our auto & transportation and technology & telecom sectors. During the third quarter of 2024, our Adjusted EBITA margin on revenue before billable expenses was unchanged at 17.2% from the prior-year period as revenue before billable expenses and operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill, decreased. See further discussion below in the “Results of Operations” section.
Total revenue, which includes billable expenses, decreased (0.4)% during the first nine months of 2024. Our organic increase of revenue before billable expenses was 1.0% during the first nine months of 2024, compared to an organic decrease of (0.8)% during the first nine months of 2023. The increase was due to net client wins and increased spending from existing clients in our healthcare and food & beverage sectors, partially offset by net client losses and lower spending from existing clients in our auto & transportation and technology & telecom sectors. During the first nine months of 2024, our Adjusted EBITA margin on revenue before billable expenses was unchanged at 13.8% from the prior-year period as revenue before billable expenses and operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill, decreased. See further discussion below in the “Results of Operations” section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
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

		Components of Change				Change
	Three months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2024	Organic	Total
Consolidated	$2,309.0	$(10.4)	$(56.1)	$0.2	$2,242.7	0.0%	(2.9)%
Domestic	1,509.9	—	(42.3)	0.2	1,467.8	0.0%	(2.8)%
International	799.1	(10.4)	(13.8)	0.0	774.9	0.0%	(3.0)%
United Kingdom	193.0	4.1	(2.0)	(1.3)	193.8	(0.7)%	0.4%
Continental Europe	178.3	0.5	(2.3)	1.0	177.5	0.6%	(0.4)%
Asia Pacific	175.3	(0.2)	(5.3)	(12.9)	156.9	(7.4)%	(10.5)%
Latin America	114.8	(12.8)	(1.3)	11.2	111.9	9.8%	(2.5)%
Other	137.7	(2.0)	(2.9)	2.0	134.8	1.5%	(2.1)%
The organic change of revenue before billable expenses was 0.0% during the third quarter of 2024. The organic change in our domestic market was primarily due to revenue increases at our media businesses, sports marketing business, public relations agencies and data management and analytics, offset by revenue decreases at our advertising businesses and digital project-based offerings. In our international markets, the organic change was driven by revenue increases at our advertising businesses primarily in our Continental Europe and Latin America regions and revenue increases at our media businesses in our Latin America and United Kingdom regions, offset by revenue decreases at our media businesses primarily in our Asia Pacific and Continental Europe regions.

		Components of Change				Change
	Nine months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2024	Organic	Total
Consolidated	$6,814.4	$(21.5)	$(108.4)	$68.2	$6,752.7	1.0%	(0.9)%
Domestic	4,512.3	—	(94.1)	51.4	4,469.6	1.1%	(0.9)%
International	2,302.1	(21.5)	(14.3)	16.8	2,283.1	0.7%	(0.8)%
United Kingdom	548.1	14.0	(2.0)	5.4	565.5	1.0%	3.2%
Continental Europe	534.5	(0.8)	(5.3)	27.8	556.2	5.2%	4.1%
Asia Pacific	511.8	(12.0)	(2.8)	(30.0)	467.0	(5.9)%	(8.8)%
Latin America	301.9	(17.3)	(1.3)	17.9	301.2	5.9%	(0.2)%
Other	405.8	(5.4)	(2.9)	(4.3)	393.2	(1.1)%	(3.1)%
The organic increase of revenue before billable expenses was 1.0% during the first nine months of 2024. The organic increase in our domestic market was primarily due to revenue increases at our media businesses, public relations agencies and advertising businesses, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the 0.7% organic increase was driven by revenue increases at our advertising businesses in our Continental Europe and United Kingdom regions and at our media businesses in our Latin America region, partially offset by revenue decreases at our digital project-based offerings across nearly all regions and revenue decreases across most disciplines in our Asia Pacific region.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Increase/ (Decrease)	2024	2023	% Increase/ (Decrease)
Salaries and related expenses	$1,464.0	$1,531.1	(4.4)%	$4,594.4	$4,707.0	(2.4)%

As a % of revenue before billable expenses:
Salaries and related expenses	65.3%	66.3%		68.0%	69.1%
Base salaries, benefits and tax	58.0%	58.4%		59.5%	60.6%
Incentive expense	2.2%	2.6%		2.8%	2.8%
Severance expense	1.1%	1.0%		1.6%	1.4%
Temporary help	3.0%	3.4%		3.1%	3.3%
All other salaries and related expenses	1.0%	0.9%		1.0%	1.0%
Total salaries and related expenses decreased (4.4)% during the third quarter of 2024 as compared to the prior-year period, primarily driven by decreased base salaries, benefits and tax, performance-based employee compensation expense and temporary help expense.
Total salaries and related expenses decreased (2.4)% during the first nine months of 2024 as compared to the prior-year period, primarily driven by factors similar to those noted above for the third quarter of 2024, partially offset by increased severance expense.
Office and Other Direct Expenses

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Increase/ (Decrease)	2024	2023	% Increase/ (Decrease)
Office and other direct expenses	$327.1	$318.8	2.6%	$1,007.6	$989.6	1.8%

As a % of revenue before billable expenses:
Office and other direct expenses	14.6%	13.8%		14.9%	14.5%
Occupancy expense	4.2%	4.2%		4.2%	4.2%
All other office and other direct expenses [1]	10.4%	9.6%		10.7%	10.3%

1Includes client service costs, including technology & software, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses increased by 2.6% during the third quarter of 2024 as compared to the prior-year period. The increase in office and other direct expenses was mainly due to increases in expenses related to technology & software, as well as increases in expenses related to company meetings and conferences and bad debt expense.
Office and other direct expenses increased by 1.8% during the first nine months of 2024 as compared to the prior-year period. The increase in office and other direct expenses was primarily due to increases in expenses related to technology & software, bad debt expense, and expenses related to new business development, partially offset by decreases in occupancy expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three and nine months ended September 30, 2024, SG&A increased as compared to the prior-year period, primarily due to increases in base salaries, benefits and tax technology & software expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Depreciation and Amortization
During the third quarter and first nine months of 2024, depreciation and amortization expenses decreased compared to the prior-year period.
Impairment of Goodwill
During the third quarter and first nine months of 2024, we recorded impairment of goodwill of $232.1.
Restructuring Charges
During the third quarter and first nine months of 2024 and 2023, restructuring charges represent adjustments to our restructuring actions taken in 2020 and 2022.
EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash interest on debt obligations	$(54.6)	$(58.4)	$(173.9)	$(162.0)
Non-cash interest	(0.3)	(0.3)	(1.7)	(2.2)
Interest expense	(54.9)	(58.7)	(175.6)	(164.2)
Interest income	34.2	35.1	119.5	97.3
Net interest expense	(20.7)	(23.6)	(56.1)	(66.9)
Other expense, net	(2.7)	(13.7)	(13.4)	(24.8)
Total (expenses) and other income	$(23.4)	$(37.3)	$(69.5)	$(91.7)
Net interest expense decreased by $2.9 and $10.8 for the three and nine months ended September 30, 2024, compared to a year ago, primarily attributable to higher interest rates, offset by lower average balances on net deposits.
Other Expense, Net
Results of operations for the three and nine months ended September 30, 2024 and 2023 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net losses on sales of businesses	$(1.7)	$(12.1)	$(6.4)	$(18.9)
Other	(1.0)	(1.6)	(7.0)	(5.9)
Total other expense, net	$(2.7)	$(13.7)	$(13.4)	$(24.8)
Net losses on sales of businesses – During the three and nine months ended September 30, 2024 and 2023, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of goodwill, accounts receivable, right-of-use assets, operating lease liabilities and accounts payable, as held for sale within our MD&E, IA&C and SC&E reportable segments. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three and nine months ended September 30, 2024 and 2023, the amounts recognized were primarily related to pension and postretirement costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
INCOME BEFORE INCOME TAXES	$109.5	$339.5	$565.8	$784.1
Provision for income taxes	$85.3	$91.5	$208.2	$135.9
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2024, our income tax expense was negatively impacted by the net tax expense on entities classified as Held for Sale, a reduced tax benefit on impairment of goodwill, and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. Our income tax expense was positively impacted by the settlement of the 2017 through 2019 New York State income tax audit.
For the three and nine months ended September 30, 2023, our income tax expense was negatively impacted by tax expense associated with the change to our assertion regarding the permanent reinvestment of undistributed earnings attributable to certain foreign subsidiaries. For the nine months ended September 30, 2023, our income tax expense was positively impacted by a benefit of $64.2 related to the settlement of the 2017 and 2018 U.S. Federal income tax audit and excess tax benefits on employee share-based payments, the majority of which were recognized in the first quarter due to the timing of the vesting of awards.
EARNINGS PER SHARE
    Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2024 were $0.05 and $0.92, respectively, compared to basic earnings per share of $0.64 and $1.65 for the three and nine months ended September 30, 2023, respectively. Diluted earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2024 were $0.05 and $0.91, respectively, compared to diluted earnings per share of $0.63 and $1.64 for the three and nine months ended September 30, 2023, respectively.
    Basic and diluted earnings per share for the three months ended September 30, 2024 included negative impacts of $0.04 from the amortization of acquired intangibles, $0.57 and $0.56, respectively, from impairment of goodwill, and $0.04 from net losses on sales of businesses and the classification of certain assets as held for sale..
    Basic and diluted earnings per share for the nine months ended September 30, 2024 included negative impacts of $0.13 from the amortization of acquired intangibles, $0.56 from impairment of goodwill and $0.06 from net losses on sales of businesses and the classification of certain assets as held for sale.
    Basic and diluted earnings per share for the three months ended September 30, 2023 included negative impacts of $0.04 from the amortization of acquired intangibles and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.
    Basic and diluted earnings per share for the nine months ended September 30, 2023 included a positive impact of $0.17 related to the settlement of U.S. Federal Income Tax Audits for the years 2017-2018, negative impacts of $0.13 from the amortization of acquired intangibles and $0.04 from net losses on sales of businesses and the classification of certain assets as held for sale, as well as a loss related to the sale of an equity investment.

Segment Results of Operations – Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have three reportable segments as of September 30, 2024: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2024	Organic	Total
Consolidated	$1,060.0	$(6.5)	$(40.6)	$12.8	$1,025.7	1.2%	(3.2)%
Domestic	665.2	—	(28.7)	19.8	656.3	3.0%	(1.3)%
International	394.8	(6.5)	(11.9)	(7.0)	369.4	(1.8)%	(6.4)%
The organic increase during the third quarter of 2024 was mainly attributable to higher spending from existing clients and net client wins in our healthcare, food & beverage and consumer goods sectors, partially offset by net client losses and lower spending from existing clients in our auto & transportation sector. The organic increase in our domestic market during the third quarter of 2024 was primarily driven by revenue increases at our media businesses and data management and analytics, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the organic decrease was driven by revenue decreases at our media businesses primarily in our Asia Pacific and Continental Europe regions and revenue decreases at our digital project-based offerings primarily in our United Kingdom region, partially offset by revenue increases at our media businesses and digital project-based offerings primarily in our Latin America regions.

		Components of Change				Change
	Nine months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2024	Organic	Total
Consolidated	$3,086.8	$(12.1)	$(40.6)	$16.4	$3,050.5	0.5%	(1.2)%
Domestic	1,974.9	—	(28.7)	21.4	1,967.6	1.1%	(0.4)%
International	1,111.9	(12.1)	(11.9)	(5.0)	1,082.9	(0.4)%	(2.6)%
The organic increase during the first nine months of 2024 was mainly attributable to higher spending from existing clients and net client wins in our healthcare, food & beverage and retail sectors, partially offset by net client losses and lower spending from existing clients in our auto & transportation sector and net client losses in our financial services and technology & telecom sectors. The 1.1% organic increase during the first nine months of 2024 in our domestic market was attributable to revenue increases at our media businesses and data management and analytics, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the organic decrease was primarily driven by revenue decreases at our digital project-based offerings across most regions and decreases across all disciplines in our Asia Pacific region, partially offset by revenue increases at our media businesses primarily in our Latin America region.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Segment EBITA	$194.9	$209.1	(6.8)%	$469.5	$433.5	8.3%
Segment EBITA margin on revenue before billable expenses	19.0%	19.7%		15.4%	14.0%
Segment EBITA margin decreased during the third quarter of 2024 compared to the prior-year period, as the decrease in our revenue before billable expenses, inclusive of the organic increase as discussed above, outpaced the decrease in our operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill. Salaries and related expenses decreased as compared to the prior-year period, primarily driven by decreases in base salaries, benefits and tax, temporary help expense and severance expense, partially offset by increases in performance-based employee compensation expense. Office and other direct expense increased mainly due to foreign currency losses and increases in expenses related to company meetings and conferences and occupancy expense, partially offset by decreases in client service costs and technology & software expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA margin increased during the first nine months of 2024 compared to the prior-year period, as the decrease in our operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill, outpaced the decrease in our revenue before billable expenses, inclusive of the organic increase as discussed above. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by decreases in base salaries, benefits and tax, temporary help expense and severance expense.Office and other direct expense increased primarily driven by increases in bad debt expense, professional consulting fees and and occupancy expense, partially offset by decreases in client service costs and lower foreign currency losses.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.7% and 2.6% during the third quarter and first nine months of 2024, respectively, which increased slightly as compared to the prior-year periods.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2024	Organic	Total
Consolidated	$877.7	$(4.3)	$(7.5)	$(17.0)	$848.9	(1.9)%	(3.3)%
Domestic	578.2	—	(7.5)	(24.1)	546.6	(4.2)%	(5.5)%
International	299.5	(4.3)	—	7.1	302.3	2.4%	0.9%
The organic decrease during the third quarter of 2024 was due to lower spending from existing clients in our healthcare sector and lower spending from existing clients and net client losses in our technology & telecom and auto & transportation sectors, partially offset by net client wins in our financial services sector and net client wins and increased spending from existing clients in our consumer goods sector. The (4.2)% organic decrease during the third quarter of 2024 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the 2.4% organic increase was due to revenue increases in our advertising businesses primarily in the Continental Europe and Latin America regions, partially offset by revenue decreases in the United Kingdom region.

		Components of Change				Change
	Nine months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2024	Organic	Total
Consolidated	$2,656.5	$(10.3)	$(43.7)	$37.9	$2,640.4	1.4%	(0.6)%
Domestic	1,777.9	—	(46.1)	14.8	1,746.6	0.8%	(1.8)%
International	878.6	(10.3)	2.4	23.1	893.8	2.6%	1.7%
The organic increase during the first nine months of 2024 was due to net client wins in our healthcare sector, partially offset by net client losses and lower spending from existing clients in our technology & telecom and retail sectors. The 0.8% organic increase during the first nine months of 2024 in our domestic market was due to revenue increases in our advertising businesses. In our international markets, the 2.6% organic increase was due to revenue increases in our advertising businesses primarily in our Continental Europe and United Kingdom regions, partially offset by revenue decreases in our Other region led by Canada and our Latin America region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Segment EBITA	$134.0	$129.3	3.6%	$374.6	$358.4	4.5%
Segment EBITA margin on revenue before billable expenses	15.8%	14.7%		14.2%	13.5%
Segment EBITA margin increased during the third quarter of 2024 compared to the prior-year period, as the decrease in our revenue before billable expenses, as discussed above, was outpaced by the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Salaries and related expenses decreased as compared to the prior-year period, primarily driven by decreases in base salaries, benefits and tax, performance-based employee compensation expense and temporary help expense, partially offset by increases in severance expense. Office and other direct expense decreased mainly due to decreases in occupancy expense, new business development and client service costs, partially offset by increases in contingent acquisition obligations and dues and subscriptions.
Segment EBITA margin increased during the first nine months of 2024 compared to the prior-year period, as the decrease in our revenue before billable expenses, inclusive of the organic increase discussed above, was outpaced by the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by factors similar to those noted above for the third quarter of 2024. Office and other direct expense decreased primarily driven by decreases in occupancy expense, professional consulting fees, foreign currency gains as well as decreases in expenses related to company meetings and conferences, partially offset by increases in new business development.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.5% during the third quarter and first nine months of 2024, which decreased slightly compared to the prior-year period.
Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2024	Organic	Total
Consolidated	$371.3	$0.4	$(8.0)	$4.4	$368.1	1.2%	(0.9)%
Domestic	266.5	—	(6.1)	4.5	264.9	1.7%	(0.6)%
International	104.8	0.4	(1.9)	(0.1)	103.2	(0.1)%	(1.5)%
The organic increase during the third quarter of 2024 was mainly attributable to higher spending from existing clients in our other and food & beverage sectors and net client wins in our consumer goods sector, partially offset by lower spending from existing clients in our technology & telecom and auto & transportation sectors. The organic increase of 1.7% during the third quarter of 2024 in our domestic market was driven by revenue increases at our public relations agencies and sports marketing business. In our international markets, the (0.1)% organic change was driven by revenue decreases at our public relations agencies in our Asia Pacific and United Kingdom regions, partially offset by revenue increases at our experiential businesses primarily in our United Kingdom and Continental Europe regions.

		Components of Change				Change
	Nine months ended September 30, 2023	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2024	Organic	Total
Consolidated	$1,071.1	$0.9	$(24.1)	$13.9	$1,061.8	1.3%	(0.9)%
Domestic	759.5	—	(19.3)	15.2	755.4	2.0%	(0.5)%
International	311.6	0.9	(4.8)	(1.3)	306.4	(0.4)%	(1.7)%
The organic increase during the first nine months of 2024 was mainly attributable to higher spending from existing clients in our food & beverage sector and net client wins and higher spending from existing clients in our consumer goods sector,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

partially offset by lower spending from existing clients in our technology & telecom and auto & transportation sectors. The organic increase of 2.0% during the first nine months of 2024 in our domestic market was driven by revenue increases at our public relations agencies, partially offset by revenue decreases at our experiential businesses. In our international markets, the (0.4)% organic decrease was driven by revenue decreases at our public relations agencies and experiential businesses in our Asia Pacific region, partially offset by revenue increases at our experiential businesses primarily in the Continental Europe region.

Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Segment EBITA	$78.5	$77.7	1.0%	$175.9	$194.2	(9.4)%
Segment EBITA margin on revenue before billable expenses	21.3%	20.9%		16.6%	18.1%
Segment EBITA margin decreased slightly during the third quarter of 2024 compared to the prior-year period, as the decrease in our revenue before billable expenses, inclusive of the organic increase discussed above, outpaced the decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily due to decreases in performance-based employee compensation expense, temporary help expense and base salaries, benefits and tax, partially offset by increased severance expense. Office and other direct expense increased mainly due to foreign currency losses as well as increases in professional consulting fees, new business development and client service costs, partially offset by decreases in travel and entertainment expense, technology & software expenses and occupancy expenses.
Segment EBITA margin decreased during the first nine months of 2024 compared to the prior-year period, as our revenue before billable expenses, inclusive of the organic increase discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. The increase in salaries and related expenses, as compared to the prior-year period, was primarily due to increases in base salaries, benefits and tax, partially offset by decreases in performance-based compensation expense. Office and other direct expense increased mainly due to increases in new business development and a year-over-year change in contingent acquisition obligations, partially offset by decreases in occupancy expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 0.9% during the third quarter and first nine months of 2024, which decreased slightly as compared to the prior-year period.
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
During the third quarter of 2024, Corporate and Other expenses increased by $3.8 compared to the prior-year period to $22.1, primarily attributable to an increase in selling, general and administrative expenses, which is discussed in the Results of Operations section. During the first nine months of 2024, Corporate and Other expenses increased by $44.0 compared to the prior-year period to $91.2, primarily attributable to an increase in selling, general and administrative expenses, which is discussed in the Results of Operations section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2024	2023
Net income	$357.4	$646.5
Adjustments to reconcile to net cash used in operating activities [1]	505.7	272.9
Net cash used in working capital [2]	(619.1)	(1,099.1)
Changes in other non-current assets and liabilities	(56.9)	(160.4)
Net cash provided by (used in) operating activities	$187.1	$(340.1)
Net cash used in investing activities	(131.8)	(204.3)
Net cash used in financing activities	(897.6)	(390.0)

1Consist primarily of goodwill impairment, depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, deferred income taxes.
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
Net cash provided by operating activities during the first nine months of 2024 was $187.1 as compared to net cash used in operating activities of $340.1 in the first nine months of 2023, primarily attributable to a decrease in working capital usage of $480.0. Working capital use was primarily impacted by the spending levels of our clients and variation in the timing of collections and payments around the reporting period.
Investing Activities
Net cash used in investing activities during the first nine months of 2024 was $131.8, which was a decrease of $72.5 as compared to the first nine months of 2023, primarily driven by a decrease of $97.0 in the purchase of short-term marketable securities, partially offset by a decrease from the net proceeds from sale of businesses, net of cash sold of $32.8. Payments for capital expenditures decreased to $107.2 in the first nine months of 2024 from $127.1 in the first nine months of 2023, primarily attributable to lower spending on computer hardware and internal-use computer software, as well as lower spending on leasehold improvements.
Financing Activities

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net cash used in financing activities during the first nine months of 2024 was $897.6, primarily driven by the payment of common stock dividends of $373.7, repayment of long-term debt of $250.1 and common stock repurchases of $230.1.
Net cash used in financing activities during the first nine months of 2023 was $390.0, primarily driven by the payment of common stock dividends of $361.2 and common stock repurchases of $219.0, partially offset by net proceeds of $296.3 from the issuance our of $300.0 aggregate principal amount of 5.375% unsecured senior notes due 2033 (the "5.375% Senior Notes").
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net decrease of $11.1 during the first nine months of 2024. The decrease was primarily a result of the U.S. Dollar being stronger than several foreign currencies, including the British Pound, Canadian Dollar and Brazilian Real as of September 30, 2024 as compared to December 31, 2023.
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
Notable funding requirements include:
•Debt service – Our 4.200% unsecured senior notes in aggregate principal amount of $250.0 matured on April 15, 2024. We used cash on hand to fund the principal repayment. As of September 30, 2024, we had outstanding short-term borrowings of $23.9 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2028 through 2048.
•Acquisitions – We paid deferred payments of $8.9 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first nine months of 2024. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $5.0 over the next twelve months related to all completed acquisitions as of September 30, 2024. We may also be required to pay approximately $10.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first nine months of 2024, we paid a quarterly cash dividend of $0.330 per share on our common stock, which corresponded to an aggregate dividend payment of $373.7. Assuming we pay a quarterly dividend of $0.330 per share, and there is no significant change in the number of outstanding shares as of September 30, 2024, we would expect to pay approximately $491.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors (the "Board") and will depend upon factors such as our earnings, financial position and cash requirements.
•U.K. Pension Plan – In December 2023, the Interpublic Limited Pension Plan in the U.K., (the "U.K. Pension Plan") the Company's U.K. defined benefit pension plan, entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plans future projected benefit obligations to covered participants. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

all liabilities of the plan to the insurer, which the Company anticipates to be completed in the second half of 2025. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0 and is subject to finalization of terms and changes in the British Pound Sterling.
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
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We fully utilized the 2023 share repurchase program during the second quarter of 2024. As of September 30, 2024, $170.1, excluding fees, remains available under the 2024 share repurchase program. There is no expiration date associated with the 2024 share repurchase program.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029, and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2024, there were no borrowings under the Credit Agreement; however, we had $9.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2024. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	September 30, 2024	Credit Agreement EBITDA Reconciliation	September 30, 2024
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$808.2
Actual leverage ratio	1.64x	Non-operating adjustments [2]	433.9
		Operating income	1,242.1
		Add:
		Depreciation and amortization	324.1
		Other non-cash charges reducing operating income	234.0
		Credit Agreement EBITDA [1]	$1,800.2

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA (as defined in the Credit Agreement) for the four quarters then ended.
2Includes adjustments of the following items from our Consolidated Statements of Operations: provision for income taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, and net income attributable to non-controlling interests.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2024, the Company had uncommitted lines of credit in an aggregate amount of $794.4, under which we had outstanding borrowings of $23.9 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2024 was $46.9 with weighted-average interest rate of approximately 7.1%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2024, there was no commercial paper activity, and as of September 30, 2024, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2024, the amount netted was $2,522.1.
DEBT CREDIT RATINGS
Our debt credit ratings as of October 18, 2024, are listed below.

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
Goodwill
During the third quarter of 2024, we concluded that declines in the forecasted performance of one of our reporting units included within our MD&E segment, combined with the classification of R/GA and Huge, which comprised a significant portion of the reporting unit, as held for sale was a triggering event which required a goodwill impairment assessment. As of August 31, 2024, we performed a pre-classification goodwill impairment test and determined that the carrying value of the reporting unit exceeded its fair value, and therefore, goodwill of the reporting unit was impaired. The Company completed an analysis to allocate goodwill to the remaining reporting unit, R/GA and Huge using a relative fair value approach. Additionally, we performed a post-classification goodwill impairment test on R/GA and Huge, as well as an impairment test of the businesses remaining within the reporting unit. We determined that the carrying value of one disposal group exceeded its fair value and goodwill was impaired. As a result of both the pre-classification and post-classification impairment tests, the Company recorded non-cash goodwill impairment charges of $232.1. We concluded that the fair value of the remaining reporting unit exceeded its carrying value and the remaining reporting unit was not impaired.
The fair value of both the reporting unit pre-classification and the fair values of the disposal groups and the remaining reporting unit that is in our ongoing operations for which we performed the quantitative interim impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally apply an equal weighting to the income and market approaches for our quantitative impairment test analysis, although higher weighting was given to the market approach for determining the fair value of disposal groups. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to the reporting unit and disposal groups include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples. Additionally, our determination of the market approach for the disposal groups also considered ranges of initial offers received as part of the sale process.
The discount rate used for the reporting unit and disposal groups is influenced by general market conditions as well as factors specific to the reporting unit. For the interim impairment tests of goodwill, the discount rates used ranged from 14.5% to 22.0%, and the terminal value growth rates were 2.5% and 3.0%. The terminal value growth rates represent the expected long-term growth rates. The revenue growth rates utilized in the interim impairment tests were between (2.0%) and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit and disposal groups provide for its clients, the geographic locations in which the reporting unit and disposal groups conduct business and the maturity of the reporting units and disposal groups. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting unit and could result in an impairment charge in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We also performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for the reporting unit and disposal unit, where the low end of the range increases discount rates by 0.5%, and the high end of the range decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test.
The table below displays the midpoint of the fair value range for the remaining reporting unit tested in the interim impairment test, indicating that the fair value exceeded the carrying value for the reporting unit.

	2024 Interim Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$402.5	> 2%
Based on the analysis described above, we determined the goodwill of the remaining reporting unit was not impaired as of September 30, 2024, because the fair value of the reporting unit was in excess of its carrying value.
We also considered the potential for goodwill impairment of our other reporting units. Our review of our other reporting units did not indicate an impairment triggering event as of September 30, 2024.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Loss of Unconsolidated Affiliates, Net Income Attributable to Non-controlling Interests, Amortization of Acquired Intangibles and Impairment of Goodwill, which we refer to as “Adjusted EBITA”.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income:

•Total (Expenses) and Other Income, Provision for Income Taxes, Equity in Net Loss of Unconsolidated Affiliates, and Net Income Attributable to Non-controlling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.
•Amortization of Acquired Intangibles and Impairment of Goodwill. Amortization of acquired intangibles is a non-cash expense relating to intangible assets arising from acquisitions that are expensed on a straight-line basis over the estimated useful life of the related assets. Impairment of goodwill is a non-cash expense recognized when the carrying value of a reporting unit exceeds its fair value. We exclude amortization of acquired intangibles and impairment of goodwill because we believe that (i) the amounts of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization, or changes in the carrying values or fair values of goodwill reporting units. Accordingly, we believe that this exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that the use of intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expenses may recur in future periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue before billable expenses	$2,242.7	$2,309.0	$6,752.7	$6,814.4

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1]	$20.1	$243.7	$345.0	$635.2

Add Back:
Provision for income taxes	85.3	91.5	208.2	135.9
Subtract:
Total (expenses) and other income	(23.4)	(37.3)	(69.5)	(91.7)
Equity in net loss of unconsolidated affiliates	0.0	(2.3)	(0.2)	(1.7)
Net income attributable to non-controlling interests	(4.1)	(2.0)	(12.4)	(11.3)
Operating Income [1]	132.9	376.8	635.3	875.8
Add Back:
Amortization of acquired intangibles	20.3	21.0	61.4	63.1
Impairment of goodwill	232.1	—	232.1	—
Adjusted EBITA [1]	$385.3	$397.8	$928.8	$938.9
Adjusted EBITA Margin on Revenue before billable expenses	17.2%	17.2%	13.8%	13.8%

1 Calculations include restructuring charges of $0.5 and $1.4 for the three and nine months ended September 30, 2024 and $(0.6) and $(0.7) for the three and nine months ended September 30, 2023, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the third quarter of 2024. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of both September 30, 2024 and December 31, 2023, approximately 99% of our debt obligations bore interest rates at fixed rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2023 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2023 Annual Report on Form 10-K (the “2023 Annual Report”), which could materially affect our business, financial condition or future results. In the third quarter of 2024, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2023 Annual Report. The risks described in our 2023 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from July 1, 2024, to September 30, 2024:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	1,283,483	$30.89	1,282,462	$230,455,100
August 1 - 31	2,055	$32.49	—	$230,455,100
September 1 - 30	1,951,680	$30.96	1,950,640	$170,066,504
Total	3,237,218	$30.93	3,233,102
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 1,021 Withheld Shares in July 2024; 2,055 Withheld Shares in August 2024; and 1,040 Withheld Shares in September 2024, for a total of 4,116 Withheld Shares during the three-month period.

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

3On February 7, 2024, the Company's Board of Directors authorized a share repurchase program to repurchase from time to time up to $320.0 million, excluding fees, of our common stock. There is no expiration date associated with the share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents are listed in the Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Employment Agreement, dated October 2, 2024, between Interpublic and Christopher Carroll is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2024.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File for the period ended September 30, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: October 23, 2024

By	/s/ Christopher F. Carroll
Christopher F. Carroll Executive Vice President, Controller and Chief Accounting and Business Transformation Officer (Principal Accounting Officer)
Date: October 23, 2024