Form 10-K
period 2024-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2025-02-20
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2024, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $10.9 billion. The number of shares of the registrant’s common stock outstanding as of February 14, 2025 was 372,649,160.

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
On December 8, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omnicom Group Inc. (“Omnicom”), pursuant to which a merger subsidiary of Omnicom will merge with and into IPG, with IPG surviving the merger as a direct wholly owned subsidiary of Omnicom. The forward-looking statements in this report, other than the statements regarding the proposed merger transaction with Omnicom, do not assume the consummation of the proposed transactions unless specifically stated otherwise.

Actual results and outcomes could differ materially for a variety of reasons, including, among others:
•risks relating to the pending merger transaction with Omnicom, including: the occurrence of any event, change, or other circumstances that could delay or prevent closing of the proposed transactions with Omnicom, or give rise to the termination of the Merger Agreement; unanticipated costs or restrictions resulting from regulatory review of the merger transactions; restrictions on our business activities imposed by the Merger Agreement; costs incurred in connection with the merger and subsequent integration with Omnicom; litigation risks relating to the merger; any failure to integrate successfully the business and operations of Omnicom and IPG in the expected time frame, to realize all of the anticipated benefits of the combination or to effectively manage the combined companies’ expanded operations; and any merger-related loss of clients, service providers, vendors, or other business counterparties;
•the effects of a challenging economy on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
•our ability to attract new clients and retain existing clients, including as a result of the announced merger transaction with Omnicom;
•our ability to retain and attract key employees, including as a result of the announced merger transaction with Omnicom;
•unanticipated changes in the competitive environment in the marketing and communications services industry, including risks and challenges from new or developing technologies such as artificial intelligence (AI);
•risks associated with the effects of global, national and regional economic and political conditions, including counterparty risks and fluctuations in interest rates, inflation rates and currency exchange rates;
•the economic or business impact of military or political conflict in key markets, or any significant market disruptions as a result of factors like public health crises;
•developments from changes in the regulatory and legal environment for advertising and marketing services companies around the world, including laws and regulations related to data protection and consumer privacy;
•the impact on our business as a result of general or directed cybersecurity events; and
•risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a challenging economy, and potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments.
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

ADDITIONAL INFORMATION ABOUT THE TRANSACTION WITH OMNICOM AND WHERE TO FIND IT
In connection with the proposed transaction, IPG and Omnicom have filed a joint proxy statement with the SEC on January 17, 2025 and Omnicom has filed with the SEC a registration statement on Form S-4 on January 17, 2025 (File No.333-284358) (“Form S-4”) that includes the joint proxy statement of IPG and Omnicom and that also constitutes a prospectus of Omnicom. Each of IPG and Omnicom may also file other relevant documents with the SEC regarding the proposed transaction. This document is not a substitute for the joint proxy statement/prospectus or registration statement or any other document that IPG or Omnicom may file with the SEC. The definitive joint proxy statement/prospectus have been mailed to stockholders of IPG and Omnicom. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT, JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT HAVE BEEN AND MAY BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT IPG, OMNICOM AND THE PROPOSED TRANSACTION.
Investors and security holders are able to obtain free copies of the registration statement, joint proxy statement/prospectus and other documents containing important information about IPG, Omnicom and the proposed transaction, through the website maintained by the SEC at http://www.sec.gov. Copies of the registration statement, joint proxy statement/prospectus and other documents (if and when available) filed with the SEC by IPG may be obtained free of charge on IPG’s website at https://investors.interpublic.com/sec-filings/financial-reports or, alternatively, by directing a request by mail to IPG’s Corporate Secretary at The Interpublic Group of Companies, Inc., 909 Third Avenue, New York, NY 10022, Attention: SVP & Secretary. Copies of the registration statement and joint proxy statement/prospectus and other documents (if and when available) filed with the SEC by Omnicom may be obtained free of charge on Omnicom’s website at https://investor.omnicomgroup.com/financials/sec-filings/default.aspx or, alternatively, by directing a request by mail to Omnicom’s Corporate Secretary at Omnicom Group Inc., 280 Park Avenue, New York, New York 10017.

PARTICIPANTS IN THE SOLICITATION
IPG, Omnicom, and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about the directors and executive officers of IPG, including a description of their direct or indirect interests, by security holdings or otherwise, is set forth in this annual report on Form 10-K, including under the heading “Executive Officers of the Registrant,” and proxy statement for IPG’s 2024 Annual Meeting of Stockholders, which was filed with the SEC on April 12, 2024, including under the headings “Board Composition,” “Non-Management Director Compensation,” “Executive Compensation” and “Outstanding Shares and Ownership of Common Stock.” To the extent holdings of IPG common stock by the directors and executive officers of IPG have changed from the amounts reflected therein, such changes have been or will be reflected on Initial Statements of Beneficial Ownership of Securities on Form 3 (“Form 3”), Statements of Changes in Beneficial Ownership on Form 4 (“Form 4”) or Annual Statements of Changes in Beneficial Ownership of Securities on Form 5 (“Form 5”), subsequently filed by IPG’s directors and executive officers with the SEC. Information about the directors and executive officers of Omnicom, including a description of their direct or indirect interests, by security holdings or otherwise, is set forth in Omnicom’s Annual Report on Form 10-K, including under the heading “Information About Our Executive Officers,” and proxy statement for Omnicom’s 2024 Annual Meeting of Stockholders, which was filed with the SEC on March 28, 2024, including under the headings “Executive Compensation,” “Omnicom Board of Directors,” “Directors’ Compensation for Fiscal Year 2023” and “Stock Ownership Information.” To the extent holdings of Omnicom common stock by the directors and executive officers of Omnicom have changed from the amounts reflected therein, such changes have been or will be reflected on Forms 3, Forms 4 or Forms 5, subsequently filed by Omnicom’s directors and executive officers with the SEC. Other information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, is contained in the registration statement and joint proxy statement/prospectus and other relevant materials filed or to be filed with the SEC regarding the proposed transaction when such materials become available. Investors and security holders should read the registration statement and joint proxy statement/prospectus carefully before making any voting or investment decisions. You may obtain free copies of any of the documents referenced herein from IPG or Omnicom using the sources indicated above.

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

About Us
We provide marketing, communications and business transformation services that help marketers and brands succeed in today’s digital economy. Combining the power of creativity and technology, our approximately 53,300 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications. We create customized marketing solutions for clients that range in scale from large global marketers to regional and local clients. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world as they seek to build brands, increase sales of their products and services, and gain market share.
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
•Media, Data & Engagement Solutions provides innovative capabilities and scale in global media and communications services, digital services and products, advertising and marketing technology, digital commerce, data management and analytics, strategic consulting, and digital brand experience. Our brands in this segment include IPG Mediabrands, UM, Initiative, KINESSO, Acxiom and MRM.
•Integrated Advertising & Creativity Led Solutions provides advertising, corporate and brand identity services, and strategic consulting. The IPG brands include our leading global networks FCB, IPG Health, McCann Worldgroup, and MullenLowe Group as well as our domestic integrated agencies Campbell Ewald, Carmichael Lynch, Deutsch, The Martin Agency and others. These agencies have the leading role of ideation and the execution of creative ideas across complex integrated campaigns that are foundational to client brand identities.
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
Making an Impact
IPG and our agencies are committed to create effective and inspiring work that is driven by a rich and inclusive company culture. We reinforce these values through a comprehensive set of award-winning programs, a global strategy and committed stakeholders. These include business resource groups, open to all, that develop career building programs for all of our employees, as well as bring new tools to the business on a variety of topics. We seek to hire, promote and retain top talent, and we regularly measure the inclusiveness of our culture with a company-wide survey that measures belonging.
We began our people-first approach over a decade ago. Since then, IPG has seen notable improvements in the range and skill set of our workforce that reflect the skills to keep us competitive and the communities our clients represent. We believe that an environment that encourages respect and trust is key to a creative business like ours, and that a competitive advantage comes with having a variety of perspectives and beliefs in our workforce.
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
Proposed Omnicom Transaction
On December 8, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omnicom Group Inc. (“Omnicom”), pursuant to which an Omnicom merger subsidiary will merge with and into IPG, with IPG surviving the merger as a direct wholly owned subsidiary of Omnicom.
As a result of the merger, each share of IPG common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.344 shares of Omnicom common stock. The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to closing the merger. The closing of the merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by IPG stockholders and Omnicom stockholders.
If the transaction is completed, following the closing Omnicom shareholders will own 60.6% of the combined company and IPG shareholders will own 39.4%, on a fully diluted basis. As a result of the merger, we will cease to be a publicly traded company.
We believe the combined company will bring together the industry’s deepest bench of marketing talent, and the broadest and most innovative services and products, driven by the most advanced sales and marketing platform. Together, the companies will expand their capacity to create comprehensive full-funnel solutions that deliver better outcomes for the world’s most sophisticated clients. We anticipate the combined company will have over 100,000 expert practitioners, delivering end-to-end services across media, precision marketing, CRM, data, digital commerce, advertising, healthcare, public relations and branding.
For further details about the Merger Agreement and the transactions it contemplates, please see our Current Reports on Form 8-K filed on December 9, 2024. The description of the Merger Agreement in this section does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on December 9, 2024, and incorporated by reference herein.
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
As of December 31, 2024, we employed approximately 53,300 people, of which approximately 21,100 were employed in the United States.

As of December 31, 2024
Total	53,300
Domestic	21,100
International	32,200
United Kingdom	4,900
Continental Europe	6,600
Asia Pacific	10,000
Latin America	6,700
Other	4,000

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
IPG sets specific standards for human capital management and, on a yearly basis, assesses each operating unit’s performance in managing and developing its workforce. We undertake human capital initiatives with an aim of ensuring that employees have the high level of competence and commitment our businesses need to succeed. We formally assess our operating units against their efforts in the areas of people development, inclusion, performance management, talent acquisition and organization development in order to drive or support the units’ strategic business and growth goals. Accordingly, the operating units create and deploy skills-training programs, management training, employee goal-setting and feedback platforms, applicant-tracking systems, new-employee onboarding processes, and other programs intended to enhance the performance and engagement of the workforce.
As discussed above under Market Strategy — Making an Impact, inclusion, the potential of our talent, growth and social impact are essential priorities for IPG. Our goal is that our talent represents our communities and consumers, with a corporate culture that drives belonging, well-being and growth. We believe that such a workplace will enable us to provide cultural insights to help our clients make authentic and responsible connections with their customers. The programs we provide include events, training and curated and bespoke content, research and tools, to foster awareness and action on an array of critical issues that we believe are vital for the recruitment, retention, advancement, well-being and belonging for all of our employees.
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
In our 2020 GRI report, IPG, for the first time, reported the operational emissions (scope one and scope two emissions) across its entire global portfolio. For 2021, we expanded our assessment of and reporting on scope three emissions to account for and work on reducing impacts throughout the Company’s entire value chain. With IPG’s 2021 ESG report, the Company became the first U.S.-based advertising holding company to receive limited external assurance on certain ESG data and the first to disclose in accordance with TCFD recommendations. Our 2022 report added third-party assurance for GHG emissions from Scope 3/Category 6, Business Travel, and our 2023 report included this metric as well.
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
Financial Reporting Segments
We determined we conduct our business across three reportable segments described in Note 16 in Item 8, Financial Statements and Supplementary Data. The three reportable segments are: Media, Data & Engagement Solutions ("MD&E"), Integrated Advertising & Creativity Led Solutions ("IA&C"), and Specialized Communications & Experiential Solutions ("SC&E"). MD&E is comprised of IPG Mediabrands, Acxiom, and KINESSO, as well as our digital and commerce specialist agencies. IA&C is comprised of leading global networks and agencies that provide a broad range of services, including McCann Worldgroup, IPG Health, MullenLowe Group, Foote, Cone & Belding ("FCB"), and our domestic integrated agencies. SC&E is comprised of agencies that provide a range of marketing services expertise, including Weber Shandwick, Golin, our sports, entertainment, and experiential agencies, and IPG DXTRA Health.
We also report results for the “Corporate and other” group. See Note 16 in Item 8, Financial Statements and Supplementary Data, for further information.

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
Our revenue is typically lowest in the first quarter and highest in the fourth quarter.

	Consolidated Total Revenues for the Three Months Ended
	2024		2023		2022
(Amounts in Millions)		% of Total		% of Total		% of Total
March 31	$2,495.9	23.3%	$2,521.0	23.2%	$2,568.5	23.5%
June 30	2,710.0	25.4%	2,666.5	24.4%	2,735.7	25.1%
September 30	2,628.8	24.6%	2,678.5	24.6%	2,637.7	24.1%
December 31	2,857.0	26.7%	3,023.3	27.8%	2,985.9	27.3%
	$10,691.7		$10,889.3		$10,927.8

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue before billable expenses accounted for approximately 20% of revenue before billable expenses in 2024 and 2023. Our largest client accounted for approximately 4% of revenue before billable expenses in 2024 and 2023. Based on revenue before billable expenses for the year ended December 31, 2024, our largest client sectors (in alphabetical order) were financial services, healthcare, and technology and telecom. We represent several different clients, brands or divisions within each of these sectors in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency brands. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may change its marketing budget at any time.
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
Regulatory Environment
The advertising and marketing services that our agencies provide are subject to governmental regulation and other action in all of the jurisdictions in which we operate. While these governmental regulations and other actions can impact the Company’s operations, the specific marketing regulations we may face in a given market do not as a general matter significantly impact the Company’s overall service offerings or the nature in which we provide these services.

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
We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to general economic and financial conditions, while others are more specific to us and the industry in which we operate. In addition, we face risks related to our proposed transaction with Omnicom, including as a result of any failure to complete, or delays in completing, the proposed transaction, as well as risks that the proposed merger may adversely affect relationships with our clients, partners, suppliers, and employees, whether or not the transaction is completed,
The following factors set out potential risks we have identified that could adversely affect us. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, could also have a negative impact on our business operations or financial condition. See also Statement Regarding Forward-Looking Disclosure.
Risks Related to the Global Market and the Economy
•Our results of operations are highly susceptible to unfavorable or uncertain economic conditions.
We are exposed to risks associated with weak or uncertain regional or global economic conditions and disruption in the financial markets. Market conditions can be and have been adversely affected by natural and human disruptions, such as natural disasters, public health crises, severe weather events, political upheaval, military conflict or civil unrest. Economic downturns or uncertainty about the strength of the global economy generally, or adverse economic conditions in certain regions or market sectors and resulting caution with respect to spending on the part of marketers, can have and has had a negative effect on the demand for advertising and marketing communication services. The global economy continues to be challenging, including as a result of the adverse effects of the continuing impact of supply chain and labor disruptions, inflationary pressures, conflict in Ukraine and the Middle East and uncertainty generated by political developments in key markets. Any prolonged disruption to business or financial markets in the United States, which accounted for approximately 65% of our consolidated total revenue in 2024, as a result of disruptive changes in government economic, social or trade policies, could have an adverse impact on our clients and our business.
Our industry has in the past been affected more severely than other sectors by an economic downturn and recovered more slowly than the economy in general. Previously in response to negative economic and financial conditions, including in connection with the outbreak of the COVID-19 pandemic in 2020, some clients responded by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. Our 2024 results for example, were negatively impacted by significant reductions in spending by clients in the technology & telecom sector. This pattern may recur in the future.
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
Many companies put their advertising and marketing communications business up for competitive review from time to time, and we have lost client accounts in the past as a result of such periodic competitions. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason. A relatively small number of clients contribute a significant portion of our revenue. In the aggregate, our top ten clients based on revenue before billable expenses accounted for approximately 20% of revenue before billable expenses in 2024. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest, or our own exclusivity arrangements with certain clients. We could lose business and revenue as a result of real or perceived conflicts engendered by our proposed combination with Omnicom. These client policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.
•We may lose or fail to attract and retain key employees and management personnel.
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to identify and develop the appropriate talent and to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and factors which may be beyond our control. The advertising and marketing services industry can be particularly sensitive to shifts in labor markets, as it is characterized by a high degree of employee mobility and significant use of third-party or temporary workers to staff new, growing or temporary assignments. The impact of the COVID-19 pandemic contributed in recent years to an increase in labor costs, shortages, disruptions and turnover. In addition, changes to U.S. or other immigration policies or travel restrictions imposed as a result of public health, political or security concerns that restrain the flow of professional talent also may inhibit our ability to staff our offices or projects. We could also lose key employees as a result of any uncertainty about the operations of the combined company following the proposed merger transaction with Omnicom. If we were to fail to attract key personnel or lose them to competitors or clients, or fail to manage our workforce effectively, our business and results of operations could be adversely affected.
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
Regulators and legislators in the European Union, United Kingdom, and United States are increasingly focused on the use of online tracking technologies and the sharing of personal data with third parties for targeted or behavioral advertising. This has resulted in the promulgation or consideration of new or updated regulations under the GDPR, the CCPA, and other U.S. state privacy laws. Our digital business could be adversely affected if such laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with, or that requires changes to, our current business practices. Restrictions on digital or targeted advertising practices, the enactment or future enforcement of state privacy laws, or the unanticipated application of such laws and regulations, could affect the manner in which we provide our services or adversely affect our financial results. Furthermore, if we are prohibited from sharing data among our products and services, or if regulators enforce strict limitations on the use of tracking technologies for targeted or behavioral advertising, this could lead to substantial costs, limit the effectiveness of our services, and subject us to additional liabilities. The imposition of restrictions on these technologies by private market participants in response to privacy concerns could also have a negative impact on our digital business.

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
We are a global business, with agencies operating in over 100 countries. Operations outside the United States represent a significant portion of our revenue before billable expenses, approximately 35% in 2024. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, local labor and employment laws that hinder workforce flexibility, large-scale local or regional public health crises, and other difficult social, political or economic conditions.

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
We regularly undertake acquisitions and other investments that we believe will enhance our service offerings to our clients, such as our acquisitions of Acxiom in 2018 and RafterOne in 2022. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. Our customary business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved may be unsuccessful in ascertaining or evaluating all such risks. Though we typically structure our acquisitions to provide for future contingent purchase payments that are based on the future performance of the acquired entity, our forecasts of the investment’s future performance also factor into the initial consideration. When actual financial results differ, our returns on the investment could be adversely affected.

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
We evaluate all of our long-lived assets (including goodwill, other intangible assets, fixed assets and operating lease right-of-use assets), investments and deferred tax assets for possible impairment or realizability annually or whenever there is an indication that they are impaired or not realizable. If certain criteria are met, we are required to record an impairment charge or valuation allowance. During the third quarter of 2024, we concluded that declines in the forecasted performance of one of our reporting units included within our MD&E segment, combined with the classification of R/GA and Huge, which comprised a significant portion of the reporting unit, as held for sale was a triggering event which required a goodwill impairment assessment, and we recorded non-cash goodwill impairment charges of $232.1 million.
As of December 31, 2024, we had substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $4.7 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. For further discussion of goodwill and other intangible assets, as well as our sensitivity analysis of our valuation of these assets, see Critical Accounting Estimates in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Risks Relating to the Proposed Merger with Omnicom
•Because the exchange ratio is fixed and because the market prices of shares of Omnicom common stock and IPG common stock will fluctuate, IPG stockholders cannot be certain of the market value of the merger consideration they will receive in the merger or the difference between the market value of the merger consideration they will receive in the merger and the market value of their shares of IPG common stock immediately prior to the merger.
At the time the merger is completed, each issued and outstanding share of IPG common stock will be converted into the right to receive the merger consideration of 0.344 shares of Omnicom common stock, together with cash paid in lieu of the issuance of any fractional shares of Omnicom common stock. The exchange ratio for the merger consideration is fixed, and there will be no adjustment to the merger consideration, regardless of whether the market price of Omnicom common stock or IPG common stock changes prior to the completion of the merger. The market prices of Omnicom common stock and IPG common stock have fluctuated since the date on which Omnicom and IPG announced they entered into the Merger Agreement and will continue to fluctuate to the date on which IPG stockholders actually receive the merger consideration. The market prices of Omnicom common stock and IPG common stock will fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Omnicom’s and IPG’s respective businesses, operations and prospects, market assessments of Omnicom’s and IPG’s businesses, operations and prospects and of the likelihood that the merger will be completed and regulatory considerations. Such factors are difficult to predict and in many cases are beyond the control of Omnicom and IPG. Consequently, at the time IPG stockholders must decide whether to approve the transaction, they will not know the market value of the merger consideration they will receive, which will depend on the market value of the shares of Omnicom common stock as of the effective time of merger.
•IPG stockholders will have reduced ownership in the combined company and less influence over management.
Immediately after the completion of the merger, it is expected that Omnicom stockholders will own approximately 60.6% and IPG stockholders will own approximately 39.4% of the issued and outstanding shares of Omnicom common stock (As a result, current IPG stockholders will have less influence on the management and policies of the combined company than they currently have on the management and policies of IPG.
•The merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms.
The merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the merger. These conditions to the completion of the merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.
In addition, if the merger is not completed by December 8, 2025 (which date may be extended to June 8, 2026 in certain circumstances), either Omnicom or IPG may choose not to proceed with the merger by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, Omnicom and IPG may elect to terminate the Merger Agreement in certain other circumstances.
•The Merger Agreement limits our ability to pursue alternatives to the merger, may discourage other companies from trying to acquire a significant interest in IPG common stock or assets and, in specified circumstances, could require us to pay Omnicom a termination fee.
The Merger Agreement contains provisions that may discourage a third party from submitting a proposal for a competing transaction, including the acquisition of a significant interest in our common stock or assets. These provisions include a general prohibition on IPG from soliciting or entering into discussions with any third party regarding any such competing proposal. Furthermore, the Merger Agreement provides that if Omnicom terminates the Merger Agreement because IPG breaches certain of its obligations under the agreement, IPG will be required to pay Omnicom $439 million. In addition, if the Merger Agreement is terminated due to our failure to obtain IPG stockholder approval, and at such time, Omnicom has obtained stockholder approval, IPG, may be required to reimburse the other party for its expenses incurred in connection with the transaction in an amount not to exceed $25 million.
•Failure to complete the merger could negatively impact the price of shares of our common stock, as well as our business and financial results.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger. There can be no assurance that all of the conditions to the completion of the merger will be satisfied or waived. If these conditions are not satisfied or waived, Omnicom and IPG will be unable to complete the merger.
If the merger is not completed for any reason, including the failure to receive the required approvals of the Omnicom stockholders or the IPG stockholders, Omnicom’s and IPG’s respective businesses and financial results may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of IPG common stock;
•we may experience negative reactions from our clients, vendors, landlords, joint venture participants and other third parties with whom we do business, which in turn could affect our business operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;
•we may experience negative reactions from employees;
•we would will still be required to pay certain significant costs relating to the merger, including legal, accounting, financial advisor and printing fees; and
•our senior management team will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and our ongoing business and financial results may be adversely affected.
In addition to the above risks, if the Merger Agreement is terminated and our directors seek an alternative transaction, the holders of IPG’s common stock cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the merger.
•Uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect the business and operations of the combined company following the merger.
Each of Omnicom and IPG depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the combined company after the merger will depend, in part, on its ability to retain key management personnel and other key employees. Current and prospective employees of Omnicom and IPG may experience uncertainty about their roles within the combined company following the merger or other concerns regarding the timing and completion of the merger or the operations of the combined company following the merger, any of which may have an adverse effect on Omnicom’s and IPG’s ability to retain or attract key management and other key personnel. If Omnicom or IPG are unable to retain personnel, including Omnicom’s or IPG’s key management, who are critical to the future operations of the companies, Omnicom and IPG could face disruptions in their operations, loss of existing clients, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of Omnicom’s and IPG’s key personnel could diminish the anticipated benefits of the merger. No assurance can be given that the combined company, following the merger, will be able to retain or attract Omnicom’s and IPG’s key management personnel and other key employees to the same extent that Omnicom and IPG have previously been able to retain or attract personnel.
•Our and Omnicom’s business relationships may be subject to disruption due to uncertainty associated with the merger, which could have a material effect on our business, financial condition, cash flows and results of operations or those of the combined company following the merger.
Parties with which we or Omnicom do business may experience uncertainty associated with the merger, including with respect to current or future business relationships with us or Omnicom or the combined company following the merger. Omnicom’s and IPG’s business relationships may be subject to disruption as clients, vendors, landlords, joint venture participants and other third parties with whom they do business may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than Omnicom or IPG. These disruptions could have a material and adverse effect on our and Omnicom’s business, financial condition, cash flows and results of operations, regardless of whether the merger is completed, as well as a material and adverse effect on the combined company’s ability to realize the expected cost savings, operating synergies and other benefits of the merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the merger or termination of the Merger Agreement.
•Completion of the merger may trigger change-in-control or other provisions in certain agreements to which we are a party.
The completion of the merger may trigger change-in-control or other provisions in certain agreements, including certain of our debt arrangements, to which we are a party. If we are unable to negotiate amendments to or waivers of those provisions, the counterparties may exercise their rights and remedies under the applicable agreements, including in some instances potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate amendments or waivers, the counterparties may require a fee for such amendments or waivers or seek to renegotiate the agreements on terms less favorable to us or the combined company.
•The Merger Agreement subjects us to restrictions on our business activities prior to the effective time of the merger.
The Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Omnicom, and generally requires us to continue our operations in the ordinary course through the completion of the merger. These restrictions could be in place for an extended period of time if completion of the merger is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
•We are expected to incur significant costs in connection with the merger and integration of the two companies, which may be in excess of those currently anticipated.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the merger and combining our operations with those of Omnicom. These costs have been, and will continue to be, substantial. The substantial majority of non-recurring costs will consist of transaction costs related to the merger and include, among others, fees paid to financial, legal and accounting advisors, filing fees, employee retention and other employment-related costs, and debt restructuring costs. We will bear many of these costs even if the merger is not completed.
We will also incur transaction costs related to formulating and implementing integration plans, including facilities, systems and service contract consolidation costs and employment-related costs. We may incur additional unanticipated costs in connection with the merger and the integration of our businesses with those of Omnicom. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies related to the integration of the businesses, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. For additional information, see the risk factor entitled “—The failure to integrate IPG's and Omnicom’s businesses and operations successfully in the expected time frame may adversely affect the combined company’s business and results of operations” below. The costs described above, as well as other unanticipated costs and expenses, could adversely affect the financial condition, cash flows and results of operations of the combined company following the completion of the merger.
•Litigation relating to the merger, if any, could result in an injunction preventing the completion of the merger and/or substantial costs to IPG.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and require management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us, Omnicom, or our respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the merger. One of the conditions to the closing of the merger is that no Law or Order (each as defined in the Merger Agreement) is promulgated, entered, enforced, enacted or issued by any governmental entity of competent jurisdiction in which either Omnicom and its subsidiaries (taken as a whole) or IPG and its subsidiaries (taken as a whole) have material assets or material business operations, which prohibits, restrains or makes illegal the consummation of the merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, that injunction may delay or prevent the merger from being completed within the expected timeframe or at all, which may adversely affect our or Omnicom’s respective businesses, financial condition, cash flows and results of operations. In addition, either Omnicom or IPG may terminate the Merger Agreement if any Law or Order has been promulgated, entered, enforced, enacted or issued by any governmental entity of competent jurisdiction in which either Omnicom and its subsidiaries (taken as a whole) or IPG and its subsidiaries (taken as a whole) have material assets or material business operations, which is in effect and permanently prohibits, restrains, enjoins or makes illegal the consummation of the merger, so long as a material breach by a party to the Merger Agreement of any of its obligations under the agreement has not been the primary cause of, or resulted in, the enactment or issuance of such Law or Order.

There can be no assurance that any of the defendants would be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition, cash flows and results of operations.
•The failure to integrate IPG's and Omnicom’s businesses and operations successfully in the expected time frame may adversely affect the combined company’s business and results of operations.
IPG and Omnicom have operated and, until the completion of the merger, will continue to operate independently. Following the completion of the merger, our companies’ businesses may not be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of clients, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the merger; or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following challenges, among others, must be addressed in integrating IPG’s and Omnicom’s operations in order to realize the anticipated benefits of the merger:
•combining the companies’ operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, diversified business;
•combining the companies’ businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger;
•avoiding delays in connection with the completion of the merger or the integration process;
•integrating personnel from the two companies and minimizing the loss of key employees;
•identifying and eliminating redundant functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes and successfully implementing the foregoing;
•maintaining existing agreements with clients, service providers, vendors and other business counterparties and avoiding delays in entering into new agreements with prospective clients, service providers, vendors and other business counterparties;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies; and
•consolidating the companies’ operating, administrative and information technology infrastructure and financial systems
In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the merger and the integration of the businesses of the two companies and may reduce their availability for day-to-day business operations or other opportunities that may be beneficial, which may disrupt each company’s ongoing operations and the operations of the combined company. Furthermore, following the merger, the board of directors and executive leadership of the combined company will consist of former directors from each of Omnicom and IPG and former executive officers from each of Omnicom and IPG. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
•The merger may result in a loss of clients, service providers, vendors, joint venture participants and other business counterparties, and may result in the termination of existing contracts.
Following the merger, some of Omnicom’s and IPG’s clients, service providers, vendors, joint venture participants and other business counterparties may terminate or scale back their current or prospective business relationships with the combined company. In addition, Omnicom and IPG have contracts with clients, service providers, vendors, joint venture participants and other business counterparties that may require Omnicom or IPG to obtain consents from these other parties in connection with the merger, which may not be obtained on favorable terms or at all. If relationships with clients, service providers, vendors, joint venture participants and other business counterparties are adversely affected by the merger, or if the combined company, following the merger, loses the benefits of the contracts of Omnicom or IPG, the business, financial condition, cash flows and results of operations of the combined company could be adversely affected.
•The combined company may fail to realize all of the anticipated benefits of the merger.
The success of the merger will depend, in part, on Omnicom’s ability to realize the cost savings, operating synergies and other benefits from combining Omnicom’s and IPG’s businesses. The anticipated cost savings, operating synergies and other benefits of the merger may not be realized fully or at all, may take longer to realize than expected, or may result in other adverse effects that Omnicom does not currently foresee, in which case, among other things, the merger may not be accretive to adjusted earnings per share for both Omnicom and IPG and may not generate significant cash to return to stockholders via dividends, share repurchases or other means. Some of the assumptions that we and Omnicom have made, such as the achievement of the anticipated benefits related to combining complementary assets to create a portfolio of services and products that expand client opportunities, and advances in both companies’ ability to innovate and develop new products and services, may not be realized. The integration process may, for each of Omnicom and IPG, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the merger that could adversely impact the combined company.
•The future results of the combined company following the merger will suffer if the combined company does not effectively manage its expanded operations.
Following the merger, the size and complexity of the combined company will increase significantly compared to the business of each of Omnicom and IPG. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management of a larger number of operations and geographies and associated increased costs and complexity. The combined company may also face increased scrutiny from, and/or additional regulatory requirements of, governmental authorities as a result of the significant increase in the size and complexity of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating synergies, cost savings or other benefits currently anticipated from the merger.

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
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See the discussion under Note 4 in Part II, Item 8, Financial Statements and Supplementary Data, for further information on our lease commitments.

Item 3.	Legal Proceedings
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include claims related to contract, employment, tax and intellectual property matters. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, we believe that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Note 17 in Part II, Item 8, Financial Statements and Supplementary Data for further information relating to our legal matters.

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol “IPG”. As of February 14, 2025, there were approximately 7,300 registered holders of our outstanding common stock.
On December 8, 2024, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omnicom Group Inc. ("Omnicom"), pursuant to which a merger subsidiary of Omnicom will merge with and into IPG, with IPG surviving the merger as a direct wholly owned subsidiary of Omnicom. If the transaction is completed, shares of IPG will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934.
We announced on February 12, 2025 that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.330 per share, payable on March 17, 2025 to holders of record as of the close of business on March 3, 2025. Although it is the Board's current intention to declare and pay future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any and the amount of any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements. Under the terms of the Merger Agreement, we may continue to pay regular dividends at a rate not in excess of $0.330 per share in accordance with past practice and made solely out of our cash on hand ("Permitted Dividends"). Any dividend in excess of the Permitted Dividend would require the consent of Omnicom.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Sales of Unregistered Securities
Not applicable.

Repurchases of Equity Securities
The following table provides information regarding our purchases of our equity securities during the period from October 1, 2024 to December 31, 2024.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
October 1 - 31	353	$29.67	—	$170,066,503
November 1 - 30	4,892	$30.76	—	$170,066,503
December 1 - 31	—	$—	—	$170,066,503
Total	5,245	$30.69	—

1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 353 Withheld Shares in October 2024; 4,892 Withheld Shares in November 2024; and no Withheld Shares in December 2024, for a total of 5,245 Withheld Shares during the three-month period. We purchased no shares under our share repurchase program during the three-month period.
2The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations by (b) the sum of the number of Withheld Shares.
3On February 7, 2024, the Company's Board of Directors authorized a share repurchase program to repurchase from time to time up to $320.0 million, excluding fees, of our common stock. On February 11, 2025, the Board authorized a share repurchase program to repurchase from time to time up to $155.0 million, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2024 share repurchase program. There are no expiration dates associated with the share repurchase programs.
Our share repurchase program permits us to effect our share repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. Under the terms of the Merger Agreement, IPG may continue to purchase its common stock in the open market or pursuant to Rule 10b5-1 trading plans, up to $325.0 million in the aggregate per calendar year, and we expect to continue to repurchase our common stock in future periods. The timing and amount of the repurchases will depend on market conditions and other funding requirements. There are no expiration dates associated with the share repurchase programs.

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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2024 compared to 2023 and 2023 compared to 2022.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds, and debt credit ratings.
CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING STANDARDS, by reference to Note 18 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2024 or that have not yet been required to be implemented and may be applicable to our future operations.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that help marketers and brands succeed in today's digital economy. Combining the power of creativity and technology, our approximately 53,300 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
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
Proposed Omnicom Transaction
On December 8, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omnicom Group Inc. (“Omnicom”), pursuant to which an Omnicom merger subsidiary will merge with and into IPG, with IPG surviving the merger as a direct wholly owned subsidiary of Omnicom.
As a result of the merger, each share of IPG common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.344 shares of Omnicom common stock. The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to closing the merger.
If the transaction is completed, following the closing Omnicom shareholders will own 60.6% of the combined company and IPG shareholders will own 39.4%, on a fully diluted basis. As a result of the merger, we will cease to be a publicly traded company.
We believe the combined company will bring together the industry’s deepest bench of marketing talent, and the broadest and most innovative services and products, driven by the most advanced sales and marketing platform. Together, the companies will expand their capacity to create comprehensive full-funnel solutions that deliver better outcomes for the world’s most sophisticated clients. We anticipate the combined company will have over 100,000 expert practitioners, delivering end-to-end services across media, precision marketing, CRM, data, digital commerce, advertising, healthcare, public relations and branding.
We also face risks related to our proposed transaction with Omnicom, including as a result of any failure to complete, or delays in completing, the proposed transaction. The closing of the merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by IPG stockholders and Omnicom stockholders. Furthermore, uncertainty about the mergers may adversely affect relationships with our clients, partners, suppliers, and employees, whether or not the merger transactions are completed, and if the transaction is completed, the combined company may not perform as we currently expect. See Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Current Market Conditions
The global macroeconomic backdrop continues to be characterized by complex business, economic and geopolitical crosscurrents, which include the persistence of conflicts in Ukraine and the Middle East and shifting economic developments domestically and among the largest global economic actors. These uncertainties have served to introduce a measure of relative caution to the global economy. Nonetheless, media markets continue their robust and varied growth, most notably in digital addressable channels. Along with proliferating media complexity, consumers continue to evolve at pace in the ways they interact with brands. These latter trends offer abiding support to investment by large marketers in the advanced services in which we specialize.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the year ended December 31, 2024 were the Argentine Peso, the Brazilian Real, the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Japanese Yen and the Chilean Peso. The foreign currencies that most favorably impacted our results during the year ended December 31, 2024 were the British Pound Sterling, the Colombian Peso and the Euro.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

The following table presents a summary of our financial performance for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,			Change
				2024 vs 2023	2023 vs 2022
Statement of Operations Data	2024	2023	2022	% Increase/ (Decrease)	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$9,187.6	$9,400.6	$9,449.4	(2.3)%	(0.5)%
Billable expenses	1,504.1	1,488.7	1,478.4	1.0%	0.7%
Total revenue	$10,691.7	$10,889.3	$10,927.8	(1.8)%	(0.4)%

OPERATING INCOME [1]	$1,203.2	$1,482.6	$1,381.2	(18.8)%	7.3%

Adjusted EBITA [1,2]	$1,517.1	$1,566.6	$1,465.9	(3.2)%	6.9%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$689.5	$1,098.4	$938.0

Earnings per share available to IPG common stockholders:
Basic [1]	$1.84	$2.86	$2.40
Diluted [1]	$1.83	$2.85	$2.37

Operating Ratios
Organic change in revenue before billable expenses	0.2%	(0.1)%	7.0%

Operating margin on revenue before billable expenses [1]	13.1%	15.8%	14.6%
Operating margin on total revenue [1]	11.3%	13.6%	12.6%

Adjusted EBITA margin on revenue before billable expenses [1,2]	16.5%	16.7%	15.5%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	65.6%	66.4%	66.2%
Office and other direct expenses	14.6%	14.3%	14.2%
Selling, general and administrative expenses	1.4%	0.7%	0.9%
Depreciation and amortization	2.8%	2.8%	2.9%
Restructuring charges [1]	(0.1)%	0.0%	1.1%

1For the years ended December 31, 2024, 2023 and 2022, results include restructuring charges of $(5.0), $0.1 and $102.4, respectively. See "Restructuring Charges" in MD&A and Note 12 of Item 8, Financial Statements and Supplementary Data for further information.
2Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholder before provision for incomes taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to noncontrolling interests, amortization of acquired intangibles and impairment of goodwill. Refer to the Non-GAAP Financial Measure section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
Total revenue, which includes billable expenses, decreased (1.8)% during the year ended December 31, 2024. Our organic increase of revenue before billable expenses was 0.2% during the year ended December 31, 2024. The increase was due to net client wins in our healthcare and food and beverage sectors, largely offset by net client losses and lower spending from existing clients in the auto and transportation and technology & telecom sectors. During the year ended December 31, 2024, our Adjusted EBITA margin on revenue before billable expenses decreased to 16.5% from 16.7% in the prior-year period as the decrease in revenue before billable expenses, discussed below in the “Results of Operations” section, outpaced the overall decrease in our operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill.

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

	Year ended December 31, 2023	Components of Change			Year ended December 31, 2024	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$9,400.6	$(33.2)	$(200.3)	$20.5	$9,187.6	0.2%	(2.3)%
Domestic	6,102.2	0.0	(163.1)	1.2	5,940.3	0.0%	(2.7)%
International	3,298.4	(33.2)	(37.2)	19.3	3,247.3	0.6%	(1.5)%
United Kingdom	759.2	22.1	(7.7)	(1.6)	772.0	(0.2)%	1.7%
Continental Europe	795.7	(2.5)	(8.1)	20.0	805.1	2.5%	1.2%
Asia Pacific	729.8	(12.0)	(10.9)	(47.3)	659.6	(6.5)%	(9.6)%
Latin America	448.7	(33.2)	(4.1)	33.2	444.6	7.4%	(0.9)%
Other	565.0	(7.6)	(6.4)	15.0	566.0	2.7%	0.2%
The organic change in our domestic market was relatively flat and primarily due to revenue increases at our media businesses and public relations agencies as well as data management and analytics, partially offset by revenue decreases at our digital project-based offerings and advertising businesses. In our international markets, the 0.6% organic increase was driven by revenue increases at our advertising and media businesses, most notably in our Continental Europe and Latin America regions, respectively, partially offset by revenue decreases across most disciplines in our Asia Pacific region and at our digital project-based offerings across nearly all regions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Salaries and Related Expenses

	Years ended December 31,			Change
				2024 vs 2023	2023 vs 2022
	2024	2023	2022	% Increase/ (Decrease)	% Increase/ (Decrease)
Salaries and related expenses	$6,024.8	$6,243.9	$6,258.3	(3.5)%	(0.2)%

As a % of revenue before billable expenses:
Salaries and related expenses	65.6%	66.4%	66.2%
Base salaries, benefits and tax	57.3%	58.1%	56.6%
Incentive expense	2.8%	2.7%	3.6%
Severance expense	1.5%	1.3%	0.8%
Temporary help	3.0%	3.3%	4.1%
All other salaries and related expenses	1.0%	1.0%	1.1%
Revenue before billable expenses decrease of (2.3)% was outpaced by the overall decrease in salaries and related expenses of (3.5)% during the year ended December 31, 2024 as compared to the prior-year period. The decrease in salaries and related expenses was primarily driven by decreases in base salaries, benefits and tax and temporary help expense, partially offset by increases in severance expense.
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

Office and Other Direct Expenses

	Years ended December 31,			Change
				2024 vs 2023	2023 vs 2022
	2024	2023	2022	% Increase/ (Decrease)	% Increase/ (Decrease)
Office and other direct expenses	$1,343.1	$1,342.5	$1,346.4	0.0%	(0.3)%

As a % of revenue before billable expenses:
Office and other direct expenses	14.6%	14.3%	14.2%
Occupancy expense	4.1%	4.1%	4.4%
All other office and other direct expenses [1]	10.5%	10.2%	9.8%

1Includes production expenses, travel and entertainment, professional fees, spending to support new business activity, telecommunications, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses remained relatively flat during the year ended December 31, 2024 as compared to the prior-year period. Increased client service costs were largely offset by decreases in occupancy expense, lower foreign currency losses and decreases in bad debt expense, as well as decreases in discretionary expenses including travel and entertainment.
Office and other direct expenses decreased (0.3)% during the year ended December 31, 2023 as compared to the prior-year period. The decrease in office and other direct expenses was driven by decreases in employment costs, occupancy expense and client service costs, partially offset by increases in bad debt expense, travel and entertainment expenses and software and cloud-based expenses, as well as foreign currency losses.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
SG&A increased by by $63.3 to $130.5 during the year ended December 31, 2024 as compared to 2023, primarily due to $9.3 of deal costs incurred during the fourth quarter of 2024 related to the planned acquisition of IPG by Omnicom, as well as an increase in software and cloud-based expenses.

SG&A decreased in 2023 as compared to the prior-year period, primarily driven by decreases in performance-based incentive compensation expense, partially offset by increases in software and cloud-based expenses.
Depreciation and Amortization
For the years ended December 31, 2024, 2023 and 2022, depreciation and amortization was $177.1, $180.3 and $189.3, respectively. For the years ended December 31, 2024, 2023 and 2022, amortization of acquired intangibles was $81.8, $84.0 and $84.7, respectively.
Impairment of Goodwill
During the year ended December 31, 2024, we recorded impairment of goodwill of $232.1.
Restructuring Charges
During the fourth quarter and year ended December 31, 2024, restructuring charges represent adjustments to our restructuring actions taken in 2020 and 2022, and primarily relate to the early termination of certain property leases. During the fourth quarter and year ended December 31, 2023, restructuring charges represent adjustments to our restructuring actions taken in 2020 and 2022.
Beginning in the first quarter of 2025, management began initiating restructuring actions designed to transform our business, enhance our offerings and drive significant structural expense savings. Management is currently evaluating the actions to be included in the plan, some of which will be non-cash, and are subject to change upon finalization. Actions are expected to be completed by the end of 2025.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2024	2023	2022
Cash interest on debt obligations	$(228.1)	$(223.2)	$(164.3)
Non-cash interest	(1.8)	(2.4)	(3.6)
Interest expense	(229.9)	(225.6)	(167.9)
Interest income	151.7	140.8	56.6
Net interest expense	(78.2)	(84.8)	(111.3)
Other (expense) income, net	(75.9)	10.2	(1.0)
Total (expenses) and other income	$(154.1)	$(74.6)	$(112.3)
Net Interest Expense
Net interest expense decreased by $6.6 in 2024 compared to a year ago, primarily attributable to more favorable interest rates on net deposits and higher average international cash balances. Net interest expense decreased by $26.5 in 2023 as compared to 2022, primarily attributable to higher interest rates on net deposits, partially offset by lower net cash balances.

Other (Expense) Income, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2024	2023	2022
Net gains/(losses) on sales of businesses	$(64.2)	$17.9	$(11.3)
Other	(11.7)	(7.7)	10.3
Total other (expense) income, net	$(75.9)	$10.2	$(1.0)
Net gains/(losses) on sales of businesses – During 2024, 2023 and 2022, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of goodwill, accounts receivable and accounts payable, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses held for sale as of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. During 2024, the amounts recognized were primarily related to two digital specialist agencies within our MD&E segment classified as held for sale during the third quarter of 2024. The sale of one of these businesses closed in the fourth quarter of 2024 and the sale of the other is expected to close in the first half of 2025. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $7.9, $58.7 and $(22.4) for the years ended 2024, 2023 and 2022, respectively, which is classified within the Proceeds from sale of businesses, net of cash sold line in our Consolidated Statements of Cash Flows in Item 8, Financial Statements and Supplementary Data.
Other – During 2024, the majority of the amounts recognized were primarily related to pension and postretirement costs. During 2023, the majority of the amounts recognized were primarily related to pension and postretirement costs. During 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest.

INCOME TAXES

	Years ended December 31,
	2024	2023	2022
Income before income taxes	$1,049.1	$1,408.0	$1,268.9
Provision for income taxes	$333.9	$291.2	$318.4
Effective income tax rate	31.8%	20.7%	25.1%

Effective Tax Rate
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income.
In 2024, our effective income tax rate of 31.8% was negatively impacted by the net tax expense on entities classified as held for sale, a reduced tax benefit on impairment of goodwill, and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. Our income tax expense was positively impacted by the reversal of reserves resulting from the lapse of statute for the 2020 federal tax year and the settlement of the 2017 through 2019 New York State income tax audit.
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
See Note 10 in Item 8, Financial Statements and Supplementary Data for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2024, 2023 and 2022 were $1.84, $2.86 and $2.40 per share, respectively. Diluted earnings per share available to IPG common stockholders for the years ended December 31, 2024, 2023 and 2022 were $1.83, $2.85 and $2.37 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2024 included negative impacts of $0.56 from impairment of goodwill, $0.20 from net losses on sales of businesses and the classification of certain assets as held for sale, $0.17 from the amortization of acquired intangibles, and $0.02 related to deal costs related to the planned acquisition of IPG by Omnicom, partially offset by a positive impact of $0.01 related to the reversal of restructuring charges.
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

Segment Results of Operations
As discussed in Note 16 in Item 8, Financial Statements and Supplementary Data, we have three reportable segments as of December 31, 2024: MD&E, IA&C and SC&E. We also report results for the "Corporate and other" group. Segment information for the prior period has been recast to conform to the current-period presentation.
Media, Data & Engagement Solutions
Revenue before billable expenses

	Year ended December 31, 2023	Components of Change			Year ended December 31, 2024	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$4,348.6	$(19.1)	$(124.4)	$8.7	$4,213.8	0.2%	(3.1)%
Domestic	2,709.7	—	(91.9)	26.8	2,644.6	1.0%	(2.4)%
International	1,638.9	(19.1)	(32.5)	(18.1)	1,569.2	(1.1)%	(4.3)%
The organic increase was mainly attributable to increased spending from existing clients and net client wins in our healthcare, food and beverage and retail sectors, largely offset by net client losses and lower spending from existing clients in our auto and transportation sector. The 1.0% organic increase in our domestic market was due to revenue increases at our media businesses and data management and analytics partially offset by revenue decreases at our digital project-based offerings. In our international markets, the (1.1)% organic decrease was driven by revenue decreases at our digital project-based offerings across most regions and revenue decreases across all disciplines in our Asia Pacific region, partially offset by revenue increases at our media businesses primarily in the Latin America region.

	Year ended December 31, 2022	Components of Change			Year ended December 31, 2023	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$4,315.7	$(19.9)	$54.0	$(1.2)	$4,348.6	0.0%	0.8%
Domestic	2,696.1	—	44.2	(30.6)	2,709.7	(1.1)%	0.5%
International	1,619.6	(19.9)	9.8	29.4	1,638.9	1.8%	1.2%
The organic change was relatively flat and mainly attributable to net client losses and lower spending from existing clients in our technology & telecom sector, partially offset by net client wins in our healthcare and financial services sectors. The (1.1)% organic decrease in our domestic market was due to revenue decreases at our digital project-based offerings as well as data management and analytics, partially offset by revenue increases at our media businesses. In our international markets, the 1.8% organic increase was driven by revenue increases at our media businesses primarily in the Latin America and Continental Europe regions, partially offset by decreases at our digital project-based offerings across all regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

Segment EBITA

	Years ended December 31,			Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment EBITA [1]	$847.9	$836.9	$748.4	1.3%	11.8%
Segment EBITA margin on revenue before billable expenses [1]	20.1%	19.2%	17.3%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $0.8, $(1.3) and $69.1 of restructuring charges in the year ended December 31, 2024, 2023 and 2022 respectively. See "Restructuring Charges" in MD&A and Note 12 of Item 8, Financial Statements and Supplementary Data for further information.

Segment EBITA margin increased during 2024 when compared to 2023, as the decrease in revenue before billable expenses, was outpaced by the overall decrease in our operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill. Salaries and related expenses decreased as compared to the prior-year period, primarily driven by decreases in base salaries, benefits and tax and temporary help expense, partially offset by an increase in severance expense. Office and other direct expense increased driven by increases client service costs and professional consulting fees, partially offset by lower foreign currency losses. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses increased slightly to 2.5% in 2024 from the prior-year period.
Segment EBITA margin increased during 2023 when compared to 2022, as the increase in revenue before billable expenses, outpaced the overall decrease in our operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill. Revenue before billable expenses growth of 0.8% was outpaced by the increase in salaries and related expenses as compared to the prior-year period, primarily due to increases in base salaries, benefits and tax and severance expense, partially offset by decreases in temporary help expense and performance-based incentive compensation. Office and other direct expense decreased driven by decreases in occupancy expense and client service costs, partially offset by increases in professional consulting fees and foreign currency losses. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased slightly to 2.4% in 2023 from the prior-year period.
Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

	Year ended December 31, 2023	Components of Change			Year ended December 31, 2024	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,611.1	$(15.8)	$(43.9)	$(7.0)	$3,544.4	(0.2)%	(1.8)%
Domestic	2,377.6	—	(46.3)	(48.0)	2,283.3	(2.0)%	(4.0)%
International	1,233.5	(15.8)	2.4	41.0	1,261.1	3.3%	2.2%
The organic decrease was due to net client losses and lower spending from existing clients in our technology & telecom, auto and transportation and retail sectors, largely offset by net client wins and increased spending from existing clients in our other and consumer goods sectors. The (2.0)% organic decrease in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the 3.3% organic increase was driven by revenue increases in our advertising businesses primarily in the Continental Europe region and Other Region, led by the Middle East.

	Year ended December 31, 2022	Components of Change			Year ended December 31, 2023	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,747.5	$(25.1)	$(44.4)	$(66.9)	$3,611.1	(1.8)%	(3.6)%
Domestic	2,478.5	—	(30.4)	(70.5)	2,377.6	(2.8)%	(4.1)%
International	1,269.0	(25.1)	(14.0)	3.6	1,233.5	0.3%	(2.8)%
The organic decrease was due to lower spending from existing clients and net client losses in our technology & telecom and retail sectors as well as lower spending from existing clients in our financial services sector, partially offset by net client wins in the healthcare and auto & transportation sectors. The (2.8)% organic decrease in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the 0.3% organic increase was driven by revenue

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
increases in our advertising businesses primarily in the Other Region, led by the Middle East, and Latin America regions, partially offset by revenue decreases in the Asia Pacific region.

Segment EBITA

	Years ended December 31,			Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment EBITA [1]	$542.6	$536.8	$577.5	1.1%	(7.0)%
Segment EBITA margin on revenue before billable expenses [1]	15.3%	14.9%	15.4%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $(2.3), $0.2 and $28.7 of restructuring charges in the year ended December 31, 2024, 2023 and 2022 respectively. See "Restructuring Charges" in MD&A and Note 12 of Item 8, Financial Statements and Supplementary Data for further information.
Segment EBITA margin increased during 2024 when compared to 2023, as the decrease in revenue before billable expenses, was outpaced by the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by decreases in base salaries, benefits and tax and temporary help expense, partially offset by increases in severance expense and performance-based incentive compensation expense. The decrease in office and other direct expense, as compared to the prior year period, was mainly driven by decreases in occupancy expense, professional consulting fees and bad debt expense, partially offset by increases in client service costs. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased slightly to 1.4% in 2024 from the prior-year period.
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
Specialized Communications & Experiential Solutions
Revenue before billable expenses

	Year ended December 31, 2023	Components of Change			Year ended December 31, 2024	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,440.9	$1.7	$(32.0)	$18.8	$1,429.4	1.3%	(0.8)%
Domestic	1,014.9	—	(24.9)	22.4	1,012.4	2.2%	(0.2)%
International	426.0	1.7	(7.1)	(3.6)	417.0	(0.8)%	(2.1)%
The organic increase was mainly attributable to increased spending from existing clients and net client wins in our food & beverage and consumer goods sectors, partially offset by lower spending from existing clients in our auto and transportation and technology & telecom sectors. The 2.2% organic increase in our domestic market was driven by revenue increases at our public relations agencies, partially offset by revenue decreases at our experiential businesses. In our international market, the (0.8)% organic decreases was driven by revenue decreases at our public relations agencies, most notably in our Asia Pacific region.

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

Segment EBITA

	Years ended December 31,			Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Segment EBITA [1]	$259.4	$265.2	$234.5	(2.2)%	13.1%
Segment EBITA margin on revenue before billable expenses [1]	18.1%	18.4%	16.9%

1Segment EBITA and Segment EBITA margin on revenue before billable expenses include $0.3, $1.1 and $3.8 of restructuring charges in the year ended December 31, 2024, 2023 and 2022 respectively. See "Restructuring Charges" in MD&A and Note 12 of Item 8, Financial Statements and Supplementary Data for further information.
Segment EBITA margin decreased during 2024 when compared to 2023, as the decrease in revenue before billable expenses, outpaced the overall decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily due to decreases in performance-based employee compensation expense and temporary help expense, partially offset by increases in base salaries, benefits and tax. Office and other direct expense increased mainly due to increases in client service costs as well as new business development, the year-over-year change in contingent acquisition obligations as well as increases in professional consulting fees and company meetings and conferences, partially offset by decreases in occupancy expense. Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of segment revenue before billable expenses decreased slightly to 1.0% in 2024 from the prior-year period.
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

CORPORATE AND OTHER
Corporate and other is primarily comprised of selling, general and administrative expenses, discussed in the Results of Operations section, including corporate office expenses as well as shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions; salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees; professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office; and rental expense for properties occupied by corporate office employees. A portion of centrally managed expenses is allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses increased by $60.5 to $132.8 during the year ended December 31, 2024 as compared to 2023, primarily due to $9.3 of deal costs incurred during the fourth quarter of 2024 related to the planned acquisition of IPG by Omnicom, as well as increases in selling, general and administrative expenses.
Corporate and other expenses in 2023 decreased by $22.2 to $72.3 compared to 2022, primarily attributable to decreases in selling, general and administrative expenses, partially offset by an increase in restructuring charges.
During the years ended December 31, 2024, 2023 and 2022 corporate and other expense includes $3.8, $0.1 and $0.8 of restructuring charges, respectively. See "Restructuring Charges" in MD&A and Note 12 of Item 8, Financial Statements and Supplementary Data for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2024	2023	2022
Net income	$715.7	$1,118.1	$956.1
Adjustments to reconcile to net cash provided by operating activities [1]	636.0	333.3	417.6
Net cash used in working capital [2]	(165.5)	(676.1)	(672.3)
Changes in other non-current assets and liabilities	(131.0)	(220.6)	(59.3)
Net cash provided by operating activities	$1,055.2	$554.7	$642.1
Net cash used in investing activities	(151.1)	(85.4)	(430.1)
Net cash used in financing activities	(1,019.9)	(634.3)	(899.4)

1Consists primarily of depreciation and amortization of fixed assets and intangible assets, impairment of goodwill, amortization of restricted stock and other non-cash compensation, and net losses (gains) on sales of businesses.
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
Net cash provided by operating activities during 2024 was $1,055.2, which was an increase of $500.5 as compared to 2023. This increase was primarily due to the decrease in working capital usage of $510.6. Working capital usage in 2024 was primarily impacted by higher pre-paid expenses and lower accrued cash incentives.
Net cash provided by operating activities during 2023 was $554.7, which was a decrease of $87.4 as compared to 2022. The decrease was primarily driven by an increase in pension contributions and decreases in non-current liabilities, partially offset by an increase in net income of $162.0. Working capital usage in 2023 was primarily impacted by client spending and timing of collections and payments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Investing Activities
Net cash used in investing activities during 2024 consisted primarily of payments for capital expenditures of $141.8, which were related mostly to computer software and hardware, and the purchase of investments of $25.2. This was partially offset by the proceeds from the sale of businesses, net of cash sold of $7.9.
Net cash used in investing activities during 2023 consisted primarily of payments for capital expenditures of $179.3 which were related mostly to computer software and hardware, and the purchase of short-term marketable securities of $97.6. This was partially offset by the maturity of short-term marketable securities of $100.7 and proceeds from the sale of businesses, net of cash sold of $58.7.
Financing Activities
Net cash used in financing activities during 2024 was $1,019.9, primarily driven by the payment of common stock dividends of $496.5, repayment of long-term debt of $250.1 and common stock repurchases of $230.1.
Net cash used in financing activities during 2023 was driven primarily by payments for common stock dividends of $479.1 and common stock repurchases of $350.2, partially offset by net proceeds of $296.3 from the issuance of our $300.0 aggregate amount of 5.375% unsecured senior notes due 2033.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the Consolidated Statements of Cash Flows resulted in a net decrease of $82.9 in 2024. This decrease was primarily a result of the U.S. dollar being stronger than several foreign currencies, including the Euro, the Canadian Dollar and the Australian Dollar.
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
Notable funding requirements include:
•Debt service – Our 4.200% Senior Notes in aggregate principal amount of $250.0 matured on April 15, 2024. We used available cash to fund the principal repayment. As of December 31, 2024, we had outstanding short-term borrowings of $40.5 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2028 through 2048.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
•Acquisitions – We paid deferred payments of $9.3 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $5.0 over the next twelve months related to all previously completed acquisitions as of December 31, 2024. We may also be required to pay approximately $11.0 related to redeemable non-controlling interest held by minority shareholders if exercised, over the next twelve months. On December 3, 2024, we entered into a definitive purchase agreement to acquire the outstanding shares of an e-commerce intelligence platform, the transaction is expected to close in the first quarter of 2025 for a cash payment of $50.4, subject to customary closing adjustments. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•Dividends – During 2024, we paid four quarterly cash dividends of $0.330 per share on our common stock, which corresponded to aggregate dividend payments of $496.5. On February 12, 2025, we announced that our Board of Directors (the "Board") had declared a common stock cash dividend of $0.330 per share, payable on March 17, 2025 to holders of record as of the close of business on March 3, 2025. Assuming we pay a quarterly dividend of $0.330 per share and there is no significant change in the number of outstanding shares as of December 31, 2024, we would expect to pay approximately $492.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board and will depend upon factors such as our earnings, financial position and cash requirements.
•U.K. Pension Plan - In December 2023, the Interpublic Limited Pension Plan in the U.K., (the "U.K. Pension Plan") the Company's U.K. defined benefit pension plan, entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plans future projected benefit obligations to covered participants. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in 2026. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0 and is subject to finalization of terms and changes in the British Pound Sterling.
The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2024 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2025	2026	2027	2028	2029
Long-term debt [1]	$0.1	$0.1	$0.1	$497.7	$0.0	$2,422.6	$2,920.6
Interest payments on long-term debt [1]	128.0	128.0	128.0	128.0	103.7	796.9	1,412.6
Non-cancelable operating lease obligations [2]	279.9	264.8	230.5	180.5	147.1	362.8	1,465.6
Contingent acquisition payments [3]	22.3	0.2	38.2	0.0	0.0	0.0	60.7
Uncertain tax positions [4]	70.5	87.8	54.3	62.5	6.8	23.9	305.8
Total	$500.8	$480.9	$451.1	$868.7	$257.6	$3,606.2	$6,165.3

1Amounts represent maturity at book value and interest payments based on contractual obligations. We may at our option and at any time redeem all or some of any outstanding series of our senior notes reflected in this table at the redemption prices set forth in the applicable supplemental indentures under which such senior notes were issued. See Note 5 in Item 8, Financial Statements and Supplementary Data for further information.
2Non-cancellable operating lease obligations are presented net of future receipts on contractual sublease arrangements. See Note 4 in Item 8, Financial Statements and Supplementary Data for further information.
3We have structured certain acquisitions with additional contingent purchase price obligations based on factors including future performance of the acquired entity. See Note 7 and Note 17 in Item 8, Financial Statements and Supplementary Data for further information.
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
On February 11, 2025, the Board authorized a share repurchase program to repurchase from time to time up to $155.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2024 share repurchase program.
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
At December 31, 2024, we held $725.9 of cash, cash equivalents and marketable securities in foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. However, as of December 31, 2024, $102.9 of undistributed foreign earnings from certain international entities were not subject to the permanent reinvestment assertion, therefore, the Company has recorded deferred taxes on this amount.
Credit Arrangements
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029 and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.
The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of December 31, 2024, there were no borrowings under the Credit Agreement; however, we had $9.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7.
We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2024. The financial covenant in the Credit Agreement requires that we maintain, as of the end of each fiscal quarter, a certain leverage ratio for the four quarters then ended. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
The table below sets forth the financial covenant in effect as of December 31, 2024.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	December 31, 2024	Credit Agreement EBITDA Reconciliation [1]	December 31, 2024
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$689.5
Actual leverage ratio	1.69x	Non-operating adjustments [2]	513.7
		Operating income	1,203.2
		Add:
		Depreciation and amortization	324.4
		Other non-cash charges reducing operating income	226.4
		Credit Agreement EBITDA [1]	$1,754.0

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

Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2024, the Company had uncommitted lines of credit in an aggregate amount of $769.1, under which we had outstanding borrowings of $40.5 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during 2024 was $44.0, with a weighted-average interest rate of approximately 7.6%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. There was no commercial paper activity during 2024 and as of December 31, 2024, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2024 and 2023 the amounts netted were $2,132.7 and $2,718.0, respectively.

DEBT CREDIT RATINGS
Our debt credit ratings as of February 14, 2025 are listed below.

	Moody’s Investors Service	S&P Global Ratings	Fitch Ratings
Short-term rating	P-2+	A-2+	F1
Long-term rating	Baa2+	BBB+	BBB+
Outlook	Positive	Positive	Stable
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
Q3 2024 Interim Goodwill Test
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
Annual Goodwill Test
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 10 reporting units that were subject to the 2024 annual impairment testing. Our annual impairment review as of October 1, 2024 did not result in an impairment charge at any of our reporting units.
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
For the 2024 and 2023 annual impairment tests, we performed a qualitative impairment assessment for eight and seven reporting units, respectively, and performed the quantitative impairment test for two and three reporting units, respectively. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2024 and 2023 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the 2024 test, the discount rate we used for our reporting units tested ranged between 11.5% and 13.5%, and the terminal value growth rate was 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. For the 2024 test, the revenue growth rates for our reporting units used in our analysis were generally between (5.0%) and 7.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The table below displays the midpoint of the fair value range for each reporting unit tested in the 2024 and 2023 annual impairment tests, indicating that the fair value exceeded the carrying value for all reporting units.

	2024 Impairment Test			2023 Impairment Test
Reporting Unit	Goodwill	Fair value exceeds carrying value by:	Reporting Unit	Goodwill	Fair value exceeds carrying value by:
A	$402.9	> 10%	A	$483.7	> 70%
B	$1,410.0	> 185%	B	$735.5	> 25%
			C	$99.7	> 45%
Based on the analysis described above, for the reporting units for which we performed the quantitative impairment test, we concluded that our goodwill was not impaired as of October 1, 2024, because these reporting units passed the test as the fair values of each of the reporting units were substantially in excess of their respective carrying values.
We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 10 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The determination of fair value is based on the relief from royalty method of the income approach, which models the cash flows from indefinite-lived intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis includes assumptions related to forecasted future revenues attributable to indefinite-lived intangibles, royalty rates and risk-adjusted discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, the indefinite-lived intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value. Based on this analysis, for the indefinite lived-intangible asset for which we performed a quantitative impairment test as of October 1, 2024, we concluded that it was not impaired because its fair value was in excess of its carrying value.

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
The discount rate used to calculate net pension and postretirement benefit costs is determined at the beginning of each year. For the year ended December 31, 2024, discount rates of 5.40% for both the domestic pension plan and the domestic postretirement benefit plan, and a weighted-average discount rate of 4.32% for the significant foreign pension plans were used

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
to calculate 2024 net pension and postretirement benefit costs. A 25 basis-point increase or decrease in the discount rate would not have impacted the 2024 net pension and postretirement benefit cost.
The discount rate used to measure our benefit obligations is determined at the end of each year. As of December 31, 2024, we used discount rates of 4.60% for the domestic pension plan, 5.80% for the domestic postretirement benefit plan and a weighted-average discount rate of 5.13% for our significant foreign pension plans to measure our benefit obligations. A 25 basis-point increase or decrease in the discount rate would have decreased or increased the benefit obligation as of December 31, 2024 by approximately $9.0 and $10.0, respectively.
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
For 2024, the weighted-average expected rates of return of 4.25% and 4.21% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively. For 2025, we plan to use expected rates of return of 4.25% and 5.35% for the domestic and significant foreign pension plans, respectively. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis-point increase or decrease in the expected return on plan assets would have decreased or increased the 2024 net pension cost by approximately $1.0.

RECENT ACCOUNTING STANDARDS
See Note 18 in Item 8, Financial Statements and Supplementary Data for further information on certain accounting standards that have been adopted during 2024 or that have not yet been required to be implemented and may be applicable to our future operations.

NON-GAAP FINANCIAL MEASURE
This MD&A includes both financial measures in accordance with U.S. GAAP, as well as a non-GAAP financial measure. The non-GAAP financial measure represents Net Income Available to IPG Common Stockholders before Provision for Income Taxes, Total (Expenses) and Other Income, Equity in Net Income of Unconsolidated Affiliates, Net Income Attributable to Non-controlling Interests, and Amortization of Acquired Intangibles and Impairment of Goodwill which we refer to as “Adjusted EBITA”.
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
The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the years ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
	2024	2023	2022

Revenue before billable expenses	$9,187.6	$9,400.6	$9,449.4

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1,2]	$689.5	$1,098.4	$938.0

Add Back:
Provision for income taxes	333.9	291.2	318.4
Subtract:
Total (expenses) and other income	(154.1)	(74.6)	(112.3)
Equity in net income of unconsolidated affiliates	0.5	1.3	5.6
Net income attributable to non-controlling interests	(26.2)	(19.7)	(18.1)
Operating Income [1,2]	1,203.2	1,482.6	1,381.2

Add Back:
Amortization of acquired intangibles	81.8	84.0	84.7
Impairment of goodwill	232.1	—	—

Adjusted EBITA [1,2]	$1,517.1	$1,566.6	$1,465.9
Adjusted EBITA Margin on Revenue before billable expenses [1,2]	16.5%	16.7%	15.5%

1Calculations include restructuring charges of $(5.0) in 2024, $0.1 in 2023 and $102.4 in 2022. See “Restructuring Charges” in this MD&A and Note 12 in Item 8, Financial Statements and Supplementary Data, for further information.
2Calculations include $9.3 of deal costs incurred during the fourth quarter of 2024 related to the planned acquisition of IPG by Omnicom. See Note 2 in Item 8, Financial Statements and Supplementary Data, for further information.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value and cash flows of our debt obligations. The majority of our debt (approximately 99% as of both December 31, 2024 and 2023) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates, and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
As of December 31,	10% Increase in Interest Rates	10% Decrease in Interest Rates
2024	$(97.5)	$113.1
2023	(115.3)	111.0
We had $2,187.7 of cash, cash equivalents and marketable securities as of December 31, 2024 that we generally invest in conservative, short-term bank deposits or securities. The interest income generated primarily from these investments is subject to both domestic and foreign interest rate movements. During 2024 and 2023, we had interest income of $151.7 and $140.8, respectively. Based on our 2024 results, a 100 basis-point increase or decrease in interest rates would affect our interest income by approximately $21.9, assuming that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end 2024 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The foreign currencies that most adversely impacted our results during the year ended December 31, 2024 were the Argentine Peso, the Brazilian Real, the Japanese Yen and the Chilean Peso. The foreign currencies that most favorably impacted our results during the year ended December 31, 2024 were he British Pound Sterling, the Colombian Peso and the Euro. Based on 2024 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase approximately 4%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2024 levels.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessment for Indefinite-Lived Intangible Assets
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s other intangible assets balance includes $165.3 million of indefinite-live intangible assets as of December 31, 2024. For intangible assets not subject to amortization, management evaluates for impairment annually or more frequently if events or changes in circumstances indicate that an impairment may exist. The determination of fair value is based on the relief from royalty method of the income approach, which incorporates the use of a discounted cash flow analysis. Management’s discounted cash flow analysis includes assumptions related to forecasted future revenues, royalty rates and discount rates.
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
February 20, 2025
We have served as the Company's auditor since 1952.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2024	2023	2022
REVENUE:
Revenue before billable expenses	$9,187.6	$9,400.6	$9,449.4
Billable expenses	1,504.1	1,488.7	1,478.4
Total revenue	10,691.7	10,889.3	10,927.8

OPERATING EXPENSES:
Salaries and related expenses	6,024.8	6,243.9	6,258.3
Office and other direct expenses	1,343.1	1,342.5	1,346.4
Billable expenses	1,504.1	1,488.7	1,478.4
Cost of services	8,872.0	9,075.1	9,083.1
Selling, general and administrative expenses	130.5	67.2	87.1
Depreciation and amortization	258.9	264.3	274.0
Impairment of goodwill	232.1	—	—
Restructuring charges	(5.0)	0.1	102.4
Total operating expenses	9,488.5	9,406.7	9,546.6

OPERATING INCOME	1,203.2	1,482.6	1,381.2

EXPENSES AND OTHER INCOME:
Interest expense	(229.9)	(225.6)	(167.9)
Interest income	151.7	140.8	56.6
Other (expense) income, net	(75.9)	10.2	(1.0)
Total (expenses) and other income	(154.1)	(74.6)	(112.3)

Income before income taxes	1,049.1	1,408.0	1,268.9
Provision for income taxes	333.9	291.2	318.4
Income of consolidated companies	715.2	1,116.8	950.5
Equity in net income of unconsolidated affiliates	0.5	1.3	5.6
NET INCOME	715.7	1,118.1	956.1
Net income attributable to non-controlling interests	(26.2)	(19.7)	(18.1)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$689.5	$1,098.4	$938.0

Earnings per share available to IPG common stockholders:
Basic	$1.84	$2.86	$2.40
Diluted	$1.83	$2.85	$2.37

Weighted-average number of common shares outstanding:
Basic	375.2	384.1	391.5
Diluted	377.7	385.9	395.1
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)

	Years ended December 31,
	2024	2023	2022
NET INCOME	$715.7	$1,118.1	$956.1

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation:
Foreign currency translation adjustments	(153.4)	59.3	(131.8)
Reclassification adjustments recognized in net income	0.2	0.5	4.3
	(153.2)	59.8	(127.5)

Derivative instruments:
Changes in fair value of derivative instruments	0.0	0.6	17.5
Recognition of previously unrealized gains included in net income	(3.8)	(2.6)	(1.4)
Income tax effect	1.0	0.5	(4.0)
	(2.8)	(1.5)	12.1

Defined benefit pension and other postretirement plans:
Net actuarial (losses) gains for the period	(24.1)	(17.4)	2.4
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	7.5	6.8	6.3
Settlement and curtailment (gains) losses included in net income	(0.3)	(0.3)	0.0
Other	1.1	(2.1)	4.8
Income tax effect	3.9	2.0	0.8
	(11.9)	(11.0)	14.3

Other comprehensive (loss) income, net of tax	(167.9)	47.3	(101.1)
TOTAL COMPREHENSIVE INCOME	547.8	1,165.4	855.0
Less: comprehensive income attributable to non-controlling interests	24.7	19.5	16.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$523.1	$1,145.9	$838.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$2,187.1	$2,386.1
Accounts receivable, net of allowance of $37.0 and $46.4, respectively	5,649.7	5,768.8
Accounts receivable, billable to clients	2,088.4	2,229.2
Prepaid expenses	552.4	415.8
Assets held for sale	51.4	21.9
Other current assets	77.0	128.6
Total current assets	10,606.0	10,950.4
Property and equipment, net of accumulated depreciation and amortization of $1,258.1 and $1,224.9, respectively	566.8	636.7
Deferred income taxes	249.2	265.0
Goodwill	4,689.4	5,080.9
Other intangible assets	659.9	743.6
Operating lease right-of-use assets	1,037.8	1,162.6
Other non-current assets	516.7	428.1
TOTAL ASSETS	$18,325.8	$19,267.3

LIABILITIES:
Accounts payable	$8,286.1	$8,355.0
Accrued liabilities	661.6	705.8
Contract liabilities	509.0	684.7
Short-term borrowings	40.5	34.2
Current portion of long-term debt	0.1	250.1
Current portion of operating leases	237.2	252.6
Liabilities held for sale	23.5	48.5
Total current liabilities	9,758.0	10,330.9
Long-term debt	2,920.5	2,917.5
Non-current operating leases	1,056.3	1,216.8
Deferred compensation	202.3	223.6
Other non-current liabilities	478.6	532.4
TOTAL LIABILITIES	14,415.7	15,221.2

Redeemable non-controlling interests (see Note 7)	45.6	42.3

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2024 – 372.4; 2023 – 383.0 shares outstanding: 2024 – 372.4; 2023 – 378.7	37.2	38.3
Additional paid-in capital	432.6	728.5
Retained earnings	4,440.2	4,254.5
Accumulated other comprehensive loss, net of tax	(1,112.6)	(946.2)
	3,797.4	4,075.1
Less: Treasury stock, at cost: 2024 – 0 shares; 2023 – 4.3 shares	—	132.5
Total IPG stockholders’ equity	3,797.4	3,942.6
Non-controlling interests	67.1	61.2
TOTAL STOCKHOLDERS’ EQUITY	3,864.5	4,003.8
TOTAL LIABILITIES AND EQUITY	$18,325.8	$19,267.3
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$715.7	$1,118.1	$956.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258.9	264.3	274.0
Impairment of goodwill	232.1	—	—
Amortization of restricted stock and other non-cash compensation	64.8	46.7	50.0
Net losses (gains) on sales of businesses	64.2	(17.9)	11.3
Provision for uncollectible receivables	1.9	7.2	(8.9)
Net amortization of bond discounts and deferred financing costs	1.0	2.0	3.0
Non-cash restructuring charges	(5.0)	(0.9)	101.8
Deferred income tax	(28.1)	5.1	(27.0)
Other	46.2	26.8	13.4
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	(121.2)	(385.3)	(362.7)
Accounts receivable, billable to clients	42.2	(181.4)	244.5
Prepaid Expenses	(159.4)	(46.0)	(55.6)
Other current assets	44.2	(42.2)	(5.5)
Accounts payable	204.1	47.8	(408.0)
Accrued liabilities	(14.7)	(63.6)	(102.8)
Contract liabilities	(160.7)	(5.4)	17.8
Other non-current assets and liabilities	(131.0)	(220.6)	(59.3)
Net cash provided by operating activities	1,055.2	554.7	642.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(141.8)	(179.3)	(178.1)
Purchase of investments	(25.2)	(4.2)	(13.2)
Purchase of short-term marketable securities	(1.2)	(97.6)	(0.2)
Acquisitions, net of cash acquired	—	(6.3)	(232.2)
Deconsolidation of a subsidiary	—	—	(20.4)
Maturity of short-term marketable securities	2.5	100.7	—
Net proceeds from investments	3.1	35.1	2.6
Proceeds from sale of businesses, net of cash sold	7.9	58.7	(22.4)
Other investing activities	3.6	7.5	33.8
Net cash used in investing activities	(151.1)	(85.4)	(430.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(496.5)	(479.1)	(457.3)
Repayment of long-term debt	(250.1)	(0.5)	(0.7)
Repurchases of common stock	(230.1)	(350.2)	(320.1)
Distributions to non-controlling interests	(18.9)	(17.7)	(12.3)
Tax payments for employee shares withheld	(14.1)	(58.9)	(40.3)
Acquisition-related payments	(9.0)	(12.9)	(9.3)
Settlement of senior note	—	—	(29.9)
Net increase (decrease) in short-term borrowings	0.2	(8.2)	(29.4)
Proceeds from long-term debt	0.2	296.3	—
Other financing activities	(1.6)	(3.1)	(0.1)
Net cash used in financing activities	(1,019.9)	(634.3)	(899.4)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(82.9)	7.0	(31.7)
Net decrease in cash, cash equivalents and restricted cash	(198.7)	(158.0)	(719.1)
Cash, cash equivalents and restricted cash at beginning of period	2,395.1	2,553.1	3,272.2
Cash, cash equivalents and restricted cash at end of period	$2,196.4	$2,395.1	$2,553.1
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394.3	$39.3	$1,226.6	$3,154.3	$(894.2)	$0.0	$3,526.0	$63.2	$3,589.2
Net income				938.0			938.0	18.1	956.1
Other comprehensive loss					(99.5)		(99.5)	(1.6)	(101.1)
Reclassifications related to redeemable non-controlling interests			(3.1)				(3.1)	0.5	(2.6)
Distributions to non-controlling interests								(12.3)	(12.3)
Change in redemption value of redeemable non-controlling interests				(3.0)			(3.0)		(3.0)
Retirement of treasury stock	(7.2)	(0.7)	(199.2)			199.9	0.0		0.0
Repurchases of common stock						(320.1)	(320.1)		(320.1)
Common stock dividends ($1.16 per share)				(457.2)			(457.2)		(457.2)
Stock-based compensation	3.5	0.4	71.2				71.6		71.6
Shares withheld for taxes	(1.0)	(0.1)	(38.7)				(38.8)		(38.8)
Other			0.7				0.7	(9.8)	(9.1)
Balance at December 31, 2022	389.6	$38.9	$1,057.5	$3,632.1	$(993.7)	$(120.2)	$3,614.6	$58.1	$3,672.7
Net income				1,098.4			1,098.4	19.7	1,118.1
Other comprehensive income					47.5		47.5	(0.2)	47.3
Reclassifications related to redeemable non-controlling interests								0.3	0.3
Distributions to non-controlling interests								(17.7)	(17.7)
Change in redemption value of redeemable non-controlling interests				2.6			2.6		2.6
Retirement of treasury stock	(9.3)	(0.9)	(339.5)			340.4	0.0		0.0
Repurchases of common stock						(352.7)	(352.7)		(352.7)
Common stock dividends ($1.24 per share)				(478.6)			(478.6)		(478.6)
Stock-based compensation	4.4	0.5	69.6				70.1		70.1
Shares withheld for taxes	(1.7)	(0.2)	(59.1)				(59.3)		(59.3)
Other			0.0				0.0	1.0	1.0
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8
Net income				689.5			689.5	26.2	715.7
Other comprehensive loss					(166.4)		(166.4)	(1.5)	(167.9)
Reclassifications related to redeemable non-controlling interests			(2.7)				(2.7)	(1.5)	(4.2)
Distributions to non-controlling interests								(18.9)	(18.9)
Change in redemption value of redeemable non-controlling interests				(5.4)			(5.4)		(5.4)
Retirement of treasury stock	(11.6)	(1.2)	(363.4)			364.5	(0.1)		(0.1)
Repurchase of common stock						(232.0)	(232.0)		(232.0)
Common stock dividends ($1.32 per share)				(498.3)			(498.3)		(498.3)
Stock-based compensation	1.4	0.1	88.8				88.9		88.9
Shares withheld for taxes	(0.4)	0.0	(13.8)				(13.8)		(13.8)
Other			(4.8)	(0.1)			(4.9)	1.6	(3.3)
Balance at December 31, 2024	372.4	$37.2	$432.6	$4,440.2	$(1,112.6)	$0.0	$3,797.4	$67.1	$3,864.5

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
Basis of Presentation
We conduct our business across three reportable segments described in Note 16. The three reportable segments are: Media, Data & Engagement Solutions ("MD&E"), Integrated Advertising & Creativity Led Solutions ("IA&C"), and Specialized Communications & Experiential Solutions ("SC&E").
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
Selling, general and administrative expenses are primarily the unallocated expenses from Corporate and other excluding depreciation and amortization.
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
Reclassifications
Certain reclassifications and immaterial adjustments have been made to prior-period financial statements to conform to the current-period presentation, including the recast of certain prior period adjustments to reflect the transfer of certain agencies between reportable segments.
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
Leases
As of December 31, 2024, we do not have a material amount of finance leases and the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.

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
We review goodwill as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 10 reporting units that were subject to the 2024 annual impairment testing. Our annual impairment review as of October 1, 2024 did not result in an impairment charge for any of our reporting units. Additionally, we performed an interim impairment test as of August 31, 2024. Refer to Note 9 for details.
Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The determination of fair value is based on the relief from royalty method of the income approach, which models the cash flows from indefinite-lived intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis includes assumptions related to forecasted future revenues attributable to indefinite-lived intangibles, royalty rates and risk-adjusted discount rates. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, the indefinite-lived intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value. Based on this analysis, for the indefinite lived-intangible asset for which we performed a quantitative impairment test as of October 1, 2024, we concluded that it was not impaired because its fair value was in excess of its carrying value.
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
The fair value of each reporting unit for 2024 and 2023 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.
We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these asset groups. These asset groups are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 10 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.
Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax loss of $2.2 for the year ended December 31, 2024, a pre-tax loss of $5.7 for the year ended December 31, 2023, and a pre-tax gain of $2.5 for the year ended December 31, 2022.

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
We may be required to calculate basic EPS using the two-class method as a result of our redeemable non-controlling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. For the years ended December 31, 2024, 2023 and 2022, there was no impact to EPS for adjustments related to our redeemable non-controlling interests.
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
In October 2024, we retired 11.6 shares of our treasury stock, which resulted in a reduction in common stock of $1.2, treasury stock of $364.5 and APIC of $363.4. In October 2023, we retired 9.3 shares of our treasury stock, which resulted in a reduction in common stock of $0.9, treasury stock of $340.4 and APIC of $339.5. In October 2022, we retired $7.2 shares of our treasury stock, which resulted in a reduction in common stock of $0.7, treasury stock of $199.9 and APIC of $199.2.

Note 2:  Planned Acquisition of IPG by Omnicom
On December 8, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omnicom Group Inc. (“Omnicom”) and EXT Subsidiary Inc., a direct wholly owned subsidiary of Omnicom (“Merger Sub”), pursuant to which Merger Sub will merge with and into IPG, with IPG surviving the merger as a direct wholly owned subsidiary of Omnicom.
As a result of the merger, each share of IPG common stock issued and outstanding immediately prior to the effective time of the merger (other than certain excluded shares) will be converted into the right to receive 0.344 shares of Omnicom common stock and, if applicable, cash in lieu of fractional shares. The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to closing the merger.
Following the close of the transaction, Omnicom shareholders will own 60.6% of the combined company and IPG shareholders will own 39.4%, on a fully diluted basis. As a result of the merger, we will cease to be a publicly traded company.
The Merger Agreement contains customary representations, warranties, and covenants. The stock-for-stock transaction is expected to be tax-free to IPG shareholders and is expected to close in the second half of 2025, subject to Omnicom and IPG shareholder approvals, required domestic and foreign regulatory approvals and other customary conditions.
If the Merger Agreement is terminated under certain circumstances, including if Omnicom terminates the agreement (i) following a change or withdrawal of the recommendation of the IPG's board of directors to IPG stockholders to approve the merger, or (ii) as a result of a willful and material breach of our non-solicitation obligations under the Merger Agreement, then we will be obligated to pay a termination fee of $439.0 to Omnicom (the “IPG Termination Fee”). We will also be obligated to pay the IPG Termination Fee if (i) the IPG shareholders fail to approve the merger (and Omnicom has obtained shareholder approval), or (ii) we breach the Merger Agreement in a manner that Omnicom’s closing conditions not being satisfied and the breach cannot be cured by the specified outside date and, in any such case, within 12 months after the termination date a competing proposal to acquire 50% or more of the business, assets or outstanding shares of IPG has been publicly announced and consummated, or a definitive agreement in respect of such competing proposal has been signed. We will also be required to reimburse up to $25.0 of Omnicom’s merger-related fees, costs and expenses if the Merger Agreement is terminated as a result of the failure of the IPG shareholders to approve the merger (and Omnicom has obtained shareholder approval).
During the fourth quarter of 2024, $9.3 of deal costs were incurred related to the planned acquisition of IPG by Omnicom, which were recorded within selling, general and administrative expenses.

Note 3:  Revenue
Disaggregation of Revenue
The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 16.
Media, Data & Engagement Solutions
The MD&E segment provides, and is distinguished by innovative capabilities and scale in, global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

management and analytics, strategic consulting, and digital brand experience. MD&E is comprised of IPG Mediabrands, UM, Initiative, KINESSO, Acxiom and MRM.
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
Principal Geographic Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Years ended December 31,
Total revenue:	2024	2023	2022
United States	$6,837.4	$7,033.1	$7,031.0
International:
United Kingdom	944.3	891.5	902.7
Continental Europe	927.5	901.3	867.5
Asia Pacific	799.3	868.3	918.5
Latin America	473.7	477.0	454.9
Other	709.5	718.1	753.2
Total International	3,854.3	3,856.2	3,896.8
Total Consolidated	$10,691.7	$10,889.3	$10,927.8

	Years ended December 31,
Revenue before billable expenses:	2024	2023	2022
United States	$5,940.3	$6,102.2	$6,157.7
International:
United Kingdom	772.0	759.2	742.2
Continental Europe	805.1	795.7	764.6
Asia Pacific	659.6	729.8	772.7
Latin America	444.6	448.7	423.6
Other	566.0	565.0	588.6
Total International	3,247.3	3,298.4	3,291.7
Total Consolidated	$9,187.6	$9,400.6	$9,449.4

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

MD&E	Years ended December 31,
Total revenue:	2024	2023	2022
United States	$2,662.4	$2,737.7	$2,735.5
International	1,611.9	1,679.7	1,665.6
Total MD&E	$4,274.3	$4,417.4	$4,401.1

Revenue before billable expenses:
United States	$2,644.6	$2,709.7	$2,696.1
International	1,569.2	1,638.9	1,619.6
Total MD&E	$4,213.8	$4,348.6	$4,315.7

IA&C	Years ended December 31,
Total revenue:	2024	2023	2022
United States	$2,392.5	$2,502.5	$2,580.6
International	1,514.7	1,477.1	1,540.5
Total IA&C	$3,907.2	$3,979.6	$4,121.1

Revenue before billable expenses:
United States	$2,283.3	$2,377.6	$2,478.5
International	1,261.1	1,233.5	1,269.0
Total IA&C	$3,544.4	$3,611.1	$3,747.5

SC&E	Years ended December 31,
Total revenue:	2024	2023	2022
United States	$1,782.5	$1,792.9	$1,714.9
International	727.7	699.4	690.7
Total SC&E	$2,510.2	$2,492.3	$2,405.6

Revenue before billable expenses:
United States	$1,012.4	$1,014.9	$983.1
International	417.0	426.0	403.1
Total SC&E	$1,429.4	$1,440.9	$1,386.2

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	December 31, 2024	December 31, 2023
Accounts receivable, net of allowance of $37.0 and $46.4, respectively	$5,649.7	$5,768.8
Accounts receivable, billable to clients	2,088.4	2,229.2
Contract assets	50.1	68.6
Contract liabilities (deferred revenue)	509.0	684.7
Contract assets are primarily comprised of contract incentives that are generally satisfied annually under the terms of our contracts and are transferred to accounts receivable when the right to payment becomes unconditional. Contract liabilities relate to advance consideration received from customers under the terms of our contracts primarily related to reimbursements of third-

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

party expenses, whether we act as principal or agent, and to a lesser extent, periodic retainer fees, both of which are generally recognized shortly after billing.
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $598.5 of unsatisfied performance obligations as of December 31, 2024, which will be recognized as services are performed over the remaining contractual terms through 2030.

Note 4:  Leases
As of December 31, 2024 and 2023, the majority of our operating leases, for which we serve as the lessee, consist primarily of real-estate property for our offices around the world, and we do not have a material amount of finance leases. Both the right-of-use asset and lease liability are measured at the present value of the future lease payments, with the asset being subject to adjustments such as initial direct costs, prepaid lease payments, and lease incentives. Many of our leases provide for renewal and/or termination options, as well as escalation clauses, which are also factored into our lease payments when appropriate. As of December 31, 2024, our leases have remaining lease terms of 1 year to 12 years. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or using the Company's collateralized credit-adjusted borrowing rate.
The following tables present information on our operating leases for the full years of 2024, 2023 and 2022.

	Years ended December 31,
	2024	2023	2022
Operating lease cost	$266.1	$268.4	$290.7
Short-term lease cost	5.4	7.9	6.4
Sublease income	(30.1)	(26.4)	(23.8)
Total lease cost	$241.4	$249.9	$273.3

Cash paid related to operating lease liabilities	$302.6	$299.5	$320.9
Right-of-use assets obtained in exchange for lease liabilities	$109.4	$83.0	$93.0

	As of December 31,
	2024	2023	2022
Weighted-average remaining lease term	Seven years	Seven years	Eight years
Weighted-average discount rate	3.81%	3.63%	3.51%
Our future payments of our operating leases as of December 31, 2024 are listed in the table below.

Period	Payments
2025	$279.9
2026	264.8
2027	230.5
2028	180.5
2029	147.1
Thereafter	362.8
Total future lease payments	1,465.6
Less: imputed interest	172.1
Present value of future lease payments	1,293.5
Less: current portion of operating leases	237.2
Non-current operating leases	$1,056.3
As of December 31, 2024, we had no additional operating leases that had not yet commenced.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 5:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2024 [1]	2023 [1]
4.200% Senior Notes due 2024	4.240%	$—	$249.9
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $0.7 and $1.7, respectively)	4.780%	497.6	497.0
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.2 and $3.2, respectively)	4.920%	644.6	643.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.5 and $2.9, respectively)	2.512%	496.6	496.0
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.3 and $2.7, respectively)	5.650%	294.0	293.4
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $0.9 and $4.7, respectively)	3.448%	494.4	494.1
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.5 and $4.4, respectively)	5.480%	493.1	492.8
Other notes payable and capitalized leases		0.3	0.8
Total long-term debt		2,920.6	3,167.6
Less: current portion		0.1	250.1
Long-term debt, excluding current portion		$2,920.5	$2,917.5

1See Note 14 for information on the fair value measurement of our long-term debt.

Annual maturities are scheduled as follows based on the book value as of December 31, 2024.

2025	$0.1
2026	0.1
2027	0.1
2028	497.7
2029	0.0
Thereafter	2,422.6
Total long-term debt	$2,920.6
For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, we have debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of December 31, 2024 and 2023, we had total unamortized debt issuance costs of $23.7 and $22.7, respectively. Our debt securities include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.
As of December 31, 2024 and 2023, the estimated fair value of the Company's long-term debt was $2,702.0 and $2,975.3, respectively. Refer to Note 14 for details.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Debt Transactions
4.200% Senior Notes due 2024
Our 4.200% unsecured senior notes in aggregate principal amount of $250.0 matured on April 15, 2024. We used cash on hand to fund the principal repayment.
Credit Arrangement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the "Credit Agreement"). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029 and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio, of not more than 3.50 to 1.00, among other customary covenants like limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0.
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of both December 31, 2024 and 2023, there were no borrowings under the Credit Agreement; however, we had $9.3 and $9.5 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7 and $1,490.5, respectively. In addition to other customary covenants, we are required to maintain the financial covenant listed below as of the end of each fiscal quarter for the period of four fiscal quarters then ended pursuant to our Credit Agreement. We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2024.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the Base Rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2024, the applicable margin was 0.125% for Base Rate advances and 1.125% for Eurocurrency Rate borrowings. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.250%. We also pay a facility fee on each lender's revolving commitment of 0.125%, which is an annual rate determined based on our credit ratings.

Financial Covenant
Leverage ratio (not greater than): [1]	3.50x

1The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of December 31, 2024 and 2023, the Company had uncommitted lines of credit in an aggregate amount of $769.1 and $780.7, under which we had outstanding borrowings of $40.5 and $34.2 classified as short-term borrowings on our Consolidated Balance Sheets, respectively. The average amounts outstanding during 2024 and 2023 were $44.0 and $47.9, respectively, with weighted-average interest rates of approximately 7.6% and 7.9%, respectively.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the commercial paper program are supported by the Credit Agreement described above. Commercial paper proceeds are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. Commercial paper maturities vary but may not exceed 397 days from the

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

date of issue. As of both December 31, 2024 and 2023, there was no commercial paper outstanding. There was no outstanding commercial paper under the program during both 2024 and 2023.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2024 and 2023 the amounts netted were $2,132.7 and $2,718.0, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 6:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2024	2023	2022
Net income available to IPG common stockholders	$689.5	$1,098.4	$938.0

Weighted-average number of common shares outstanding - basic	375.2	384.1	391.5
Dilutive effect of stock options and restricted shares	2.5	1.8	3.6
Weighted-average number of common shares outstanding - diluted	377.7	385.9	395.1

Earnings per share available to IPG common stockholders:
Basic	$1.84	$2.86	$2.40
Diluted	$1.83	$2.85	$2.37

Note 7:  Acquisitions
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
During 2024, no acquisitions occurred and we did not record any additional goodwill or other intangible assets related to acquisitions.
On December 3, 2024, we entered into a definitive purchase agreement to acquire the outstanding shares of an e-commerce intelligence platform, the transaction is expected to close in the first quarter of 2025 for a cash payment of $50.4, subject to customary closing adjustments.
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
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any payments in stock related to our acquisitions in 2024, 2023 or 2022.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2024	2023	2022
Cost of investment: current-year acquisitions	$—	$5.8	$235.4
Cost of investment: prior-year acquisitions	9.0	16.6	9.3
Less: net cash acquired	—	3.2	3.2
Total cost of investment	9.0	19.2	241.5
Operating payments [1]	0.3	2.7	9.6
Total cash paid for acquisitions [2]	$9.3	$21.9	$251.1

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
2Of the total cash paid for acquisitions, $0.0, $6.3 and $232.2 for the years ended December 31, 2024, 2023 and 2022, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows as acquisitions, net of cash acquired. These amounts relate to initial payments for new transactions, as well as adjustments made to upfront payments related to prior year acquisitions. Of the total cash paid for acquisitions, $9.0, $12.9 and $9.3 for the years ended December 31, 2024, 2023 and 2022, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows as acquisition-related payments. These amounts relate to deferred payments and increases in our ownership interest for prior acquisitions.

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
For acquisitions, we record deferred payment and redeemable non-controlling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are recorded on a discounted basis and adjusted quarterly, if necessary, through operating income or net interest expense, depending on the nature of the arrangement, for both changes in estimate and accretion between the acquisition date and the final payment date. See Note 17 for further information on contingent acquisition obligations. Redeemable non-controlling interests are adjusted quarterly, if necessary, to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact retained earnings or additional paid in capital, except for foreign currency translation adjustments. The following table presents changes in our redeemable non-controlling interests.

	Years ended December 31,
	2024	2023	2022
Balance at beginning of period	$42.3	$38.3	$15.6
Change in related non-controlling interests balance	1.5	(0.3)	(0.5)
Changes in redemption value of redeemable non-controlling interests:
Additions	2.7	7.4	30.3
Redemptions and other	(6.1)	(0.4)	(9.9)
Redemption value adjustments	5.4	(2.6)	3.0
Currency translation adjustments	(0.2)	(0.1)	(0.2)
Balance at end of period	$45.6	$42.3	$38.3

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 8:  Supplementary Data
Valuation and Qualifying Accounts – Accounts Receivable, Allowance for Expected Credit Losses

	Years ended December 31,
	2024	2023	2022
Balance at beginning of period	$46.4	$48.6	$68.5
Charges to costs and expenses [1]	1.9	7.2	(5.8)
Adjustments:
Acquisitions/(Dispositions)	2.0	(1.7)	(0.9)
Uncollectible accounts written off	(11.4)	(7.8)	(12.8)
Recoveries	0.1	0.1	1.9
Foreign currency translation adjustments	(2.0)	—	(2.3)
Balance at end of period	$37.0	$46.4	$48.6

1Includes reversals of our allowance for credit losses as a result of improved credit outlook over the course of the COVID-19 pandemic for the year ended December 31, 2022.

Property and Equipment

	December 31,
	2024	2023
Furniture and equipment	$581.9	$632.8
Leasehold improvements	501.8	507.0
Internal-use computer software	603.2	585.1
Land and buildings	138.0	136.7
Gross property and equipment	1,824.9	1,861.6
Less: accumulated depreciation and amortization	(1,258.1)	(1,224.9)
Total property and equipment, net	$566.8	$636.7
Total depreciation and amortization expense, which excludes the amortization of acquired intangibles, for property and equipment for the years ended December 31, 2024, 2023 and 2022 was $177.1, $180.3 and $189.3, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2024	2023
Salaries, benefits and related expenses	$432.1	$507.5
Income taxes payable	80.3	56.8
Interest	37.5	40.2
Office and related expenses	18.7	22.3
Acquisition obligations	5.3	2.9
Restructuring charges	0.4	0.6
Other	87.3	75.5
Total accrued liabilities	$661.6	$705.8

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Other (Expense) Income, Net
Results of operations include certain items that are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2024	2023	2022
Net gains/(losses) on sales of businesses	$(64.2)	$17.9	$(11.3)
Other	(11.7)	(7.7)	10.3
Total other (expense) income, net	$(75.9)	$10.2	$(1.0)
Net gains/(losses) on sales of businesses – During 2024, 2023 and 2022, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of goodwill, accounts receivable and accounts payable, as held for sale within our MD&E, IA&C, and SC&E reportable segments. The businesses held for sale as of year-end primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months. During 2024, the amounts recognized were primarily related to two digital specialist agencies within our MD&E segment classified as held for sale during the third quarter of 2024. The sale of one of these businesses closed in the fourth quarter of 2024 and the sale of the other is expected to close in the first half of 2025. The sales of businesses and the classification of certain assets and liabilities as held for sale included cash, net of proceeds, of $7.9, $58.7 and $(22.4) for the years ended 2024, 2023 and 2022, respectively, which is classified within the Proceeds from sale of businesses, net of cash sold line in our Consolidated Statements of Cash Flows in Item 8, Financial Statements and Supplementary Data.
Other – During 2024, the majority of the amounts recognized were primarily related to pension and postretirement costs. During 2023, the majority of the amounts recognized were primarily related to pension and postretirement costs. During 2022, the majority of the amounts recognized were primarily related to a cash gain from the sale of an equity investment, partially offset by a non-cash loss related to the deconsolidation of a previously consolidated entity in which we maintain an equity interest.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Held for Sale
Long-lived assets (disposal group) to be sold are classified as held for sale in the period which all criteria are met. The Company measures assets (disposal group) held for sale at the lower of their carrying value or fair value less cost to sell.
During the third quarter of 2024, management determined that the assets and liabilities of R/GA, one of our digital specialist agencies within our MD&E segment, met the criteria to be presented as held for sale. The planned disposal is expected to be completed within twelve months of designation and does not constitute a strategic shift of the Company's operations and therefore does not meet the discontinued operations criteria.
The Company recorded a loss within net losses on sales of businesses, included in Other (expense) income, net, upon classification as held for sale for the disposal group to adjust its carrying value to fair value less cost to sell. This is presented as a valuation allowance of $71.1 on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group. Any differences due to changes in fair values less costs to sell or carrying values for the disposal group will be recognized as a gain or loss in future financial statements. See further discussion below in the “Goodwill” section within Note 9.
The following table sets provides a reconciliation of the carrying amounts of major classes of assets and liabilities held for sale, respectively, to the amounts presented in the Company's consolidated balance sheets as of December 31, 2024.

December 31, 2024
ASSETS:
Cash and cash equivalents	$2.1
Accounts receivable	21.0
Accounts receivable, billable to clients	7.9
Goodwill and other intangibles	78.9
Property and equipment, net	8.2
Operating lease right-of-use assets	1.7
Other assets	2.7
Total assets	122.5
Valuation allowance	(71.1)
TOTAL ASSETS HELD FOR SALE	$51.4

LIABILITIES:
Accounts payable	$18.0
Accrued liabilities	4.2
Other liabilities	1.3
TOTAL LIABILITIES HELD FOR SALE	$23.5

NET ASSETS HELD FOR SALE	$27.9

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Share Repurchase Programs
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
On February 11, 2025, the Board authorized a share repurchase program to repurchase from time to time up to $155.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2024 share repurchase program.
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. The timing and amount of repurchases in future periods will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the year ended December 31, 2024, 2023 and 2022.

	Years ended December 31,
	2024	2023	2022
Number of shares repurchased	7.3	10.4	10.3
Aggregate cost, including fees[1]	$230.1	$350.2	$320.1
Average price per share, including fees	$31.40	$33.64	$31.01
1.The amount for twelve months ended December 31, 2024 and 2023 excludes $1.9 and $2.5 of estimated excise tax on net share repurchases, respectfully.
We fully utilized the 2022 and 2023 share repurchase programs during the second quarter of 2023 and 2024, respectively. As of December 31, 2024, $170.1, excluding fees, remains available for repurchase under the 2024 share repurchase program. There are no expiration dates associated with the share repurchase programs.

Supplemental Cash Flow Information

	Years ended December 31,
	2024	2023	2022
Cash paid for interest	$231.0	$221.6	$171.1
Changes in operating lease right-of-use assets and lease liabilities [1]	(42.2)	(32.4)	55.1
Cash paid for income taxes, net of refunds [2]	336.1	320.3	255.7

1For the year ended December 31, 2024, comprised of the impairments of operating lease right-of-use asset of ($5.7) classified in Non-cash restructuring charges, offset by $36.5 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2023, comprised of the impairments of operating lease right-of-use asset of ($1.2), classified in Non-cash restructuring charges, offset by $31.2 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2022, comprised of the impairments of operating lease right-of-use asset of $85.4, classified in Non-cash restructuring charges offset by $30.3 net cash outflow, classified in Other non-current assets and liabilities in our Consolidated Statements of Cash Flows.
2Refunds of $53.0, $40.1 and $35.7 were received for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 9: Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The Company transferred certain agencies between operating segments as of January 1, 2023 and January 1, 2024, respectively, which resulted in certain changes to our reporting units and reportable segments. We have allocated goodwill to our reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocations and determined that no impairment existed.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The changes in the carrying value of goodwill for our reportable segments, MD&E, IA&C and SC&E, for the years ended December 31, 2024 and 2023 are listed below.

	MD&E	IA&C	SC&E	Total [1]
Balance as of December 31, 2022	$2,487.6	$1,878.6	$684.4	$5,050.6
Goodwill Reallocation	180.6	(180.6)	—	—
Balance as of January 1, 2023	$2,668.2	$1,698.0	$684.4	$5,050.6
Acquisitions/(Dispositions)	2.2	10.7	(9.8)	3.1
Foreign currency and other	7.1	14.5	5.6	27.2
Balance as of December 31, 2023	$2,677.5	$1,723.2	$680.2	$5,080.9
Goodwill Reallocation	13.3	(13.3)	—	—
Balance as of January 1, 2024	$2,690.8	$1,709.9	$680.2	$5,080.9
Impairment of goodwill [1]	(232.1)	—	—	(232.1)
(Dispositions)/Acquisitions [2]	(116.5)	(1.2)	0.1	(117.6)
Foreign currency and other	(9.4)	(26.9)	(5.5)	(41.8)
Balance as of December 31, 2024 [3]	$2,332.8	$1,681.8	$674.8	$4,689.4

1The amounts for our MD&E segment includes impairment of $24.9 related to a disposal group.
2The amounts for the year ended December 31, 2024 within our MD&E segment represents goodwill allocated to businesses which were held for sale as of the third quarter of 2024. The sale of one of these businesses closed in the fourth quarter of 2024.
3The goodwill balances at December 31, 2024 includes $207.2 of accumulated impairment related to the MD&E reportable segment. The accumulated impairment relates to impairment charges recorded during the third quarter of 2024.
Q3 2024 Interim Goodwill Test
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
Other Intangible Assets
Other intangible assets primarily consist of customer lists and know-how and technology, which have definite lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 10 and 15 years, as well as trade names which have both indefinite and definite lives which are subject to amortization on a straight-line basis with estimated useful lives of 15 years. Amortization expense for other intangible assets for the years ended December 31, 2024, 2023 and 2022 was $81.8, $84.0 and $84.7, respectively. There were no material impairment charges on other intangibles for the years ended December 31, 2024, 2023 and 2022. During 2024 there were no other intangible assets related to our acquisitions, and during 2023 we recorded approximately $8.5 of other intangible assets related to our acquisitions.
The following table provides a summary of other intangible assets, which are included in our Consolidated Balance Sheets.

	December 31,
	2024			2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$872.9	$(474.0)	$398.9	$882.1	$(431.6)	$450.5
Know-how and technology	239.2	(166.4)	72.8	239.5	(138.9)	100.6
Trade names	225.5	(48.1)	177.4	227.3	(45.7)	181.6
Other	16.1	(5.3)	10.8	16.2	(5.3)	10.9
Total [1]	$1,353.7	$(693.8)	$659.9	$1,365.1	$(621.5)	$743.6

1Total gross amount includes indefinite-lived intangible assets not subject to amortization of $165.3 and $165.7 in the years ended December 31, 2024 and 2023, respectively, which primarily consist of trade names.

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2024 is listed below.

	2025	2026	2027	2028	2029
Estimated amortization expense	$80.9	$78.0	$68.6	$51.3	$50.8

Note 10:  Income Taxes
The components of income before income taxes are listed below.

	Years ended December 31,
	2024	2023	2022
Domestic	$529.1	$846.7	$707.4
Foreign	520.0	561.3	561.5
Total	$1,049.1	$1,408.0	$1,268.9

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The provision for income taxes is listed below.

	Years ended December 31,
	2024	2023	2022
U.S. federal income taxes (including foreign withholding taxes):
Current	$154.5	$97.6	$168.0
Deferred	(35.8)	(16.2)	(34.9)
	$118.7	$81.4	$133.1
State and local income taxes:
Current	$42.3	$40.4	$40.4
Deferred	5.3	4.3	(5.3)
	$47.6	$44.7	$35.1
Foreign income taxes:
Current	$165.2	$148.1	$137.0
Deferred	2.4	17.0	13.2
	$167.6	$165.1	$150.2
Total	$333.9	$291.2	$318.4
A reconciliation of the effective income tax rate as reflected in our Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Income tax provision at U.S. federal statutory rate	$220.3	$295.7	$266.5
State and local income taxes, net of U.S. federal income tax benefit	37.6	35.3	27.7
Impact of foreign operations, including withholding taxes	44.0	51.4	37.9
U.S. tax incentives	(23.2)	(24.4)	(23.0)
Change in net valuation allowance [1]	5.8	(2.5)	8.0
Impairment of goodwill	31.3	—	—
Divestitures	16.4	0.5	1.1
(Decrease)/Increase in unrecognized tax benefits	1.8	(61.1)	3.5
Other	(0.1)	(3.7)	(3.3)
Provision for income taxes	$333.9	$291.2	$318.4

Effective income tax rate on operations	31.8%	20.7%	25.1%

1Reflects changes in valuation allowances that impacted the effective income tax rate for each year presented.

In 2024, our effective income tax rate of 31.8% was negatively impacted by the net tax expense on entities classified as held for sale, a reduced tax benefit on impairment of goodwill, and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. Our income tax expense was positively impacted by the reversal of reserves resulting from the lapse of statute for the 2020 federal tax year and the settlement of the 2017 through 2019 New York State income tax audit.
The OECD's global tax reform initiative (known as Pillar 2) is aimed at ensuring multinational enterprises pay a minimum level of tax in all countries in which they operate, beginning with 2024. The adoption of these guidelines did not have a material impact on our current and deferred tax positions in 2024.
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
The components of deferred tax assets and liabilities are listed below.

	December 31,
	2024	2023
Postretirement/post-employment benefits	$12.2	$15.5
Deferred compensation	61.4	65.1
Pension costs	5.6	0.4
Interest	16.5	18.1
Accruals and reserves	39.6	37.0
Allowance for credit losses	9.1	11.3
Basis differences in fixed assets	121.3	72.6
Operating lease liabilities	288.9	322.7
Tax loss/tax credit carry forwards	244.2	260.4
Other	65.5	71.1
Deferred tax assets	864.3	874.2
Valuation allowance for deferred tax assets	(173.1)	(162.5)
Net deferred tax assets	$691.2	$711.7

Basis differences in fixed assets	$—	$—
Basis differences in intangible assets	(386.5)	(395.3)
Operating lease right-of-use assets	(229.6)	(252.8)
Prepaid expenses	(8.5)	(11.4)
Deferred revenue	(1.8)	(1.8)
Unremitted foreign earnings	(6.7)	(7.0)
Deferred tax liabilities	(633.1)	(668.3)

Total net deferred tax assets[1]	$58.1	$43.4

1As of December 31, 2024 and 2023, deferred tax assets of $249.2 and $265.0, respectively, and deferred tax liabilities of $191.1 and $221.6, respectively, were separately included in our Consolidated Balance Sheet under Deferred income taxes and Other non-current liabilities.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The change in the valuation allowance is listed below.

	Years ended December 31,
	2024	2023	2022
Balance at beginning of period	$162.5	$145.8	$146.0
Charged (reversed) to costs and expenses	16.8	13.8	8.9
Charged to gross tax assets and other accounts [1]	5.1	(2.1)	0.6
Foreign currency translation	(11.3)	5.0	(9.7)
Balance at end of period	$173.1	$162.5	$145.8

1Primarily represents changes to the valuation allowance related to the change of a corresponding deferred tax asset.
In 2024, 2023, and 2022, amounts recorded and reversed to costs and expenses primarily related to increases and decreases in valuation allowances in Asia Pacific, Continental Europe and North America for existing deferred tax assets.
As of December 31, 2024, there were $872.9 of loss carryforwards. These loss carryforwards were all non-U.S. tax loss carryforwards, of which $772.0 have unlimited carryforward periods and $100.9 have expiration periods from 2025 to 2043. As of December 31, 2024, the Company also had $19.8 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2025 and 2045.
As of December 31, 2024 and 2023, we had $1,823.9 and $1,633.6, respectively, of undistributed earnings attributable to foreign subsidiaries. The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded any deferred taxes on such amounts. It is not practicable to determine the deferred tax on these undistributed earnings because such liability, if any, is dependent on circumstances that exist if and when a remittance occurs, including the source location and amount of the distribution and foreign withholding taxes.
The table below summarizes the activity related to our unrecognized tax benefits.

	Years ended December 31,
	2024	2023	2022
Balance at beginning of period	$291.0	$283.5	$262.6
Increases as a result of tax positions taken during a prior year	11.1	50.9	4.9
Decreases as a result of tax positions taken during a prior year	(34.4)	(68.2)	(10.1)
Settlements with taxing authorities	(3.3)	(5.8)	(0.7)
Lapse of statutes of limitation	(16.3)	(11.4)	(6.4)
Increases as a result of tax positions taken during the current year	57.7	42.0	33.2
Balance at end of period	$305.8	$291.0	$283.5

Included in the total amount of unrecognized tax benefits of $305.8 as of December 31, 2024, is $271.7 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2024 and 2023 is $49.3 and $38.5, respectively, of which expenses of $10.8 and $2.5 are included in our 2024 and 2023 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in our Consolidated Statements of Operations.
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
We are effectively settled with respect to U.S. federal income tax audits through 2020. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2015 or non-U.S. income tax audits for years prior to 2011.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 11:  Accumulated Other Comprehensive Loss, Net of Tax
The following table presents the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2022	$(849.1)	$35.0	$(179.6)	$(993.7)
Other comprehensive income (loss) before reclassifications	59.5	0.4	(15.8)	44.1
Amount reclassified from accumulated other comprehensive loss, net of tax	0.5	(1.9)	4.8	3.4
Balance as of December 31, 2023	$(789.1)	$33.5	$(190.6)	$(946.2)
Other comprehensive loss before reclassifications	(151.9)	—	(17.2)	(169.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	0.2	(2.8)	5.3	2.7
Balance as of December 31, 2024	$(940.8)	$30.7	$(202.5)	$(1,112.6)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2024	2023	2022
Foreign currency translation adjustments [1]	$0.2	$0.5	$4.3	Other (expense) income, net
Net (gain) loss on derivative instruments	(3.8)	(2.6)	(1.4)	Other income (expense), net, Interest Expense
Amortization of defined benefit pension and postretirement plans items	7.2	6.5	6.3	Other (expense) income, net
Tax effect	(0.9)	(1.0)	(1.1)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$2.7	$3.4	$8.1

1These foreign currency translation adjustments are primarily a result of the sales of businesses.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 12:  Restructuring Charges
Restructuring Charges

	Years ended December 31,
	2024[1]	2023[1]	2022[2]
Severance and termination costs	$0.0	$0.4	$(0.1)
Lease restructuring costs	(5.7)	(1.2)	85.4
Other restructuring costs	0.7	0.9	17.1
Total restructuring charges	$(5.0)	$0.1	$102.4

1The amounts for the years ended December 31, 2024, and 2023 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020.
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
A summary of the restructuring activities related to the 2022 Real Estate Actions as of the year ended December 31, 2024 is as follows:

		2022 Real Estate Actions
	Liability at December 31, 2023	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2024
Lease impairment costs	$0.0	$(2.5)	$(2.5)	$0.0	$0.0
Other restructuring costs	0.0	0.7	0.7	0.0	0.0
Total	$0.0	$(1.8)	$(1.8)	$0.0	$0.0

A summary of the restructuring activities related to the 2022 Real Estate Actions as of the year ended December 31, 2023 is as follows:

		2022 Real Estate Actions
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2023
Lease impairment costs	$0.0	$(0.9)	$(0.9)	$0.0	$0.0
Other restructuring costs	0.0	0.8	0.2	0.6	0.0
Total	$0.0	$(0.1)	$(0.7)	$0.6	$0.0

A summary of the restructuring activities related to the 2022 Real Estate Actions as of the year ended December 31, 2022 is as follows:

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	2022 Real Estate Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Lease impairment costs	$84.4	$84.4	$0.0	$0.0
Other restructuring costs	14.2	13.5	0.7	0.0
Total	$98.6	$97.9	$0.7	$0.0

A summary of the restructuring activities related to the 2022 Real Estate Actions by segment is as follows:

	Years ended December 31,
	2024	2023	2022
Restructuring charges:
MD&E	$0.3	$(1.0)	$69.0
IA&C	(2.1)	(0.3)	21.0
SC&E	0.0	1.1	8.0
Corporate and other	0.0	0.1	0.6
Total	$(1.8)	$(0.1)	$98.6

Non cash lease impairment costs:
MD&E	$0.2	$(1.0)	$54.3
IA&C	(2.7)	(0.5)	22.3
SC&E	0.0	0.4	7.0
Corporate and other	0.0	0.2	0.8
Total	$(2.5)	$(0.9)	$84.4

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
A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2024 is as follows:

	2020 Plan
	Liability at December 31, 2023	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2024
Severance and termination costs	$0.6	$0.0	$0.0	$0.2	$0.4
Lease impairment costs	0.0	(3.2)	(3.2)	0.0	0.0
Other restructuring costs	0.0	0.0	0.0	0.0	0.0
Total	$0.6	$(3.2)	$(3.2)	$0.2	$0.4

A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2023 is as follows:

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	2020 Plan
	Liability at December 31, 2022	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2023
Severance and termination costs	$2.3	$0.4	$0.0	$2.1	$0.6
Lease impairment costs	0.0	(0.3)	(0.3)	0.0	0.0
Other restructuring costs	0.0	0.1	0.1	0.0	0.0
Total	$2.3	$0.2	$(0.2)	$2.1	$0.6

A summary of the restructuring activities related to the 2020 Plan as of the year ended December 31, 2022 is as follows:

	2020 Plan
	Liability at December 31, 2021	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at December 31, 2022
Severance and termination costs	$9.4	$(0.1)	$0.0	$7.0	$2.3
Lease impairment costs	0.0	1.0	1.0	0.0	0.0
Other restructuring costs	0.0	2.9	2.9	0.0	0.0
Total	$9.4	$3.8	$3.9	$7.0	$2.3

A summary of the restructuring activities related to the 2020 Plan by segment is as follows:

	Years ended December 31,
	2024	2023	2022
Restructuring charges:
MD&E	$0.5	$(0.3)	$0.1
IA&C	(0.2)	0.5	7.7
SC&E	0.3	0.0	(4.2)
Corporate and other	(3.8)	0.0	0.2
Total	$(3.2)	$0.2	$3.8

Non cash lease impairment costs:
MD&E	$0.4	$(0.3)	$0.0
IA&C	0.0	0.0	7.0
SC&E	0.3	0.0	(5.9)
Corporate and other	(3.9)	0.0	(0.1)
Total	$(3.2)	$(0.3)	$1.0

Note 13:  Incentive Compensation Plans
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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

	Years ended December 31,
	2024	2023	2022
Stock-settled awards	$36.7	$27.8	$26.3
Cash-settled awards	0.8	0.3	0.3
Performance-based awards	28.1	18.9	23.7
Stock Options	0.0	0.3	0.3
Employee stock purchase plan	2.6	2.9	3.1
Other [1]	3.0	2.7	2.0
Stock-based compensation expense	$71.2	$52.9	$55.7
Tax benefit	$17.0	$12.5	$13.1

1Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. They are generally first exercisable between two and four years from the grant date and expire ten years after the grant date (or earlier in the case of certain terminations of employment). There were no stock options granted during the year ended December 31, 2024, no stock options granted during the year ended December 31, 2023 and no stock options granted during the year ended December 31, 2022.
The following table summarizes our stock option activity during 2024.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2024	0.3	$23.33
Granted	0.0	0.0
Exercised	0.0	$—
Stock options outstanding as of December 31, 2024	0.3	$23.33	6.0	$1.2
There were no stock options exercised in 2024, 2023, and 2022.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Stock-based compensation awards expected to be settled in cash have been classified as liabilities in our Consolidated Balance Sheets as of December 31, 2024 and 2023.

	Years ended December 31,
	2024	2023	2022
Stock-Settled Awards:
Awards granted	1.4	1.4	1.3
Weighted-average grant-date fair value (per award)	$31.39	$35.54	$36.36
Total fair value of vested awards distributed	$20.6	$60.8	$59.7
Cash-Settled Awards:
Awards granted	0.1	0.0	0.0
Weighted-average grant-date fair value (per award)	$31.40	$35.71	$36.53
Total fair value of vested awards distributed	$—	$0.8	$0.8
Performance-Based Awards:
Awards granted	2.8	2.1	1.6
Weighted-average grant-date fair value (per award)	$27.53	$26.31	$29.95
Total fair value of vested awards distributed	$9.4	$84.8	$54.5
In conjunction with common stock dividends declared in 2024 and 2023, we accrued dividends of $3.7 and $3.0, respectively, on non-vested stock-settled and cash-settled awards and paid dividends of $2.1 and $5.3 for stock-settled and cash-settled awards that vested during 2024 and 2023, respectively.
A summary of the activity of our non-vested stock-settled awards, cash-settled awards and performance-based awards during 2024 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2024	2.9	$34.20	0.0	$36.05	2.3	$32.09
Reinstated	0.0	36.31	0.0	0.0	0.1	32.96
Granted	1.4	31.39	0.1	31.40	2.8	27.53
Vested	(0.6)	27.82	0.0	0.0	(0.3)	23.38
Forfeited	(0.4)	35.42	0.0	32.21	(0.5)	31.39
Non-vested as of December 31, 2024	3.3	$34.08	0.1	$32.64	4.4	$29.86
Total unrecognized compensation expense remaining	$45.8		$1.9		$44.9
Weighted-average years expected to be recognized over	1.3		1.7		1.9
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2024, which resulted in a forfeiture rate slightly less than prior years.

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

Cash Awards
During the years ended December 31, 2024, 2023 and 2022, the Compensation Committee granted cash awards under the Cash Plans with a total target value of $17.1, $20.4 and $19.9, respectively. For those same years, we recognized $16.7, $31.5 and $42.0, respectively, in salaries and related expenses in our Consolidated Statements of Operations.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

During the years ended December 31, 2024, 2023 and 2022, the Compensation Committee granted performance awards to be settled in cash under the 2019 PIP with a total target value of $1.5, $46.2, and $46.0, respectively. For those same years, we recognized $19.5, $38.0 and $44.7, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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
Employee Stock Purchase Plans
In May 2016, our shareholders approved The Interpublic Group of Companies Employee Stock Purchase Plan (2016) (the “ESPP”), replacing the prior employee stock purchase plan under which, prior to its expiration on December 31, 2015, 3.0 shares were issued. Under the ESPP, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period, consistent with the prior employee stock purchase plan. The price an employee pays for a share of common stock under the ESPP is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of approximately 10.0 shares are reserved for issuance under the ESPP, of which 3.7 shares have been issued since the inception of the ESPP through December 31, 2024. During the year ended December 31, 2024, 0.6 shares with a value of $17.9 were issued under the ESPP.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during 2024 as compared to the prior year.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,139.5	$—	$—	$1,139.5	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$—	$—	$5.5	$5.5	Accrued liabilities and Other non-current liabilities

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,521.5	$—	$—	$1,521.5	Cash and cash equivalents
Liabilities
Contingent acquisition obligations [1]	$—	$—	$3.1	$3.1	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The increase in this balance of $2.4 from December 31, 2023 to December 31, 2024 is primarily due to the exercises of redeemable non-controlling interest, as well as valuation adjustments, partially offset by payments related to our deferred acquisitions from prior-year acquisitions. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$—	$2,701.6	$0.4	$2,702.0	$—	$2,974.5	$0.8	$2,975.3
Our long-term debt is comprised of senior notes and other notes payable. The fair value of our senior notes, which are traded over-the-counter, is based on quoted prices in markets that are not active. Therefore, these senior notes are classified as Level 2. Our other notes payable are not actively traded, and their fair value is not solely derived from readily observable inputs. The fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore is classified as Level 3. See Note 5 for further information on our long-term debt.
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of December 31, 2024 ranged from 4.0% to 6.0%.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 15:  Employee Benefits
Pension and Postretirement Benefit
We have a defined benefit pension plan covering certain U.S. employees (the “Domestic Pension Plan”) that consists of approximately 2,600 participants and is closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan") is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 1,300 participants, is closed to new participants and is unfunded.
Differences between the aggregate income statement and balance sheet amounts listed in the tables below and the totals reported in our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets relate to non-material foreign pension and postretirement benefit plans.
In December 2023, the U. K. Pension Plan entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plans future projected benefit obligations to covered participants. Prior to the transaction, the Company contributed an incremental $46.0 to the U.K. Pension Plan. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in 2026. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0 and is subject to finalization of terms and changes in the British Pound Sterling.
Pension and Postretirement Benefit Obligation
The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

	2024	2023	2024	2023	2024	2023
Benefit Obligation
Projected benefit obligation as of January 1	$71.8	$75.0	$354.8	$334.2	$16.1	$17.9
Service cost	0.0	0.0	3.4	2.2	0.0	0.0
Interest cost	3.7	4.0	14.8	15.6	0.8	0.9
Benefits paid	(7.3)	(8.2)	(19.5)	(18.9)	(5.2)	(5.1)
Plan participant contributions	0.0	0.0	0.0	0.0	1.8	1.8
Actuarial (gains) losses	10.1	1.0	(27.7)	6.8	1.2	0.6
Settlements	0.0	0.0	(1.9)	(2.5)	0.0	0.0
Plan amendments	0.0	0.0	0.0	0.0	0.0	0.0
Foreign currency effect	0.0	0.0	(7.8)	17.4	0.0	0.0

Projected benefit obligation as of December 31	$78.3	$71.8	$316.1	$354.8	$14.7	$16.1

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$69.0	$70.5	$359.7	$297.1	$0.0	$0.0
Actual return on plan assets	1.6	6.7	(24.8)	5.3	0.0	0.0
Employer contributions	0.0	0.0	9.0	61.4	3.4	3.3
Plan participant contributions	0.0	0.0	0.0	0.0	1.8	1.8
Benefits paid	(7.3)	(8.2)	(19.5)	(18.9)	(5.2)	(5.1)
Settlements	0.0	0.0	(1.9)	(2.5)	0.0	0.0
Foreign currency effect	0.0	0.0	(6.5)	17.3	0.0	0.0

Fair value of plan assets as of December 31	$63.3	$69.0	$316.0	$359.7	$0.0	$0.0

Funded status of the plans at December 31	$(15.0)	$(2.8)	$(0.1)	$4.9	$(14.7)	$(16.1)

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2024	2023	2024	2023	2024	2023
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$51.0	$59.8	$0.0	$0.0
Current liability	0.0	0.0	(6.7)	(7.0)	(1.7)	(1.9)
Non-current liability	(15.0)	(2.8)	(44.4)	(47.9)	(13.0)	(14.2)

Net liability recognized	$(15.0)	$(2.8)	$(0.1)	$4.9	$(14.7)	$(16.1)

Accumulated benefit obligation	$78.3	$71.8	$312.6	$351.2

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$50.8	$41.1	$161.1	$157.7	$2.9	$1.7
Prior service cost (credit)	0.0	0.0	0.3	0.4	0.0	0.0

Total amount recognized	$50.8	$41.1	$161.4	$158.1	$2.9	$1.7

Actuarial losses of $10.1 for the Domestic Pension Plan are attributed to a decrease in the discount rate from 5.40% as of December 31, 2023 to 4.60% as of December 31, 2024 and changes in demographic experience. Actuarial gains of $27.7 for the foreign pension plans are attributed to an increase in the weighted-average discount rate from 4.32% as of December 31, 2023 to 5.13% as of December 31, 2024 and changes in demographic experience.

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2024	2023	2024	2023
Pension plans with an accumulated benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$78.3	$71.8	$51.1	$55.8
Aggregate accumulated benefit obligation	78.3	71.8	48.9	53.7
Aggregate fair value of plan assets	63.3	69.0	—	1.0

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2024	2023	2024	2023
Pension plans with a projected benefit obligation in excess of plan assets
Aggregate projected benefit obligation	$78.3	$71.8	$51.1	$66.0
Aggregate accumulated benefit obligation	78.3	71.8	48.9	63.5
Aggregate fair value of plan assets	63.3	69.0	—	11.1

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$0.0	$0.0	$0.0	$3.4	$2.2	$4.6	$0.0	$0.0	$0.0
Interest cost	3.7	4.0	2.8	14.8	15.6	8.9	0.8	0.9	0.6
Expected return on plan assets	(2.8)	(4.0)	(4.7)	(14.9)	(17.0)	(19.8)	0.0	0.0	0.0
Curtailment and settlement	0.0	0.0	0.0	(0.3)	(0.3)	0.0	0.0	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.1	0.0	0.1	0.1	0.1	0.0	0.0	0.0
Net actuarial losses	1.5	1.6	1.4	5.9	5.0	4.4	0.0	0.0	0.4
Net periodic cost	$2.4	$1.7	$(0.5)	$9.0	$5.6	$(1.8)	$0.8	$0.9	$1.0
Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022

Net periodic cost
Discount rate	5.40%	5.65%	2.95%	4.32%	4.62%	1.86%	5.40%	5.65%	2.90%
Rate of compensation increase	N/A	N/A	N/A	3.35%	2.80%	2.65%	N/A	N/A	N/A
Expected return on plan assets	4.25%	6.00%	5.00%	4.21%	5.62%	4.47%	N/A	N/A	N/A
Interest crediting rates	6.15%	5.10%	5.10%	1.50%	1.50%	1.50%	N/A	N/A	N/A

Benefit obligation
Discount rate	4.60%	5.40%	5.65%	5.13%	4.32%	4.62%	5.80%	5.40%	5.65%
Rate of compensation increase	N/A	N/A	N/A	3.44%	3.35%	2.80%	N/A	N/A	N/A
Interest crediting rates	5.41%	5.10%	5.10%	1.50%	1.50%	1.50%	N/A	N/A	N/A

Healthcare cost trend rate assumed for next year
Initial rate (weighted-average)							7.00%	6.50%	6.75%
Year ultimate rate is reached							2033	2030	2030
Ultimate rate							5.00%	5.00%	5.00%
Discount Rates – At December 31, 2024, 2023 and 2022, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.
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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 14 for a description of the fair value hierarchy.

	December 31, 2024				December 31, 2023
Plan assets subject to fair value hierarchy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies	$5.4	$0.0	$0.0	$5.4	$6.7	$0.0	$0.0	$6.7
Limited partnerships	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Fixed income securities	9.7	0.0	0.0	9.7	9.2	0.0	0.0	9.2
Insurance contracts	0.0	1.3	291.0	292.3	0.0	1.4	334.4	335.8
Other	16.7	0.0	0.0	16.7	10.7	0.0	0.0	10.7
Total plan assets, subject to leveling	$31.8	$1.3	$291.0	$324.1	$26.6	$1.4	$334.4	$362.4
Other Plan Assets
Other investments measured at net asset value [1]				64.2				106.5
Non-benefit obligation liabilities				(9.0)				(40.2)
Total plan assets				$379.3				$428.7

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

	Years ended December 31,
Plan assets subject to fair value hierarchy, Level 3	2024	2023
Balance at beginning of period	$334.4	$0.0
Actual return on plan assets	(43.4)	19.9
Net purchases, sales and settlements	0.0	314.5
Balance at end of period	$291.0	$334.4

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2024, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2025 Target Allocation	2024	2023
Alternative investments [1]	—%	—%	—%
Equity securities	6%	5%	5%
Fixed income securities	16%	17%	16%
Insurance contracts	77%	77%	78%
Liability driven investments [2]	—%	—%	—%
Real estate & Other	1%	1%	1%
Total	100%	100%	100%

1Alternative investments have the flexibility to dynamically invest across a broad range of asset classes including bonds, equity, cash, property and commodities.
2Liability driven investment strategies use government bonds as well as derivative instruments to hedge a portion of the impact of interest rates and inflation movements on the long-term liabilities.
Cash Flows
During 2024, we contributed $0.0 and $9.0 of cash to our domestic and foreign pension plans, respectively. For 2025, we expect to contribute approximately $0.0 and $9.0 of cash to our domestic and foreign pension plans, respectively.
The estimated future benefit payments expected to be paid are presented below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2025	$11.4	$23.2	$1.5
2026	6.1	22.0	1.4
2027	6.2	21.4	1.7
2028	6.0	22.2	1.6
2029	5.9	21.6	1.5
2030 - 2034	27.4	110.3	5.9
The estimated future payments for our domestic postretirement benefit plan are net of any estimated U.S. federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which total no more than $0.2 in any individual year.
Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2024, 2023 and 2022 were $67.6, $62.8 and $77.5, respectively. Expenses include a discretionary Company contribution of $0.0, $0.0 and $9.3 offset by participant forfeitures of $7.9, $5.8 and $6.3 in 2024, 2023 and 2022, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $63.7, $62.5 and $58.2 to these plans in 2024, 2023 and 2022, respectively.
Deferred Compensation and Benefit Arrangements
We have deferred compensation and benefit arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation or (ii) require us to contribute an amount to the participant’s account. These arrangements may provide participants with the amounts deferred plus interest upon attaining certain conditions, such as

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

completing a certain number of years of service, attaining a certain age or upon retirement or termination. As of December 31, 2024 and 2023, the deferred compensation and deferred benefit liability balance was $105.4 and $126.5, respectively. Amounts expensed for deferred compensation and benefit arrangements in 2024, 2023 and 2022 were $8.7, $10.7 and $2.1, respectively.
We have purchased life insurance policies on participants' lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2024 and 2023, the cash surrender value of these policies was $170.9 and $164.7, respectively.
Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties or any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of both December 31, 2024 and 2023. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to normal retirement age, and accordingly, we have recorded an obligation of $7.3 and $5.3 as of December 31, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 16:  Segment Information
IPG's agency brands are grouped into reportable segments based on the agencies' primary capabilities. As of December 31, 2024, we have three reportable segments: MD&E, IA&C and SC&E. We also report results for the "Corporate and other" group.
The MD&E segment provides, and is distinguished by innovative capabilities and scale in, global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. MD&E is comprised of IPG Mediabrands, UM, Initiative, KINESSO, Acxiom and MRM.
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
The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM evaluates each segments' operating performance based on segment EBITA, which is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net income of unconsolidated affiliates, net income attributable to non-controlling interests, amortization of acquired intangibles and impairment of goodwill. Segment EBITA includes an allocation of a portion of centrally managed expenses described below. For all segments, the CODM uses segment EBITA in the annual budgeting and quarterly forecasting process and considers budget-to-actual and current period to prior period variances to evaluate performance and make decisions regarding resource allocation for each segment.
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
Certain prior period amounts, wherever applicable, have been recast to reflect the transfer of certain agencies between our reportable segments.
Summarized financial information concerning our reportable segments is shown in the following tables.

Year ended December 31, 2024	MD&E	IA&C	SC&E	Total

Total revenue	$4,274.3	$3,907.2	$2,510.2	$10,691.7

Revenue before billable expenses	4,213.8	3,544.4	1,429.4	9,187.6

Base salaries, benefits and tax	2,207.9	2,187.0	870.9
Incentive expense	128.4	95.6	33.1
Severance expense	65.8	58.9	13.8
Temporary help	85.3	142.9	45.7

Office and other direct expenses	751.8	420.4	170.9

Depreciation and amortization [1]	106.1	50.6	14.3
Other segment items [2]	81.1	409.2	1,102.1

Segment EBITA	$847.9	$542.6	$259.4	$1,649.9

Amortization of acquired intangibles	77.2	3.1	1.5
Impairment of goodwill	232.1	—	—
Capital expenditures	75.6	29.5	12.1

1 Excludes amortization of acquired intangibles.
2 Includes billable expenses, other salaries and related expenses and restructuring charges.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Year ended December 31, 2023	MD&E	IA&C	SC&E	Total

Total revenue	$4,417.4	$3,979.6	$2,492.3	$10,889.3

Revenue before billable expenses	4,348.6	3,611.1	1,440.9	9,400.6

Base salaries, benefits and tax	2,358.4	2,244.3	860.7
Incentive expense	124.4	84.9	43.3
Severance expense	55.8	53.1	15.0
Temporary help	104.4	154.0	52.4

Office and other direct expenses	739.3	438.0	165.2

Depreciation and amortization [1]	105.8	53.6	15.9
Other segment items [2]	92.4	414.9	1,074.6

Segment EBITA	$836.9	$536.8	$265.2	$1,638.9

Amortization of acquired intangibles	77.3	4.3	2.4
Capital expenditures	100.2	40.7	6.4

1 Excludes amortization of acquired intangibles.
2 Includes billable expenses, other salaries and related expenses and restructuring charges.

Year ended December 31, 2022	MD&E	IA&C	SC&E	Total

Total revenue	$4,401.1	$4,121.1	$2,405.6	$10,927.8

Revenue before billable expenses	4,315.7	3,747.5	1,386.2	9,449.4

Base salaries, benefits and tax	2,286.2	2,225.9	836.4
Incentive expense	158.0	139.8	44.2
Severance expense	31.6	36.6	10.2
Temporary help	135.4	203.6	51.8

Office and other direct expenses	751.2	427.9	167.3

Depreciation and amortization [1]	107.5	58.3	16.9
Other segment items [2]	182.8	451.5	1,044.3

Segment EBITA	$748.4	$577.5	$234.5	$1,560.4

Amortization of acquired intangibles	72.8	7.2	4.7
Capital expenditures	97.5	43.7	7.3

1 Excludes amortization of acquired intangibles.
2 Includes billable expenses, other salaries and related expenses and restructuring charges.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

	December 31,
	2024	2023
Total assets:
MD&E	$10,248.1	$10,737.5
IA&C	4,549.9	4,790.4
SC&E	1,758.9	1,800.6
Corporate and other	1,768.9	1,938.8
Total	$18,325.8	$19,267.3

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Years ended December 31,
	2024	2023	2022
MD&E EBITA	$847.9	$836.9	$748.4
IA&C EBITA	542.6	536.8	577.5
SC&E EBITA	259.4	265.2	234.5
Total segment EBITA	1,649.9	1,638.9	1,560.4
Corporate and other	(132.8)	(72.3)	(94.5)
Less: consolidated amortization of acquired intangibles	81.8	84.0	84.7
Less: impairment of goodwill	232.1	—	—
Operating income	1,203.2	1,482.6	1,381.2
Total (expenses) and other income	(154.1)	(74.6)	(112.3)
Income before income taxes	$1,049.1	$1,408.0	$1,268.9
Long-lived assets, including operating lease right-of-use assets and excluding intangible assets, are presented by major geographic area in the following table.

	Long-Lived Assets
	December 31,
	2024	2023
Domestic	$1,519.0	$1,546.0
International:
United Kingdom	253.9	290.1
Continental Europe	85.7	84.7
Asia Pacific	146.6	163.2
Latin America	44.4	59.0
Other	71.8	84.3
Total International	602.4	681.3
Total Consolidated	$2,121.4	$2,227.3
Property and equipment are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 17:  Commitments and Contingencies
Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of December 31, 2024 and December 31, 2023, the amount of parent company guarantees on lease obligations was $416.1 and $678.1, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $256.6 and $255.7, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $79.6 and $85.5, respectively. In the event of non-payment by

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both December 31, 2024 and December 31, 2023, there were no material assets pledged as security for such parent company guarantees.
Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2024.

	2025	2026	2027	2028	2029	Thereafter	Total
Deferred acquisition payments	$5.3	$0.2	$0.0	$0.0	$0.0	$0.0	$5.5
Redeemable non-controlling interests and call options with affiliates [1]	17.0	0.0	38.2	0.0	0.0	0.0	55.2
Total contingent acquisition payments	$22.3	$0.2	$38.2	$0.0	$0.0	$0.0	$60.7

1We have entered into certain acquisitions that contain both redeemable non-controlling interests and call options with similar terms and conditions. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. We have certain redeemable non-controlling interests that are exercisable at the discretion of the non-controlling equity owners as of December 31, 2024. These estimated payments of $1.9 are included within the total payments expected to be made in 2025, and will continue to be carried forward into 2026 or beyond until exercised or expired. Redeemable non-controlling interests are included in the table at current exercise price payable in cash, not at applicable redemption value, in accordance with the authoritative guidance for classification and measurement of redeemable securities.
The majority of these payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revision in accordance with the terms of the respective agreements. See Note 7 for further information relating to the payment structure of our acquisitions.
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

Note 18:  Recent Accounting Standards
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on our Consolidated Financial Statements.
Income Statement - Reporting Comprehensive Income
In November 2024, the Financial Accounting Standards Board issued amended guidance requiring additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This amended guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact on our Consolidated Financial Statements and do not anticipate a material impact.
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
Segment Reporting
In November 2023, the Financial Accounting Standards Board issued amended guidance on segment reporting to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. This amended guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted the amended guidance for the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented in our Consolidated Financial Statements. For more detailed information about our reportable segments, see Note 16.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

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

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 19:  Subsequent Events
We announced on February 12, 2025 that our Board had declared a common stock cash dividend of $0.330 per share, payable on March 17, 2025 to holders of record as of the close of business on March 3, 2025.
Beginning in the first quarter of 2025, management began initiating restructuring actions designed to transform our business, enhance our offerings and drive significant structural expense savings. Management is currently evaluating the actions to be included in the plan, some of which will be non-cash, and are subject to change upon finalization. Actions are expected to be completed by the end of 2025.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2024. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth information regarding our executive officers and directors, including their ages, as of February 14, 2025.

Name	Age	Positions
Executive Officers
Philippe Krakowsky	62	Chief Executive Officer and Director
Ellen Johnson	59	Executive Vice President and Chief Financial Officer
Andrew Bonzani	60	Executive Vice President and General Counsel
Christopher Carroll	58	Executive Vice President, Controller, Chief Accounting and Business Transformation Officer
Non-Management Directors
Jorge L. Benitez	65	Independent Director
Jocelyn Carter-Miller	67	Independent Director
Mary J. Steele Guilfoile	70	Independent Director
Dawn Hudson	67	Independent Director
Jonathan F. Miller	68	Independent Director
Patrick Q. Moore	54	Independent Director
Linda S. Sanford	72	Independent Director
David M. Thomas	75	Independent Director
E. Lee Wyatt Jr.	72	Independent Director
There are no family relationships among any of our executive officers or directors.
Executive Officers
PHILIPPE KRAKOWSKY is Chief Executive Officer of IPG, a role he assumed on January 1, 2021. He is also a member of IPG’s Board of Directors. Prior to being named IPG's CEO, Mr. Krakowsky served as the company’s Chief Operating Officer beginning in September 2019, managing business operations across Interpublic, with direct oversight of IPG’s independent companies including Carmichael Lynch, Deutsch, Hill Holliday, Huge and R/GA and IPG's Media, Data and Technology offerings including IPG Mediabrands, Acxiom, KINESSO and Matterkind. During that time, Mr. Krakowsky was also Chairman of IPG Mediabrands. Over the course of his nearly two-decade tenure at IPG, Mr. Krakowsky has also led the strategy, talent, communications and business development functions for the holding company. Before taking on the COO role at IPG, Mr. Krakowsky spent a number of years as CEO of Mediabrands, leading the 10,500-person media investment unit, as well as served as interim-CEO of FCB. From February 2011 until assuming the role of COO, Mr. Krakowsky was also IPG’s Chief Strategy and Talent Officer, where he oversaw key functions that have been vital to the company’s development and growth.
Qualifications: Mr. Krakowsky’s demonstrated strategic leadership and extensive industry knowledge as Chief Executive Officer, as well as his previous role as our Chief Operating Officer, and his various leadership positions at Interpublic and its agencies, provides the Board with a unique and valuable perspective on a variety of strategic and operational issues.
ELLEN JOHNSON became Executive Vice President and Chief Financial Officer of the Company, effective January 1, 2020. Prior to that time, Ms. Johnson served as Senior Vice President of Finance and Treasurer from February 2013 to December 31, 2020, and as Senior Vice President and Treasurer from October 2004 to February 2013. She served as Executive Vice President, Chief Financial Officer of The Partnership, a division of IPG from May 2004 to October 2004, and prior to that, served as Assistant Treasurer, International from February 2000 to May 2004.
ANDREW BONZANI was hired as Senior Vice President, General Counsel and Secretary in April 2012. He was promoted to Executive Vice President, General Counsel and Secretary in February 2019 and now serves as Executive Vice President and General Counsel as of February 2021. Prior to joining IPG, Mr. Bonzani worked at IBM for 18 years, holding a number of positions in the legal department, most recently as Vice President, Assistant General Counsel and Secretary from July 2008 to March 2012.
CHRISTOPHER CARROLL was named Executive Vice President, Controller and Chief Accounting and Business Transformation Officer in May 2024. Prior to that role, Mr. Carroll served as Senior Vice President, Controller and Chief Accounting Officer from April 2006 to April 2024. In 2017, Mr. Carroll assumed additional responsibilities as Chief Financial

Officer for DXTRA. Mr. Carroll served as Senior Vice President and Controller of McCann Worldgroup from November 2005 to March 2006. Prior to joining us, Mr. Carroll served in various Chief Accounting Officer and Controller roles, as well as a Financial Vice President at Lucent Technologies, Inc. and began his professional career at PricewaterhouseCoopers from October 1991 to September 2000.
Non-Management Directors
JORGE L. BENITEZ retired as Chief Executive, North America of Accenture plc in September 2014, after 33 years of service with the firm, having primary responsibility for Accenture’s business and operations in North America before his retirement. Mr. Benitez also served as Chief Operating Officer, Accenture Products Operating Group from 2006 to 2011, where he was responsible for executing the business strategy and ensuring operational excellence across a wide set of consumer industry groups, including: automotive; air, freight and travel services; industrial equipment; and infrastructure and transportation services.
Qualifications: Mr. Benitez brings to the Board his extensive experience developing and executing business strategies across a range of industries, delivering client services, and driving growth. His significant executive experience running operating units within a large multinational publicly traded corporation and skills in implementing technology and digital solutions across a broad range of platforms provides valuable insight and perspective to the Board.
Director Since: 2023
Public Directorships: Fifth Third Bancorp., World Kinect Corporation
JOCELYN CARTER-MILLER is President of TechEdVentures, Inc. and SoulTranSync, LLC, community and personal empowerment firms that develops and market educational and community-based programs; and leads Jocelyn Carter-Miller, LLC, a business consulting firm. Ms. Carter-Miller was Executive Vice President and Chief Marketing Officer of Office Depot, Inc. from February 2002 until March 2004. Prior to that time, Ms. Carter-Miller was Corporate Vice President and Chief Marketing Officer of Motorola, Inc. from February 1999 until February 2002. Ms. Carter-Miller is also a former board member of the Association of National Advertisers. Ms. Carter-Miller has been recognized as a NACD Directorship 100 Honoree; Savoy Power 300: Most Influential Black Corporate Directors; Directors & Boards Director to Watch; and Most Influential Corporate Board Directors by Women, Inc.
Qualifications: Ms. Carter-Miller provides the Board with an important perspective in the marketing field, which is a critical component of Interpublic’s business, based on her extensive executive and marketing experience acquired during her time at Motorola, where she served as its Chief Marketing Officer and more recently as Executive Vice President and Chief Marketing Officer of Office Depot, Inc. Her current work as President of TechEdVentures provides the Board with a meaningful voice in keeping Interpublic focused on its corporate social responsibilities.
Director Since: 2007
Public Directorships: Arlo Technologies, Inc., Backblaze, Inc., The Principal Financial Group, Inc.
Former Directorships: Netgear, Inc.
MARY J. STEELE GUILFOILE is currently Chair of MG Advisors, Inc., a privately owned financial services merger and acquisitions advisory and consulting firm. From 2000 to 2002, Ms. Guilfoile was Executive Vice President and Corporate Treasurer at JPMorgan Chase & Co. and also served as Chief Administrative Officer of its investment bank. Ms. Guilfoile is a former Partner, CFO and COO of The Beacon Group, LLC, a private equity, strategic advisory and wealth management partnership, from 1996 through 2000. Ms. Guilfoile, a licensed CPA, continues as a Partner of The Beacon Group, LP, a private investment group.
Qualifications: Ms. Guilfoile’s knowledge and expertise as a financial industry executive and her training as a certified public accountant contributes an important perspective to the Board. Ms. Guilfoile’s tenure at JP Morgan Chase, and its predecessor companies, serving as Corporate Treasurer, Chief Administrative Officer for its investment bank, and in various merger integration, executive management and strategic planning positions, as well as her current role as Chair of MG Advisors, Inc., brings to the Board someone with valuable experience and expertise in corporate governance, accounting, risk management and auditing matters.
Director Since: 2007
Public Directorships: C.H. Robinson Worldwide, Inc., Avolta AG, Pitney Bowes Inc.
Former Directorships: Hudson Ltd., Valley National Bancorp., Viasys Healthcare, Inc.
DAWN HUDSON was Chief Marketing Officer for the National Football League (the “NFL”), serving in that role from October 2014 through April 2018. Previously, she served from 2009 to 2014 as vice chair of The Parthenon Group, an advisory firm focused on strategy consulting. Prior to that time, Ms. Hudson served as President and Chief Executive Officer of Pepsi-Cola North America, or PCNA, the multi-billion dollar refreshment beverage unit of PepsiCo, Inc. in the United States and Canada from 2005 until 2007. From 2002 to 2005, Ms. Hudson served as President of PCNA. In addition, Ms. Hudson served as Chief Executive Officer of the PepsiCo Foodservice Division from 2005 to 2007. Prior to joining PepsiCo, Ms. Hudson was Managing Director at D’Arcy Masius Benton & Bowles, a leading advertising agency based in New York. Ms. Hudson is a former Chair and board member of the Association of National Advertisers (the “ANA”). In 2006 and 2007, she was named among Fortune Magazine’s “50 Most Powerful Women in Business.” In 2002, she received the honor of “Advertising Woman of the Year” by Advertising Women of New York. Ms. Hudson was also inducted into the American Advertising Federation’s Advertising Hall of Achievement, and has been featured twice in Advertising Age’s “Top 50 Marketers.” Ms. Hudson is the former Chair of the Board of the Ladies Professional Golf Association.
Qualifications: Ms. Hudson’s extensive experience in strategy and marketing, with the NFL, at PepsiCo and at major advertising agencies, and her time as Chair of the ANA brings valuable expertise to the Board on matters which are vital to the Company’s business. In addition, her experience as Vice Chair of The Parthenon Group, and as the former Chief Executive Officer of Pepsi-Co North America, provides the Board with valuable insight and perspective on matters involving the Company’s business strategy and planning. Ms. Hudson also provides a unique perspective of having been both on the agency and client side of the industry. Her many years of experience on various public company boards is a valuable resource on corporate governance matters.
Director Since: 2011
Public Directorships: NVIDIA Corporation
Former Directorships: Allergan, Inc., Lowe’s Companies, Inc.
JONATHAN F. MILLER is the Chief Executive Officer of Integrated Media Co., a special purpose digital media investment company, and began serving in that role in February 2018. Prior to that time, Mr. Miller was a Partner of Advancit Capital, LLC, a venture capital investment fund, from July 2013 through January 2018. Previously, Mr. Miller served as Chairman and Chief Executive of News Corporation’s digital media group and as News Corporation’s Chief Digital Officer from April 2009 until October 2012. Mr. Miller had previously been a founding partner of Velocity Interactive Group (“Velocity”), an investment firm focusing on digital media and the consumer Internet, from its inception in February 2007 until April 2009. Prior to founding Velocity, Mr. Miller served as Chief Executive Officer of AOL LLC (“AOL”) from August 2002 to December 2006. Prior to joining AOL, Mr. Miller served as Chief Executive Officer and President of USA Information and Services, of USA Networks Interactive, a predecessor to IAC/InterActiveCorp.
Qualifications: Mr. Miller’s extensive knowledge and senior leadership positions in the media industry, including executive roles at News Corporation, AOL and USA Networks Interactive, provides the Board with a broad and valuable perspective and expertise on the complex media and advertising landscape.
Director Since: 2015
Public Directorships: Akamai Technologies Inc.
Former Directorships: AMC Networks Inc., Houghton Mifflin Harcourt Company, Live Nation Entertainment, Inc., Nielsen Holdings plc, RTL Group SA, Shutterstock, Inc., TripAdvisor, Inc., Ziff Davis, Inc.
PATRICK Q. MOORE is Chief Executive Officer of the Opry Entertainment Group, a preeminent live entertainment and media company, serving in that role since June of 2023. Prior to that time, Mr. Moore served as Executive Vice President, North American Retail at Carter’s Inc., a global leader in children’s apparel and related products, from 2019 to 2023. At Carter’s he also served as Executive Vice President, Strategy and Global Channels from 2018 to 2019, and Executive Vice President, Strategy and Business Development from 2017 to 2018. From 2013 to 2017, Mr. Moore was Executive Vice President, Chief Strategy Officer with YP Holdings, a portfolio company of Cerberus Capital Management, and one of the largest local digital media businesses in the U.S. Prior to his time at YP Holdings, Mr. Moore spent more than 10 years at McKinsey & Company, a global management consulting firm, serving as a Partner and leader in the firm’s Consumer Practice. Mr. Moore also led McKinsey’s North American Consumer Digital Excellence initiative while with the firm.
Qualifications: Mr. Moore’s experience at a digital media company and at a management consulting firm provide him with a unique perspective on the challenges and opportunities faced by the Company. Mr. Moore’s experience and expertise in corporate strategy provides the Board with valuable perspective in the Board’s oversight of the organization’s strategic objectives.
Director Since: 2018
Former Directorships: Ryman Hospitality Properties, Inc.
LINDA S. SANFORD is a former Senior Vice President, Enterprise Transformation, International Business Machines Corporation (IBM), a global technology and services company, where she served in that role from January 2003 until her retirement in 2014. Prior to that, Ms. Sanford was senior vice president and group executive, IBM Storage Systems Group. Ms. Sanford joined IBM in 1975. Sanford is a member of the Women in Technology International Hall of Fame and the National Academy of Engineering. In addition, in 2023 Ms. Sanford earned a CERT certificate in Cybersecurity Oversight from the National Association of Corporate Directors.
Qualifications: Ms. Sanford’s expertise in the technology sector and her extensive experience, in innovation and global operations and business transformation provides the Board with an invaluable perspective and knowledge in areas of business transformation and data governance, matters that are vital to the Company’s business.
Director Since: 2019
Public Directorships: Consolidated Edison, Inc.
Former Directorships: RELX Group, Pitney Bowes Inc.

DAVID M. THOMAS retired as executive chairman of IMS Health Inc. (“IMS”), a healthcare information, services and technology company, in March 2006, after serving in that position since January 2005. From November 2000 until January 2005, Mr. Thomas served as Chairman and Chief Executive Officer of IMS. Prior to joining IMS, Mr. Thomas was Senior Vice President and Group Executive of IBM from January 1998 to July 2000. Mr. Thomas also serves on the Board of Trustees of Fidelity Investments.
Qualifications: Mr. Thomas’ experience as a Chief Executive Officer and overall management experience at premier global technology companies provides a vital perspective for the Board as it addresses the rapidly changing and growing landscape in advertising and marketing. Such leadership experience is also vital in his role as Chair of the Board, a role he assumed on January 1, 2022. Mr. Thomas also provides the Board with a great deal of insight and perspective in the healthcare advertising field having served as Chairman and Chief Executive Officer of IMS.
Director Since: 2004
Former Directorships: Fortune Brands Home & Security, Inc., IMS Health Inc., The MONY Group, Inc.
E. LEE WYATT JR. is a former Executive Vice President of Fortune Brands Home & Security, Inc., a consumer home products company, where he served in that role from July 2017 until his retirement in December 2017. Prior to that, Mr. Wyatt served as Senior Vice President and Chief Financial Officer of Fortune Brands, where he served in that role from 2011 to July 2017. Mr. Wyatt also served as Chief Financial Officer and Executive Vice President of Hanesbrands Inc. (formerly, Sara Lee Branded Apparel) from 2005 to 2011. He has held various financial roles at Sonic Automotive Inc., ultimately serving as Chief Financial Officer through 2005. Mr. Wyatt has more than 40 years of experience working with public and private companies.
Qualifications: Mr. Wyatt’s experience as Chief Financial Officer of several publicly traded companies for 19 years and his deep financial and business expertise contributes an important perspective to the Board on accounting, risk management and auditing matters. In addition, Mr. Wyatt’s experience in overseeing and managing complex businesses at major global marketers is vital for Interpublic given its organizational structure.
Director Since: 2017
CORPORATE GOVERNANCE
Our corporate governance framework is designed to ensure strong commitment to maintaining sound corporate governance practices enabling independent and skilled directors to provide oversight, advice, and counsel to promote the interests of Interpublic and its stockholders and stakeholders. Key governance policies and processes include our Code of Conduct, our comprehensive enterprise-wide risk management program, our commitment to transparent financial reporting and our systems of internal checks and balances.
You may view our Corporate Governance Guidelines, the charters of each of our board committees and the Code of Conduct for our employees and directors on Interpublic’s website at http://www.interpublic.com or you may obtain copies free of charge by writing to The Interpublic Group of Companies, Inc., 909 Third Avenue, New York, NY 10022, Attention: SVP & Secretary. These documents provide the framework for our governance at the board level. Our directors understand that they serve you as stockholders in carrying out their responsibility to oversee the operation and strategic direction of the Company. To do so effectively, our Board along with management regularly reviews our Corporate Governance Guidelines, our committee charters and governance practices to assure that they are appropriate and reflect high standards.

Governance Highlights

Key Governance Principles	•	All directors are elected annually.
	•	In uncontested director elections, each director is elected by a majority of shares present and entitled to vote.
	•	Directors may not stand for reelection after age 75, unless otherwise determined by the Board that waiving this restriction is in the best interests of stockholders.
	•	Directors annually review and assess board performance and the overall skills and areas of expertise present on the Board and, when determined to be in the best interests of the Company, recommend to stockholders the election of new directors to add a fresh perspective and ensure adequate succession planning.
	•	No member of the Audit Committee may serve on the audit committees of more than two other public companies.
Board Independence	•	9 of the 10 directors are independent (referred to as “Non-Management Directors”).
	•	The Chair of the Board is independent.
	•	The CEO is the only member of management who serves as a director.
	•	Our Audit, Compensation and Leadership Talent, and Governance and Social Responsibility Committees are comprised solely of independent directors.
	•	The committee chairs play a key role in shaping the agendas and information presented to their committees.
	•	The Board and the committees have the authority to hire independent advisors, as they deem appropriate.
Board Oversight of Risk and Strategy	•	Enterprise-wide risk management is overseen by our Audit Committee, which reports on such matters to the Board.
	•	Our Compensation and Leadership Talent Committee (the “Compensation Committee”) reviews compensation practices to ensure that they do not encourage imprudent risk taking.
	•	Our Board directly oversees and advises management on development and execution of corporate strategy.
Stockholder Rights	•	No “poison pill” or similar stockholder rights plan.
	•	No supermajority voting requirements.
	•	Stockholders owning 3% or more of our outstanding shares of Common Stock for a period of at least three years have the right to include in our proxy statement nominees for election equal to the greater of two directors or 20% of our Board.
	•	Stockholders holding 25% or more of our Common Stock have the right to require that we hold a special meeting of stockholders to consider matters that are the proper subject of stockholder action.
	•	Regular outreach and engagement with stockholders is a key objective.
Compensation Governance	•	A significant percentage of the compensation paid to our named executive officers ("NEOs") is performance-based and exposed to fluctuations in the price of our Common Stock.
	•	We maintain robust share ownership guidelines for our directors, NEOs and other senior executives.
	•	The Compensation Committee engages an independent consultant on executive compensation matters.
Human Capital Management and Succession Planning	•	CEO and management succession planning is one of the Board’s highest priorities.
	•	Our Board devotes significant attention to identifying and developing talented senior leaders.
Human Capital Management and Succession Planning
Interpublic’s Board of Directors is actively involved in talent management. Annually, the Board reviews and analyzes the alignment of Interpublic’s strategy on personnel and succession with its overall business strategy. This includes a detailed discussion of Interpublic’s global leadership bench, strength and succession plans with a focus on key positions at the senior officer level. In addition, the committees of the Board regularly discuss the talent pipeline for specific critical roles at Interpublic and each of its global agencies. One of the principals of our comprehensive succession planning effort is the cultivation of a workforce that is diverse and a climate of inclusion that promotes the development, advancement and well-being of our key talent.
The Board seeks opportunities to provide potential leaders with exposure and visibility to Board members through formal presentations and by periodically holding Board and committee meetings at key operating units. In addition, the Board is regularly updated on key talent indicators for the overall workforce, including work environment, diversity, recruiting and development programs.
Code of Conduct
Interpublic has adopted a set of ethical standards known as the Code of Conduct, which applies to all employees of Interpublic and its subsidiaries and affiliates. Interpublic’s Corporate Governance Guidelines provide that members of the Board of Directors and officers (which includes Interpublic’s Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and other persons performing similar functions) must comply with the Code of Conduct. In addition, the Corporate Governance Guidelines state that the Board will not waive any provision of the Code of Conduct for any director or executive officer. The Code of Conduct, including future amendments, may be viewed on Interpublic’s website at http://www.interpublic.com or a copy may be obtained free of charge by writing to The Interpublic Group of Companies, Inc., 909 Third Avenue, New York, NY 10022, Attention: SVP & Secretary.
Board Leadership Structure
Our Corporate Governance Guidelines permit the roles of Chair of the Board and Chief Executive Officer to be filled by the same or different individuals, based on our needs, best practices and the interests of our stockholders. This allows the Board flexibility to determine whether the two roles should be combined or separated based upon our needs and the Board’s assessment of its leadership from time to time, believing that the best leadership structure may vary as circumstances warrant. After careful consideration, the Board made a determination that an independent Chair would be the most appropriate Board leadership structure at this time. David Thomas has served as non-executive Chair since January 1, 2022.
Mr. Thomas, who is independent in accordance with SEC and NYSE rules, presides at meetings of our stockholders and directors and leads the Board in fulfilling its responsibilities. The Board benefits from Mr. Thomas’ extensive and diversified leadership, and financial management experience. He also has strong public company board experience and has intimate familiarity with our history and business, having served as the Board’s Presiding Director since 2013 and serving on the Board since 2004.
The Board believes that the corporate governance measures it has in place ensure that strong, independent directors effectively oversee our management and provide vigorous oversight of our key issues relating to strategy, risk and integrity.
The Board believes the current structure provides an appropriate degree of oversight and allows Mr. Krakowsky, our Chief Executive Officer, to focus on the operational and strategic objectives of the Company. This structure also enhances the information flow between management and the Board, which are essential to effective governance, and ensures the continuity of efficient and effective leadership, which is in the best interests of Interpublic and our stockholders.
Non-Executive Chair
The independent, non-executive Chair of the Board helps to coordinate communications between the Board and management of Interpublic. In this role, the non-executive Chair
•convenes and chairs meetings and executive sessions of the Non-Management Directors,
•coordinates feedback to the Chief Executive Officer on behalf of the Non-Management Directors on business issues and management,
•coordinates and develops with the Chief Executive Officer the agendas and presentations for meetings of the Board and,
•is available for direct communication with stockholders who request such a communication, as appropriate.
Risk Oversight and Management
Board Risk Oversight
Our Board actively oversees Interpublic’s risk management activities both directly and through its committees. The Board considers various risk topics throughout the year, including risks associated with our strategic plan, business and operations, information technology (including cybersecurity), acquisition and capital allocation program, and capital structure and liquidity, among many others. The Board also oversees the Company’s risk assessment and risk management policies and performs an annual review and assessment of the primary operational and regulatory risks facing Interpublic, their relative magnitude and management’s plan for mitigating these risks. Reports from each committee chairperson are given to the Board at each regular Board meeting regarding the applicable committee’s considerations and actions, as well as reports from senior leaders across the organization who are responsible for oversight of particular risks within the Company, as necessary. Additionally, the Board periodically visits certain of our principal operating units in and outside the U.S., which provides the directors with an opportunity to observe the Company’s operations and to interact with employees outside of the boardroom.
Cybersecurity Risk Oversight

One of the primary responsibilities of our Board is to oversee Interpublic’s cybersecurity and information security risk management and controls. Throughout the year, our Chief Information Officer provides the Board and the Audit Committee with reports addressing a broad range of topics, including updates on policies and practices, industry trends, and ongoing efforts to prevent, detect, and respond to internal and external critical threats. Our Chief Information Officer and Chief Information Security Officer together work closely with key stakeholders, including internal committees such as the information security steering committee, peer institutions, and industry groups, in order to manage cybersecurity and information security risk. Interpublic maintains, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf. Additionally, Interpublic’s employees are required to complete trainings that cover security and privacy best practices and company policies.
Committee Risk Oversight
Each of the Board’s committees assists the Board in fulfilling its role by overseeing the risks in areas over which they have responsibility.
•Audit Committee - The Audit Committee oversees Interpublic’s financial risks related to financial reporting, internal controls, internal and external auditing matters, legal and compliance risks and major privacy, security and business continuity risks. The Audit Committee also manages the design and operation of Interpublic’s enterprise risk management program and, in conjunction with the Board, oversees its cybersecurity framework, including the strategy, policies and practices implemented by the organization to appropriately mitigate such risks. Such oversight includes discussions with management and internal auditors on the magnitude and steps taken to address and mitigate any such risks. The Audit Committee also has oversight of risks related to Interpublic’s compliance with its Code of Conduct, including the receipt of anonymous complaints or concerns from employees on accounting, internal accounting controls and auditing matters. Additionally, the Audit Committee administers, and monitors risks associated with Interpublic’s Related Person Transaction Policy (as discussed below).
•Compensation and Leadership Talent Committee - The Compensation Committee evaluates and manages risks relating to Interpublic’s incentive and equity-based compensation plans and arrangements, as well as Interpublic’s overall compensation philosophy and practices. Together with the Board, the Compensation Committee also oversees risks related to executive succession planning and leadership development.
•Corporate Governance and Social Responsibility Committee - The Corporate Governance and Social Responsibility Committee manages and oversees potential risks associated with corporate governance, including board and committee effectiveness and composition, director independence and board succession. The Committee oversees Interpublic’s sustainability and corporate social responsibility initiatives and, in conjunction with the Board, has oversight of our diversity and inclusion programs.
Management Risk Oversight
Interpublic’s senior management is responsible for assessing and managing the Company’s various exposures to risk on a day-to-day basis, including the identification of risks through a robust enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. Our Executive Risk Committee which is comprised of senior leaders across the organization has primary responsibility for overseeing the risk framework, and identifying our overall risk appetite, and the material risks facing our Company. Management regularly reports to the Audit Committee on a variety of significant risks facing the Company. To learn more about these risks, you can review Item 1A. Risk Factors in the 2024 Annual Report on Form 10-K. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties also may materially adversely affect the company’s business, financial condition, or results of operations in future periods.
Meetings and Committees of the Board
Attendance at Board of Directors and Committee Meetings
The Corporate Governance Guidelines provide that each director is expected to be prepared for, attend and participate in, at least 75% of all regularly scheduled and special meetings of the Board and meetings of the Committees on which a Board member serves, absent special circumstances. The Board of Directors held 13 meetings in 2024 and committees of the Board held a total of 19 meetings. During 2024, each director attended more than 75% of the total number of meetings of the Board of Directors and committees on which he or she served.
Attendance at Annual Meeting of Stockholders
While Interpublic does not have a specific policy for attendance by directors at the Annual Meeting of Stockholders, each Director attended the 2024 virtual annual meeting.
Board Structure and Committees
The standing committees of the Board consist of the Audit Committee, the Compensation and Leadership Talent Committee and the Corporate Governance and Social Responsibility Committee. The activities of the Audit Committee, Compensation and Leadership Talent Committee, and the Governance and Social Responsibility are each governed by a charter that may be viewed on Interpublic’s website at http://www.interpublic.com or may be obtained free of charge by writing to The Interpublic Group of Companies, Inc., 909 Third Avenue, New York, NY 10022, Attention: SVP & Secretary. A description of the responsibilities of each standing committee of the Board is provided below under the heading “Standing Committees of the Board of Directors.”
The Company also has an Executive Committee that acts on the Board’s behalf in between Board meetings if necessary. The members of the Executive Committee are the Committee Chairs and the independent, non-executive Chair of the Board. The Executive Committee did not hold any meetings in 2024.
Standing Committees of the Board of Directors
The following table shows the directors who are currently members or chairpersons of each of the standing Board committees and the number of meetings each committee held in 2024.

Name		Audit	Compensation and Leadership Talent	Corporate Governance
Jorge L. Benitez	I	●	●
Jocelyn Carter-Miller	I	●		C
Mary J. Steele Guilfoile	I	C		●
Dawn Hudson	I		●	●
Jonathan F. Miller	I		●	●
Patrick Q. Moore	I	●	●
Linda S. Sanford	I	●		●
David M. Thomas	◆ I		●	●
E. Lee Wyatt, Jr.	I	●	C
Number of Meetings in 2024		8	6	5
◆ - Chair of the Board  C - Committee Chair  ● - Member  I - Independent Director

Audit Committee

Roles and Responsibilities:

•    Reviews the annual financial information to be provided to stockholders and filed with the SEC;

•    Reviews the system of internal controls established by management;

•    Reviews financial reporting policies, procedures and internal controls;

•    Reviews and oversees the internal and external audit processes;

•    Responsible for the selection, compensation, retention and oversight of Interpublic’s registered independent public accounting firm; and

•    Responsible for other activities described in greater detail under the headings:

–    “Board Risk Oversight”; and

–    “Transactions with Related Persons Policy.”

Independence and Financial Literacy

Each member of the Audit Committee is independent in accordance with the standards set forth in Interpublic’s Corporate Governance Guidelines and the NYSE Listing Standards.

The Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as defined under applicable SEC rules and regulations.
Committee Members: Guilfoile (C, F, I) Benitez (F, I) Carter-Miller (F, I) Moore (F, I) Sanford (F, I) Wyatt (F, I) Number of meetings during 2024: 8
C = Committee Chair
F = Determined by the Board to be an Audit Committee Financial Expert as defined under applicable SEC rules and regulations
I = Determined by the Board to be independent under the NYSE Listing Standards and applicable SEC rules and regulations

Compensation and Leadership Talent Committee

Roles and Responsibilities:

•    Reviews and adopts the executive compensation philosophy for the Company;

•    Reviews the Company’s initiatives to attract, develop and retain key employees on an ongoing basis and, with the full Board, reviews succession plans for key executive positions;

•    Reviews and recommends to the Board, the compensation of the CEO;

•    In consultation with the CEO, approves the compensation of the executive officers, other than the CEO, and approves the compensation of other senior executives of the Company and its subsidiaries;

•    Oversees and administers the Company’s equity performance incentive plans;

•    Establishes the performance measures and goals and verifies the achievement of performance goals under performance-based incentive compensation and equity plans; and

•    Reviews the Company’s share ownership guidelines for selected senior executives.

The Compensation Committee’s primary processes for establishing and overseeing executive compensation are described in the Compensation Discussion & Analysis under the heading “Compensation Philosophy and Basic Principles.”

Independence

Each member of the Compensation and Leadership Talent Committee is independent in accordance with the standards set forth in Interpublic’s Corporate Governance Guidelines and the NYSE Listing Standards.
Committee Members: Wyatt (C, I) Benitez (I) Hudson (I) J. Miller (I) Moore (I) Thomas (I) Number of meetings during 2024: 6
C = Committee Chair
I = Determined by the Board to be independent under the NYSE Listing Standards and applicable SEC rules and regulations

Corporate Governance and Social Responsibility Committee

Roles and Responsibilities:

•    Oversees corporate governance issues and makes recommendations to the Board;

•    Identifies, evaluates, and recommends candidates for nomination to the Board and the appointment of Board committee members;

•    Reviews and makes recommendations to the Board regarding director independence;

•    Reviews and advises management on the Company’s sustainability and corporate social responsibility initiatives;

•    Oversees and recommends to the Board the CEO succession planning;

•    Oversees the annual self-evaluation process of the Board and Committees; and

•    Responsible for approving the compensation paid to the Board and committee members.

Independence

Each member of the Corporate Governance and Social Responsibility Committee is independent in accordance with the standards set forth in Interpublic’s Corporate Governance Guidelines and the NYSE Listing Standards.
Committee Members: Carter-Miller (C, I) Guilfoile (I) Hudson (I) J. Miller (I) Sanford (I) Thomas (I) Number of meetings during 2024: 5
C = Committee Chair
I = Determined by the Board to be independent under the NYSE Listing Standards and applicable SEC rules and regulations
Other Practices and Policies
Board Diversity Policy
The Board is committed to having a membership that reflects diverse perspectives, skills, geographic and cultural backgrounds, and experiences in areas relevant to the Company’s global operations. The Board has adopted a policy, included in the

Corporate Governance Guidelines, formalizing its longstanding commitment to maintaining a gender and ethnically diverse Board.

Director Share Ownership Guidelines
Each Non-Management Director is expected, within 5 years of joining the Board, to accumulate a minimum share ownership in Interpublic stock equal to five times the annual cash retainer paid to Non-Management Directors. Outstanding shares of restricted stock are included in a director’s share ownership. All Non-Management Directors standing for re-election as of December 31, 2024, have met or exceeded these guidelines, other than Mr. Benitez who was elected to the Board on September 1, 2023. The Company believes that the equity component of director compensation serves to further align the Non-Management Directors with the interests of our stockholders.
Hedging/Pledging Prohibitions
Directors and only executive employees subject to the share ownership guidelines are prohibited from engaging in any transaction involving:
•a short sale or derivative that is designed to hedge against the market risk associated with ownership of Interpublic shares; and
•the pledging of Interpublic shares that he or she owns as security or collateral for any obligation, including, but not limited to, holding shares in a margin account.
Timing of Equity Award Grants and the Release of Material Nonpublic Information
IPG has never adopted any policy or practice that deliberately coordinates the timing of equity award grants with the release of material nonpublic information. Annual grants of equity awards are made on the last trading day of February every year and “off-cycle awards” resulting from new hires, promotions or other special circumstances are always granted on the last trading day of a month. The predetermined timing of equity award grants ensures that material nonpublic information is not taken into account when grants are made and that disclosure of material nonpublic information is not timed for the purpose of affecting the value of executive compensation.
Compensation Risk
The Company regularly reviews its compensation policies and practices, including any risks that may be inherent in the design of the Company’s compensation plans. In early 2024, the Company reviewed the results of its annual risk assessment process and the resulting analysis with the Compensation Committee, which concluded that the compensation plans continue to reflect the appropriate compensation goals and philosophy and any risk arising from the Company’s compensation policies and practices was not deemed likely to have a material adverse impact on the Company’s performance or financial results.
Insider Trading Policy
We have adopted an insider trading policy that governs transactions in our securities by our directors, officers, employees, and other individuals who gain access to insider information about the Company. Our insider trading policy has been reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the NYSE listing standards. The foregoing summary of our insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text of the policy, as set forth in the Company’s Code of Conduct, which is filed as Exhibit 14 to this Annual Report on Form 10-K.

NON-MANAGEMENT DIRECTOR COMPENSATION
Annual Board/Committee Retainer Fees
During 2024, each Non-Management Director received annual compensation in the form of a cash retainer and an equity retainer, as well as the additional annual retainers, as applicable, set forth below.
(1)    Each Non-Management Director is entitled to receive an annual award of restricted shares of Common Stock (the “Restricted Shares”) having a market value of $225,000 on the date of grant. Mr. Thomas, for his role as Non-Executive Chair, receives an additional annual award of Restricted Shares having a market value of $75,000 on the date of grant. On May 1, 2024, in accordance with The Interpublic Group 2019 Performance Incentive Plan (the “2019 PIP”), each Non-Management Director received a grant of 7,357 Restricted Shares (the “2024 Restricted Share Grant”), with the exception of Mr. Thomas, who received a grant of 9,809 Restricted Shares. A recipient of Restricted Shares has all rights of ownership with respect to the shares, including the right to vote and to receive dividends, except that, during a restricted period ending on the first anniversary of the date of the grant, (i) the recipient is prohibited from selling or otherwise transferring the shares and (ii) the shares are subject to forfeiture if the recipient’s service as a director terminates for any reason other than due to death.
Changes to Board Compensation for 2025
Effective January 1, 2025, the Board approved an increase in the annual retainer for the chair of the Audit Committee to $40,000.
Charitable Matching Program
Under a charitable matching program (the “Charitable Matching Program”), which was approved by the Board of Directors and has been in effect for a number of years, Interpublic matches up to $20,000 in charitable contributions made to eligible charities and academic institutions by members of the Board of Directors and certain senior management employees of Interpublic and its subsidiaries.
Director Compensation Table
The following table shows the compensation paid to Non-Management Directors for 2024(1).

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Jorge L. Benitez	100,000	225,000	13,500	338,500
Jocelyn Carter-Miller	125,000	225,000	18,400	368,400
Mary J. Steele Guilfoile	135,000	225,000	20,000	380,000
Dawn Hudson	100,000	225,000	20,000	345,000
Jonathan F. Miller	100,000	225,000	10,568	335,568
Patrick Q. Moore	100,000	225,000	0	325,000
Linda S. Sanford	100,000	225,000	12,500	337,500
David M. Thomas	175,000	300,000	20,000	495,000
E. Lee Wyatt Jr.	130,000	225,000	20,000	375,000
(1)Philippe Krakowsky is not included in this table because he was an employee of Interpublic in 2024 and did not receive compensation for his service as a director. Mr. Krakowsky’s compensation as an employee of Interpublic is shown in the Summary Compensation Table, and the sections that follow the Summary Compensation Table.
(2)Consists of annual retainer fees, Committee chair retainer fees and, for Mr. Thomas, the retainer fee for his service as the independent, Non-Executive Chair.
(3)Consists of the grant date fair value of the restricted stock awards granted on May 1, 2024, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in the calculation of these amounts are set forth in Note 12.
(4)For each director the amount shown consists entirely of matching charitable contributions made by Interpublic under the Charitable Matching Program.
Compensation Committee Interlocks and Insider Participation
All members of the Compensation Committee during 2024 were non-management directors, and no member was an employee or former employee of the Company. No Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K. During 2024, none of our executive officers served on the compensation committee (or its equivalent) of another entity whose executive officer served on our Compensation Committee or Board.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
Business Highlights
Over the course of 2024, the advertising, media and marketing landscape continued to undergo substantial and accelerating change. To keep Interpublic competitively positioned for future success, we took numerous strategic steps, building on our ability to deliver integrated client-focused services and solutions, further aligning and extending key data and technology capabilities, incorporating generative AI technologies across nearly every aspect of our operations, and remaining true to our long-standing approach of targeted acquisitions and dispositions.
Key Operational Developments
An important step accomplished in 2024 was the unification of our company’s data, engineering, martech and adtech technology resources under one leadership team. This new architecture brings together the teams responsible for the engineering behind Interact, our state-of-the-art marketing engine that connects data, media, creative, production, and commerce in a single, end-to-end platform and suite of tools.
The latest evolution of Interact streamlines end-to-end brand marketing with a range of enterprise technology partners, including Adobe’s integrated content supply chain solution. Our first-to-market partnership with Adobe deploys proprietary Acxiom data and identity products to create a more accurate picture of consumers, who can then be reached via a customized and highly automated content engine, resulting in more authentic connections with brands. We also consolidated all of IPG’s Salesforce Cloud services under Acxiom, which now offers clients consulting, implementation, and operational services across the full suite of Salesforce Clouds.
To strengthen our commerce offering, we sourced, diligenced and acquired Intelligence Node, a leading eCommerce intelligence platform renowned for its unparalleled data accuracy and global reach. Intelligence Node is a strategic addition that enhances Interpublic’s commerce capabilities, providing clients with real-time product and market intelligence to understand shopper trends, drive sales growth and optimize performance in the dynamic digital retail marketplace.
We continued as well to build and centralize senior leadership across a range of important functional roles, elevating select agency personnel and bringing new talent into our company. These positions at the holding group advance our company’s strategic consistency and executional accountability across operations in areas such as client relations, marketing and technology platforms, commerce, strategy and production.
Marketplace and Financial Results
The success of these initiatives was demonstrated by new business wins across much of the organization and, notably, in some of the largest and most competitive opportunities across client sectors, including automotive, biotech, health care, retail, consumer goods and food and beverage sectors. As in recent years, IPG Mediabrands was our strongest organic growth performer, followed by Acxiom, and joined by a number of our project-based businesses, notably in experiential marketing and public relations.
However, those areas of strength were not enough to mitigate areas of the business where competitor scale or offerings in principal media buying cost us existing or new client assignments. Full year organic growth consequently came in at 0.2%, short of our initial annual target. Highly disciplined financial execution allowed us to nonetheless meet our adjusted EBITA margin target of 16.6% for 2024. And, throughout, we continued to invest in the growth of our most sophisticated skill sets and capabilities.
The quality of our offerings was further validated by significant recognition at many of the industry’s most respected competitions. Interpublic once again ranked as the #1 most creatively effective holding company at the U.S. Effie Awards and we received Holding Company of the Year honors from New York Festivals, The One Show, The International ANDY Awards and The Drum Awards. We were also a standout performer at Cannes, where we won more Grand Prix trophies than any other holding group. On the ESG front, we were pleased to be included in multiple highly respected corporate ratings, including the Dow Jones Sustainability Index North America and the Dow Jones Sustainability World Index, recognizing our success in creating a transparent and responsible culture across the group.
Defining the Future
Concurrent with all of those accomplishments, over the course of 2024, our CEO and Board were also assessing and exploring a broad range of strategic options for the business in light of the rapidly evolving industry dynamics.
Following a number of discussions with strategic and financial counterparties, we concluded the year by announcing the stock-for-stock merger of Interpublic and Omnicom, a move that we believe will fundamentally reshape the industry and create significant opportunity for our clients and the people and capabilities who support them across Interpublic.

OVERVIEW OF EXECUTIVE COMPENSATION PROGRAMS
PRIMARY COMPENSATION ELEMENTS
The table below shows each NEO's total ongoing target compensation and each component of compensation for 2023 and 2024, and the difference in total target compensation between 2023 and 2024. Compensation changes for Mr. Krakowsky, solely in long-term incentive-based pay, are reflective of his strong performance and continued progression in his more recently appointed role (2021) as CEO, as well as to ensure appropriate positioning relative to relevant market reference points. Compensation changes for Mr. Carroll are reflective of the additional Business Transformation responsibilities he took on when promoted to EVP, Controller, Chief Accounting & Business Transformation Officer in June 2024.
1.In February 2024, Mr. Carroll was issued an LTI award with a target value of $850,000. Upon his promotion becoming effective, he also received a one-time promotional LTI award in the amount of $200,000 to bring his total target LTI issued for 2024 closer to his newly approved LTI target (detailed in the following pages).
COMPENSATION PRACTICES & CORPORATE GOVERNANCE
Our executive compensation programs are aligned with best practices in corporate governance:
We align pay with performance. Our incentive plans remain closely tied to performance, making the ultimate payout from these incentives higher when performance is strong and, conversely, lower (or zero) when performance does not achieve well-defined objectives. This linkage between our performance and pay aligns our NEOs with the interests of our stockholders. The “for” say-on-pay vote recommendations from proxy advisors and strong shareholder support on all prior say-on-pay votes demonstrates that our programs have effectively aligned pay and performance.
The incentives provided to our NEOs are predominantly earned based on the achievement of financial goals which are approved by the Compensation Committee of the Board of Directors each year. In addition, the ultimate value of all share-based long-term incentives is directly linked to the performance of our stock price.
• Ongoing Target Compensation — For 2024, excluding benefits:
• Approximately 90% of the total target compensation for Mr. Krakowsky was performance-based/at-risk pay.
• On average, approximately 77% of total target compensation for other NEOs was performance-based/at risk pay.
• Annual and Long-term Incentives — For all of our NEOs:
• 100% of the annual incentives are subject to the achievement of specific financial performance or strategic goals.
• 67% of ongoing long-term incentive awards are subject to specific financial performance goals. The remaining one-third was awarded in time-based restricted stock units, which are aligned with stockholder interests since they increase in value only with improved stock price performance.
The following charts show the mix of target compensation:
Our programs require significant executive share ownership. We require our NEOs to hold and maintain a significant level of share ownership to strengthen alignment of our NEOs’ interests with those of our stockholders. Our executive share ownership guidelines (“SOGs”), as well as each executive’s positioning against those guidelines, are reviewed annually with the Compensation Committee. The guidelines require that our CEO holds shares of our common stock with a value of at least 6x his base salary and require our other NEOs to hold shares with a value of at least 2x their base salary. Executives who have not met their share ownership guidelines in the time allotted are required to hold all net after-tax shares delivered upon the settlement of any subsequent equity award until such time as guidelines are met. As of December 31, 2024, all NEOs had exceeded such guidelines.
Our incentive plans include appropriate safeguards.
• No hedging or pledging of shares — We prohibit our NEOs and other senior executives from engaging in any transaction involving a short sale or derivative that is designed to hedge against the risk associated with ownership of Interpublic shares and the pledging of Interpublic shares as collateral.
• No stock option repricing — The stockholder-approved 2019 Performance Incentive Plan (“2019 PIP”) prohibits the re-pricing of stock options without stockholder approval.
• Clawback Policy — We adopted active “clawback” policies applicable both to executive officers as well as other senior executives of the organization.
• Incentive Payout Maximums — Annual and long-term incentive programs for our NEOs carry a maximum payout equal to 200% of target.
We limit guaranteed compensation. As indicated above, the majority of our NEOs’ compensation is performance based, with fixed base salary comprising a relatively small portion of total target compensation. In addition, we provide limited perquisites to our NEOs and do not provide any cash severance payments that exceed 2.5 times the sum of an NEO’s base salary and target annual incentive. Dividends cannot be earned on unvested performance shares. Dividend equivalents on restricted stock units are accrued during the vesting period and paid only if the underlying restricted stock units vest.

Upon a change-in-control, our NEOs would receive their target annual incentive, provided, that if a change-in-control occurs during our first quarter, such payment would be prorated to reflect the portion of the annual performance period that had elapsed through the date of the change-in-control. In addition, we subject outstanding long-term incentive awards to “double-trigger vesting,” which requires an NEO to incur a qualifying termination of employment within 24 months of a change-in-control, at which time such awards would immediately vest.
Stockholder Support of Our Compensation Practices. We believe that our existing programs continue to incentivize the appropriate behaviors and results, ensure that our executive compensation programs are aligned with best practices in corporate governance and promote a strong relationship between pay and performance. We believe that these practices were again validated at our annual meeting of stockholders in May of 2024 when our 2023 executive compensation pay practices received the support of approximately 91% of the votes cast.
DETAILS OF PRIMARY COMPENSATION ELEMENTS

1	BASE SALARY
Base salary is central to attracting and retaining executive talent. Although its prominence in the pay mix declines with seniority, base salary generally remains an important part of compensation discussions with executive talent in our sector and related industries. In considering whether to increase an NEO’s base salary, the Compensation Committee takes into consideration market pay for comparable executives at peer companies as well as the individual’s performance and experience.

2	ANNUAL INCENTIVES
PERFORMANCE METRICS
In 2023, Interpublic management along with our compensation consultant and the Compensation Committee conducted a thorough evaluation of our annual incentive plan to ensure that it continued to be market competitive and was still incentivizing the right results/behaviors. This evaluation resulted in two important changes to our annual incentive design for 2024:
1.Financial metrics would play a more significant role in determining the final value of an executive’s annual incentive award. Interpublic will no longer base 20% of the award on an individual’s performance versus established High Priority Objectives (“HPOs”). Instead, 100% of an award will be calculated based on performance versus financial metrics. An HPO Modifier shall then be applied to potentially increase or decrease the amount that has been earned based on financial performance (details included below).
2.Organic Revenue growth which had previously determined 30% of the earned award value now represents 40%, while the weighting for OIBIA Margin also increased from 50% to 60%.

FINANCIAL METRIC	DESCRIPTION	WEIGHTING
Organic Revenue Growth % (“OG”)	–Measures ability to drive revenue growth from existing operations, exclusive of acquisitions, divestitures and currency effects	40%
–Reflects the competitiveness of our offerings and is defined as the percentage change in Interpublic’s total net revenue as compared to the prior year, excluding the impact of foreign currency rate fluctuations and the net effect of acquisitions and divestitures

Operating Income Before Incentives and Amortization of Acquired Intangibles Margin % (“OIBIA”)	–Measures business efficiency and profitability and is defined as Operating Income before expenses related to the Annual and Long-term Incentive Plans and the amortization of acquired intangible assets, and before any restructuring and asset impairment charges divided by net revenue	60%
High Priority Objectives (“HPO”) Modifier	–Consists of pre-set quantitative and/or qualitative objectives specific to the individual	'+/- 20% of award earned based on financial performance
At the beginning of 2024, the Compensation Committee set performance goals for each of the above financial metrics. The Compensation Committee also set HPOs for the CEO at the beginning of 2024, which consisted of both quantitative and qualitative objectives. HPOs and performance expectations for all other NEOs are established by the CEO. HPOs include goals tied to the overall strategic priorities of the Company and goals related to diversity, equity and inclusion, talent management as well as cross-agency collaboration. For quantitative HPOs, specific, measurable objectives are established at the beginning of the year. For qualitative HPOs, specific accomplishments or expectations are defined at the beginning of the year and the Committee exercises judgment in assessing performance.
The CEO’s performance, as it pertains to HPOs, is determined by the full Board of Directors after considering written assessments submitted for both the Company as a whole and for the CEO himself. For all other NEOs, the CEO assesses performance against established HPOs and makes recommendations to the Compensation Committee. Based on the Compensation Committee’s independent evaluation, the Compensation Committee will score performance on a scale which ranges from “Significantly Missed Expectations” to “Significantly Exceeded Expectations” and results in a modifier to the annual incentive earned based on performance against financial metrics, which can range from +/-20%.
2024 INTERPUBLIC CORPORATE FINANCIAL PERFORMANCE AND ANNUAL INCENTIVE AWARDS FOR NEOs
Below are the Company’s 2024 performance goals and actual achievement against those goals:
This performance resulted in a Corporate financial performance rating of 56%. The Committee approved a +10% HPO modifier for each NEO to reflect individual contributions and strong strategic and operational leadership throughout 2024. Applying the financial performance rating along with the approved +10% modifier resulted in the following 2024 annual incentive amounts earned for each NEO:

3	2024 ONGOING LONG-TERM INCENTIVE TARGETS
Along with the evaluation of our annual incentive plan, in late 2023, Interpublic management collaborated with our compensation consultant and the Compensation Committee to assess the competitiveness and effectiveness of our long-term incentive plans. The evaluation of the long-term incentive plan led to three important changes for 2024:
1.Elimination of performance-based cash as an LTI vehicle – which represented one-third of the annual target LTI award value – and increasing the target value of the performance-based share award by that amount (now represents two-thirds of the total target award value).
With the foregoing changes, our long-term incentive mix now consists of two-thirds performance-based shares and one-third restricted stock units. In our view, placing the full value of the long-term incentive weighting in equity and two-thirds in performance-based vehicles further aligns our participants with stockholder interests and supports our strong pay for performance philosophy.
2.Performance-based awards will now be fully based on 3-year performance goals. For LTI awards granted prior to 2024, only the LTI awards issued in performance-based shares, were determined based on performance versus 3-year financial goals - while the LTI awards issued in performance-based cash were based on 2-year financial goals. In 2024, the entirety of performance-based awards was tied to 3-year performance goals, increasing participants’ focus on our long-term performance and objectives.
3.For the financial metrics, in 2024 we have increased the weighting of revenue growth (from 30% to 40%) and reduced the weighting for OIBIA Margin (from 70% to 60%).

The table below provides an overview of the LTI vehicles granted to the NEOs in 2024.
Each of the LTI vehicles employed is designed with unique characteristics that, when viewed in total, balance the need to incentivize long-term performance and promote retention.
PERFORMANCE SHARES
Performance Period and Vesting
In 2024, each NEO was granted a performance share award subject to a three-year performance period beginning on January 1, 2024 and ending on December 31, 2026. Any earned shares will vest on February 28, 2027, provided that the executive remains employed at that time. At the start of the performance period, the Compensation Committee set two-year cumulative goals based on Interpublic Corporate performance. For the third year, the Compensation Committee set growth goals based on the results of the first two years (these are also set at the start of the performance period). The Company does not disclose these performance goals because their disclosure would provide insights to competitors that could cause us competitive harm. At the time the performance goals were established, the Compensation Committee and Interpublic Management considered the performance goals difficult but achievable and appropriate for the current economic environment.
Performance Metrics
Performance share awards for all NEOs are tied solely to the achievement of cumulative OG (weighted 40%) and OIBIA Margin (weighted 60%) performance goals set for the Company as a whole.
Potential Payouts
Under the terms of the awards, the actual number of performance shares, if any, that the executive would ultimately receive depends on the extent to which the cumulative performance objectives are achieved at the end of the performance period. The number of performance shares that may be earned at the end of the performance period may vary from 0% to 200% of the target amount. Dividends or dividend equivalents do not accrue during the vesting period.
RESTRICTED STOCK UNITS
Restricted stock units serve primarily to increase retention and alignment with stockholders. All restricted stock unit awards vest on the third anniversary of the grant date. Dividend equivalents accrue on all outstanding stock units on a quarterly basis. The restricted stock units and the corresponding dividend equivalents are subject to forfeiture if the executive leaves Interpublic before the restrictions expire. The Company believes that these vesting provisions promote a long-term focus and provide strong retention.
In total, in February 2024, the Compensation Committee approved the following ongoing long-term incentive award values for each NEO:

1.The number of target shares/units was determined by dividing the target value by the average of the high and low stock price on the date of grant ($31.43 on February 29, 2024) and rounding to whole shares. For performance awards, the grant-date fair values estimated in accordance with ASC 718 and reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table are lower than the values reported in this table since dividends and dividend equivalents are not paid or accrued during the vesting period.
In 2024, as in prior years, ongoing long-term incentive awards were made on the final trading day of February. This allowed for synchronized communication of annual and long-term incentives with each executive, which enforces the concept of total compensation.
At its February 2024 meeting, the Compensation Committee determined and recommended to the full Board, the long-term incentive awards under the 2019 PIP for the CEO. The recommended amounts were defined as an expected dollar value, which were subsequently reviewed and approved by the full Board. At the same meeting, the CEO recommended long-term incentive targets for the other NEOs to the Compensation Committee. After review and consideration, the Compensation Committee approved the recommended awards.
The value of the ongoing long-term incentive awards is assessed by the Compensation Committee as part of the annual total compensation review for senior executives including the NEOs. This review includes an evaluation and assessment of pay history, absolute and relative performance, and expected future contributions.
2024 PROMOTIONAL LTI
In addition to the grants issued as part of the ongoing long-term incentive awards, in May 2024, as part of Mr. Carroll’s promotion, which now included responsibilities for Business Transformation, the Compensation Committee approved a promotional LTI award with a target value of $200,000 which was issued in June 2024. This award was issued in the same design as the February 28, 2024 ongoing LTI awards described in the prior sections (two-thirds issued in performance-shares and one-third in restricted stock units scheduled to vest on February 28, 2027).
LONG-TERM INCENTIVE AWARDS WITH PERFORMANCE PERIODS ENDING IN 2024
On February 28, 2022, the Compensation Committee of the Board of Directors granted performance share awards under the 2019 Performance Incentive Plan. The performance cycle for the performance share awards was 3 years, beginning on January 1, 2022 and ending on December 31, 2024. On February 27, 2023, the Committee awarded performance cash awards under the 2019 PIP. The performance cycle for the performance cash awards was 2 years, beginning on January 1, 2023 and ending on December 31, 2024. Both performance awards were tied to the cumulative OG (weighted 30%) and OIBIA Margin(weighted 70%) of Interpublic over the applicable performance period. The following table summarizes the target and actual performance for these awards:
2022-2024 and 2023-2024 Financial Performance versus Goals

	2022-2024		2023-2024
FINANCIAL GOALS	TARGET	ACTUAL	TARGET	ACTUAL
OG %	4.3%	2.4%	3.0%	0.1%
OIBIA %	21.1%	19.9%	20.8%	19.6%
Based on these results, each of the NEOs earned a performance rating of 83.9% for their performance share awards and 82.9% of target for performance cash.

Amounts Earned for Long-term Incentive Awards with Performance Periods Ending in 2024

ADDITIONAL COMPENSATION INFORMATION
COMPENSATION PHILOSOPHY AND BASIC PRINCIPLES

OUR COMPENSATION PHILOSOPHY REMAINS TO PROVIDE A PERFORMANCE-BASED, MARKET-COMPETITIVE TOTAL COMPENSATION PROGRAM THAT:
•Supports our talent needs and business objectives
•Ties a significant portion of pay to operational performance to enhance stockholder value
•Aligns with the interests of our stockholders and other key stakeholders
Our success continues to depend on our ability to attract, motivate and retain a diverse group of talented individuals throughout our organization – who will enable us to deliver the best and most contemporary marketing solutions to drive our clients’ businesses. Talent is our most vital asset, which is why it represents our most significant expense. We must continue to ensure that the investments we make in our key people are disciplined and designed to drive results. To this end, our compensation programs are guided by the following basic principles:
•Our compensation programs will be balanced and are intended to treat all stakeholders equitably.
•Our compensation programs will include four major elements: base salary, performance-based annual cash incentives, performance and time-based long-term incentives, retirement and other benefit programs. It bears noting that, outside of the Charitable Matching Program, which is capped at $20,000 annually per executive, company-paid perquisites are not offered to our most senior executives.
•Our fixed and performance-based compensation will target our competitive market for talent. Actual financial and individual performance may result in total earned compensation that is above or below target for certain individuals.
•Our competitive market for executive leadership includes companies with similar talent requirements; these companies are captured in our compensation peer group, which is reviewed annually.
•All individual pay decisions will consider the competitive market data and will be based on an executive’s performance against financial and individual objectives, as well as contributions and skills identified in our annual Leadership Talent and Succession Plan Review (“Talent Review”) process. Exceptional performance against these measures may result in pay levels exceeding the competitive market for certain executives who deliver outstanding results.
•We strive to design incentive programs that are aligned with our short and long-term operating goals and can be responsive to unique market requirements. Target performance levels will be set to be challenging but achievable while maximum performance levels will represent stretch goals. These incentive programs will provide market competitive levels for achievement of target results while also allowing for meaningful and appropriate rewards for superior results, encouraging executives to make carefully considered decisions to drive said superior performance, while discouraging excessive or unjustified risks.
•Senior Executives and Non-Management Directors are required to meet stock ownership guidelines.
•If warranted, clawback policies would be vigorously enforced.
•The communication and implementation of our compensation programs will be clear, specific and transparent.

HOW COMPENSATION DECISIONS ARE MADE
ROLE OF EXECUTIVE OFFICERS AND MANAGEMENT IN 2024 COMPENSATION DECISIONS
For 2024, the Compensation Committee of the Board of Directors made all pay decisions related to the NEOs with input from the CEO. The CEO did not participate in the Compensation Committee’s deliberations or decisions with regard to his own compensation.
At the Compensation Committee’s request, the CEO presented individual pay recommendations to the Committee for the CFO, the other NEOs and other executives whose compensation arrangements are subject to the Committee’s review. The pay recommendations for such executives were informed by assessments of individual contributions to the Company’s financial performance, achievement of specified performance or strategic objectives, results of our annual Talent Review process, as well as competitive pay data provided by the Committee’s independent outside compensation consultant and other factors. The Committee then considered these recommendations with the assistance of their independent consultant.
In 2024, the CEO, the EVP and General Counsel, the SVP, Assistant General Counsel & Secretary, the SVP of Global Executive Compensation & Benefits and the VP of Global Executive Compensation all attended Compensation Committee meetings, but were not present for the Committee’s executive sessions, or for any discussion regarding their own compensation. Other senior executives, as appropriate to the topic, were asked to attend Compensation Committee meetings to provide relevant information or advice, but they also did not attend executive sessions, or any discussion of their own compensation.
ROLE OF THE INDEPENDENT CONSULTANT
In 2024, the Compensation Committee again retained the services of an external independent executive compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), to work for the Committee in its review of executive and Non-Management Director compensation practices including the competitiveness of pay levels, executive compensation design, market trends, and technical considerations.
The Compensation Committee has the final authority to hire and terminate the consultant, and the Committee evaluates the consultant’s performance annually. In accordance with regulatory requirements, the Committee annually assesses the independence of Meridian and, in 2024, the Committee concluded that no conflict of interest exists that would prevent Meridian from independently advising the Committee. Meridian does not provide any consulting advice to Interpublic, or any of its subsidiaries, outside the scope of executive compensation and will not do so without the prior consent of the Compensation Committee chairperson. Meridian often meets with the Committee chairperson and the other members of the Committee outside the presence of management.
ROLE OF THE COMPENSATION AND LEADERSHIP TALENT COMMITTEE
The Compensation Committee is responsible for establishing, implementing and continually monitoring adherence to the Company’s compensation philosophy, as well as approving compensation awarded to senior corporate and operating executives, including the NEOs and other key agency direct reports of the CEO. Among its duties, in 2024, the Committee was responsible for formulating the compensation recommendations for our CEO and approving all compensation recommendations for select senior executives including the other NEOs. Following review and discussion, the Committee submitted its recommendations for the compensation of the CEO to the Non-Management Directors for approval. The Compensation Committee is supported in its work by the CEO, the Global Executive Compensation team and an independent executive compensation consultant as described above.
The Compensation Committee charter, which sets out its duties and responsibilities and addresses other matters, is reviewed annually and can be found on our website at www.interpublic.com.
ROLE OF STOCKHOLDER SAY-ON-PAY VOTES
We provide our stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay proposal”). At our 2024 annual meeting of stockholders, a substantial majority of the votes (approximately 91%) cast at that meeting voted in favor of the say-on-pay proposal. The Compensation Committee of the Board believes this affirms stockholders’ support of our approach to executive compensation. The Committee welcomes feedback and dialogue with stockholders and will continue to consider the outcome of the Company’s say-on-pay votes and evolving best practices in this area when making future compensation decisions for the NEOs.
SETTING COMPENSATION FOR THE NAMED EXECUTIVE OFFICERS
The Compensation Committee of the Board reviews and assesses the total compensation of each NEO on an annual basis. Material changes in compensation typically occur only based on performance, in response to significant changes in an individual’s responsibility, due to changes in market conditions, or in limited circumstances when the Company is at risk of losing a highly talented and valued employee.
Compensation decisions are made based on the following information:
•External Market Analysis: The Compensation Committee annually conducts a review of competitive market compensation for each NEO. The Committee’s independent consultant performs this review after the Committee has approved the peer companies to be used for the study. The Committee targets the competitive market for talent for both fixed and total target compensation.
•Internal Equity: When making pay decisions, the Compensation Committee also takes into account internal equity. The Company has established comparability guidelines based on an executive’s purview with regard to revenue, operating income, geographic scope, and job complexity.
•Individual Performance and Talent Assessment: The Compensation Committee’s decision-making is also informed by the Company’s Talent Review process. The Committee participates in this annual review with the full participation of the Board of Directors. This Board-level review includes a discussion of each of the NEOs, their future career path and successors, as well as succession plans for Interpublic’s CEO. These reviews inform pay decisions by providing an in-depth look at the NEOs, their responsibilities, relative contributions and future potential, as well as their relative compensation.
•Other factors: Additional factors, such as unique skills, leadership, long-term potential and key client relationships are also taken into consideration when reviewing compensation.
USE OF COMPETITIVE DATA FOR COMPENSATION REVIEWS

THE MARKET FOR TALENT
To ensure that our compensation programs reflect best practices, as well as to maintain competitive compensation program designs and levels, the Committee considers market data and compensation ranges of our peer group. In 2013, the Committee approved a single peer group that reflects both talent peers as well as industry peers. Minor changes were made to this Peer Group as part of the 2023 annual review of compensation due to recent Mergers and Acquisition activity (detailed below). The Committee continues to believe that this Peer Group is appropriate.

In December of 2023, Meridian conducted its annual market review to assess the competitiveness of each NEO’s target total compensation (consisting of base salary, target annual incentive and target long-term incentives). Compensation data were analyzed for comparable positions at the 2023 Compensation Peer Group (detailed below) as well as size-relevant data from several published survey sources. Meridian compared each NEO based on his or her roles and responsibilities.
Using the size-adjusted data, the 2023 study concluded that our NEOs, in aggregate, were positioned near the median of the market for target total compensation. The Compensation Committee utilized this information, as well as other incumbent-specific factors, to determine whether any pay adjustments were warranted for 2024.
We believe that the peer group again contained a good representation of Interpublic’s industry competitors and size-relevant, talent-focused comparators. The Compensation Committee annually reviews the validity of the peer group and in 2023, it was decided that we would remove Activision Blizzard, Gannett and Nielsen. The final peer group is reflected in the table below:

2023 COMPARATOR GROUP (used to inform 2024 compensation decisions)
Cognizant Technology Solutions	Lions Gate Entertainment Corp.	Quarate Retail Group Inc.
eBay Inc.	News Corporation	Sinclair Broadcast Group
Electronic Arts Inc.	Nexstar Media Group	Sirius XM Holdings Inc.
Fox Corporation	Omnicom Group Inc.	Take-Two Interactive
Gartner	Paramount Global	Thomson-Reuters Corporation
IAC Inc.	Publicis Groupe SA	WPP plc
At the time of the review in 2023, the median revenue in for these peer companies was approximately $9.4b, which was similar to Interpublic’s revenue.

RETIREMENT BENEFITS
PURPOSE
The Company views retirement benefits as a key component of our executive compensation program because they encourage and reward long-term service. Therefore, we offer our NEOs and other employees a comprehensive benefits program that provides the opportunity to accumulate retirement income.
PROGRAM DESCRIPTIONS
Our current retirement programs include the Company’s qualified 401(k) savings plan, the Capital Accumulation Plan (“CAP”) and Executive Special Benefit Agreement (“ESBA”).
The Company’s 401(k) savings plan is a tax-qualified retirement savings plan pursuant to which all U.S.-based employees, including the NEOs, are able to contribute compensation -, subject to dollar limits prescribed by federal tax laws. For employees with less than 10 years of service, the Company matches 50% of the first 6% of compensation contributed. For employees with 10 or more years of service, the Company matches 75% of the first 6% of compensation that is contributed. The Company’s 401(k) savings plan allows for pre-tax, Roth 401(k) or a combination of both up to limits prescribed by federal tax laws. The Company Match applies to the total amount contributed, either pre-tax, or Roth 401(k).
The CAP plan provides participants with an annual dollar credit to an interest-bearing account. Under the terms of the CAP, interest is credited on December 31st of each year at an interest rate equal to the closing 10-year U.S. Treasury yield on the last business day of the immediately preceding calendar year. For a more detailed description of the CAP, see “Nonqualified Deferred Compensation Arrangements—the Interpublic Capital Accumulation Plan.”
The ESBA, which is currently frozen to new participants, also provides a defined annual annuity to selected executives for a 15-year period following retirement upon satisfying specific vesting provisions. Mr. Krakowsky is the only NEO who participates in the ESBA, and Mr. Krakowsky no longer accumulates pay or service credit in the plan as his future benefit is fully vested.
RETIREMENT BENEFITS REVIEW AND DECISION PROCESS
As part of its competitive pay review, the Compensation Committee’s independent consultant periodically provides the Committee with a comparison of Interpublic’s retirement benefits programs to those of a sample of competing companies. This retirement benefits program review is conducted in the context of total compensation, and the review considers compensation and benefits in total.
Decisions regarding new or enhanced participation in these programs, other than 401(k), are made after considering the impact on total compensation this one component of total pay would have. For a number of the NEOs, retirement and other benefits are the subject of individual employment agreements (which are described in greater detail under the heading “Employment Agreements” and which give Interpublic the ability to increase, but not decrease, the specific benefit).
On a case-by-case basis, the Compensation Committee and Interpublic’s Management Human Resources Committee (“MHRC”) – to which the Committee delegates certain responsibilities and consists of Interpublic’s CEO, the EVP, CFO, the EVP and General Counsel, the Global Chief Talent Officer and the SVP, Global Executive Compensation & Benefits – consider the appropriateness of CAP participation and benefits, with all such decisions for NEOs made solely by the Compensation Committee. In making recommendations to the Compensation Committee or MHRC, the Company considers an individual’s role, level in the organization, total compensation level, performance, length of service, and other factors. When making determinations to issue additional CAP awards, the Company also considers an individual’s current retirement positioning, including all forms of accrued qualified and non-qualified retirement benefits previously awarded or earned and the maximum value of the individual’s eligible Company match in the 401(k) savings plan or if not a participant for any year it assumes the executive contributed the maximum amount permitted to the plan.
SEVERANCE AND CHANGE OF CONTROL BENEFITS
In order to provide market-competitive total compensation packages to our executive officers, as well as to ensure the ongoing retention of these individuals in the event of potential takeovers that would create uncertainty as to their future employment, the Company offers market competitive (or market appropriate) severance and change of control benefits upon the occurrence of several specified events.
The NEOs may receive severance benefits from the Company under the terms of their employment agreements (described in greater detail under the heading “Employment Agreements”), the Company’s Executive Severance Plan and/or Change of Control agreements, depending on the circumstances of a potential termination.
Under the 2019 PIP, if a Change of Control occurs in the first quarter, NEOs receive an accelerated and prorated payout of their annual incentive award at target. If a Change of Control occurs after the first quarter, NEOs receive a fully accelerated payout of their annual incentive award at target. Upon a Change of Control, NEOs outstanding long-term incentives would not be vested unless the NEO incurred a Qualifying Termination (upon which vesting is accelerated). Under our change of Control agreements, individuals are eligible for enhanced severance benefits, contingent on a Change of Control being followed by a Qualifying Termination.

SHARE OWNERSHIP GUIDELINES (“SOGs”)
We enforce share ownership guidelines (“SOGs”) for our Non-Management Directors, NEOs and other senior executives. The purpose of these SOGs is to:
•Closely align the financial interests of executives and Non-Management Directors with our stockholders.
•Ensure the commitment and personal investment of executives and directors in the Company.
The SOGs also prohibit both transactions involving derivatives that are designed to hedge against the market risk associated with ownership of Interpublic shares and the pledging of Interpublic shares as security or collateral for any obligation.
The SOGs are expressed as multiples of base salary. NEOs and other applicable senior executives must satisfy the SOG requirements within a maximum of five years from the date at which he or she joins the Company or is promoted into a position to which the guidelines apply. Those executives who have not met their established requirement level in the time allotted will be required to hold all net after-tax shares delivered upon the settlement of equity awards until such requirements are met.

The Compensation Committee annually reviews the established SOGs for all SOG participants to ensure that they remain market appropriate. The Committee also reviews levels of stock ownership against the SOG levels applicable to the NEOs and other senior executives. As of December 31, 2024, all NEOs had either met or exceeded such requirements.
TAX AND ACCOUNTING IMPLICATIONS
DEDUCTIBILITY OF EXECUTIVE COMPENSATION
Each year, the Compensation Committee reviews and considers the deductibility of compensation paid to our NEOs.
Section 162(m) of the Code generally imposes a $1 million deduction limitation on compensation paid to certain executive officers of a publicly held corporation during the year. The executive officers to whom Code Section 162(m) deduction limit applies include the Company’s Chief Executive Officer and Chief Financial Officer, the three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer), and any such individual who was a “covered employee” for any year after 2016. The Committee reserves the right to approve compensation that is not deductible in order to ensure competitive levels of total compensation for our NEOs.
NON-QUALIFIED DEFERRED COMPENSATION
Most of the Company’s deferred compensation and nonqualified retirement benefit arrangements, including most of the Company’s severance arrangements, are subject to Section 409A of the Internal Revenue Code, which provides that nonqualified deferred compensation plans follow certain rules on the timing and form of payments. Noncompliance with these rules could result in adverse tax consequences for the executives. The Company has made significant efforts to ensure that affected arrangements comply with these requirements.
ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for stock-based payments, including its grants of stock options, restricted shares and performance shares, in accordance with the requirements of FASB ASC Topic 718.
COMPENSATION RECOVERY IN THE EVENT OF A FINANCIAL RESTATEMENT
The Company has a general “clawback” policy which provides that in the event of a significant restatement of financial results due to fraud or misconduct, the Company will determine whether a senior executive received an incentive award that would have been less if the award was calculated based on such restated financial results (“Excess Compensation”). The Board of Directors will, to the full extent permitted by governing law, seek to recoup for the benefit of the Company Excess Compensation paid to a senior executive whose fraud or misconduct, as determined by the Board of Directors, resulted in such restatement.
In addition, effective for compensation awarded for periods beginning on or after October 1, 2023, the Board adopted an Executive Compensation Clawback Policy (“Clawback Policy”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation following accounting restatements from persons who served as an executive officer of the Company at any time during the performance period for such incentive-based compensation and who received such compensation during the three fiscal years preceding the date on which the Company is required to prepare an accounting restatement. The compensation to be recovered is the amount in excess of what would have been paid based on the restated results. Recovery will be required on a “no fault” basis, without regard to whether any misconduct occurred and without regard to whether an executive officer was responsible for the erroneous financial statements. For purposes of this policy, the term “senior executives” means “executive officer” as defined under the Securities Exchange Act of 1934, as amended.
COMPENSATION AND LEADERSHIP TALENT COMMITTEE REPORT

Among its duties, the Compensation and Leadership Talent Committee is responsible for reviewing and discussing with the Company’s management the Compensation Discussion & Analysis included in the Company’s Annual Report on Form 10-K (the “CD&A”). Based on such a review and discussion, the Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2024.

E. Lee Wyatt Jr., Chair
Jorge L. Benitez
Dawn Hudson
Jonathan F. Miller
Patrick Q. Moore
David M. Thomas

February 13, 2025

SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the compensation paid by Interpublic to (i) Mr. Krakowsky, who served as Interpublic’s principal executive officer in 2024, (ii) Ms. Johnson, who served as Interpublic’s principal financial officer in 2024 and (iii) the other executive officers of Interpublic, other than the principal executive officer and the principal financial officer (as determined based on total compensation in 2024, excluding the amount, if any, shown in the column headed Change in Pension Values and Nonqualified Deferred Compensation Earnings), who were serving as executive officers on December 31, 2024. In each instance, the compensation shown is for services rendered in all capacities for the years indicated.
In the table below, please note:
1.The amounts set forth in the “Bonus” column include the vested amount of restricted cash awards described in more detail in footnote 1; and
2.The amounts set forth in the “Non-Equity Incentive Plan Compensation” column for each NEO are the sum of the payments made in respect of the executive’s (i) annual incentive awards and (ii) the vested amount of performance cash awards for the respective years, described in more detail in footnote 4.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compen- sation ($) (6)	Total ($)
Philippe Krakowsky	2024	1,500,000	0	10,142,427	0	4,604,348	0	187,859	16,434,634
Chief Executive Officer	2023	1,500,000	0	6,663,055	0	6,055,600	38,695	184,010	14,441,360
	2022	1,500,000	0	5,726,089	0	5,801,165	0	182,188	13,209,442
Ellen Johnson	2024	1,000,000	0	3,227,119	0	1,613,812	0	98,197	5,939,128
EVP and Chief Financial	2023	1,000,000	0	2,220,996	0	1,875,000	0	114,263	5,210,259
Officer	2022	900,000	650,000	1,749,634	0	2,253,833	0	103,627	5,657,094
Andrew Bonzani	2024	900,000	0	2,212,888	0	1,289,905	0	84,247	4,487,040
EVP and General Counsel	2023	900,000	0	1,522,978	0	1,580,000	0	105,702	4,108,680
	2022	900,000	650,000	1,526,938	0	2,133,249	0	87,477	5,297,664
Christopher Carroll	2024	733,333	0	966,554	0	623,158	0	69,247	2,392,292
EVP, Controller, Chief	2023	700,000	0	539,388	0	690,000	0	83,671	2,013,059
Accounting & Business Transformation Officer	2022	700,000	250,000	540,773	0	1,018,409	0	65,602	2,574,784
(1)The amounts shown above for 2022, include the vesting of restricted cash award grants made to Ms. Johnson ($650,000), Mr. Bonzani ($650,000) and Mr. Carroll ($250,000) in February 2021, which vested in February 2023.
(2)The amounts shown for each year is the aggregate grant date fair value of stock awards made to the executive during the year, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated service-based forfeitures. The assumptions used in the calculation of these amounts are set forth in Note 14. The grant date fair values of the performance share awards shown for each year in which such awards were granted were calculated assuming a “target” level of performance achievement. The following tables show the grant date fair values of performance share awards assuming achievement of the “target” performance level and “maximum” performance level.
The amounts shown for each NEO consists solely of the grant date fair value of each executive’s performance share award for the performance period ending (i) for the 2024 Performance Share Award, on December 31, 2026, (ii) for the 2023 Performance Share Award, on December 31, 2025, and (iii) for the 2022 Performance Share Award, on December 31, 2024. The (i) 2024 Performance Share Award will vest on February 28, 2027, (ii) 2023 Performance Share Award will vest on February 27, 2026, and (iii) 2022 Performance Share Award will vest on February 28, 2025, in each case, to the extent the performance criteria established for the awards are satisfied.

	2024 Performance Share Awards		2023 Performance Share Awards		2022 Performance Share Awards
Name	Target ($)	Maximum ($)	Target ($)	Maximum ($)	Target ($)	Maximum ($)
Mr. Krakowsky	6,475,772	12,951,544	3,163,057	6,326,114	2,726,095	5,452,190
Ms. Johnson	2,060,469	4,120,938	1,054,342	2,108,684	832,971	1,665,942
Mr. Bonzani	1,412,900	2,825,800	722,982	1,445,964	726,950	1,453,900
Mr. Carroll	616,603	1,233,206	256,073	512,146	257,453	514,906
(3)Since 2022, no options were granted to our NEOs. Additional information on all outstanding option awards as of December 31, 2024 is reflected in the “Outstanding Equity Awards at Calendar Year-End” table below.
(4)The amounts shown above for each NEO are the sum of the payments made in respect of the executive’s (i) annual non-equity compensation awards and (ii) performance cash awards for the (A) 2022-2023 performance period, which will vest on February 28, 2025, (B) 2021-2022 performance period, which vested on February 26, 2024, and (C) 2020-2021 performance period, which vested on February 28, 2023, in the respective amounts shown in the following table.

	2024 Non-Equity Incentive Plan Compensation		2023 Non-Equity Incentive Plan Compensation		2022 Non-Equity Incentive Plan Compensation
Name	Annual Incentive Award ($)	2022 Performance Cash Award ($)	Annual Incentive Award ($)	2021 Performance Cash Award ($)	Annual Incentive Award ($)	2020 Performance Cash Award ($)
Mr. Krakowsky	1,862,348	2,742,000	1,680,600	4,375,000	3,700,000	2,101,165
Ms. Johnson	775,979	837,833	700,000	1,175,000	1,353,333	900,500
Mr. Bonzani	558,705	731,200	505,000	1,075,000	1,082,666	1,050,583
Mr. Carroll	364,192	258,966	315,000	375,000	684,859	333,550
(5)The amounts in this column for Mr. Krakowsky reflect the change in the value of the benefits he is entitled to receive under his Executive Special Benefit Agreement, which is described in greater detail under the heading “Executive Special Benefit Agreement.”
In 2024, due to the increase in the discount rate from 2023 (5.40%) to 2024 (5.75%), as of December 31, 2024, the actual present value of the benefits Mr. Krakowsky is entitled to receive under the ESBA decreased by $53,912.
Messrs. Bonzani and Carroll and Ms. Johnson do not participate in a pension plan nor do they have an Executive Special Benefit Agreement.
While each of the NEOs participate in deferred compensation arrangements, as described in greater detail under the heading “Nonqualified Deferred Compensation Arrangements,” none received earnings on deferred compensation that was “above-market” or “preferential” as defined by SEC rules.
(6)The table below shows the components of the amounts shown in this column for 2024.

Name	Annual Dollar Credits under the Capital Accumulation Plan ($)(a)	Matching contributions under the Interpublic Savings Plan ($)	Premiums paid by Interpublic on group life insurance ($)	Perquisites and Other Personal Benefits ($)(b)	Total All Other Compensation ($)
Mr. Krakowsky	150,000	15,525	$180	22,154	187,859
Ms. Johnson	75,000	15,525	$180	7,492	98,197
Mr. Bonzani	50,000	15,525	$180	18,542	84,247
Mr. Carroll	50,000	15,525	$180	3,542	69,247
(a)The Capital Accumulation Plan is described in greater detail under the heading “The Interpublic Capital Accumulation Plan.”
(b)The “2024 Perquisites and Other Personal Benefits” table below lists the type and amount of each perquisite received by the NEOs in 2024.
2024 Perquisites and Other Personal Benefits
The following table describes the amount of each perquisite and other personal benefit received by the NEOs in 2024.

Name	Executive Dental Plan Coverage ($)	Charitable Matching Program(a) ($)
Mr. Krakowsky	2,154	20,000
Ms. Johnson	3,542	3,950
Mr. Bonzani	3,542	15,000
Mr. Carroll	3,542	0
(a)The Charitable Matching Program is described in greater detail under the heading “Non-Management Director Compensation.”
GRANTS OF PLAN-BASED AWARDS
The following table provides information on grants of equity and non-equity plan based awards made in 2024 to the NEOs. The awards are described in greater detail in the Compensation Discussion & Analysis.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Approval Date	Thres- hold ($)	Target ($)	Maximum ($)	Thres- hold (#)	Target (#)	Maximum (#)
Philippe Krakowsky		2/15/2024(1)	0	3,000,000	6,000,000
	2/29/2024	2/15/2024(2)				0	233,323	466,646		6,475,772
	2/29/2024	2/15/2024(3)							116,661	3,666,655
Ellen Johnson		2/15/2024(1)	0	1,250,000	2,500,000
	2/29/2024	2/15/2024(2)				0	74,239	148,478		2,060,469
	2/29/2024	2/15/2024(3)							37,119	1,166,650
Andrew Bonzani		2/15/2024(1)	0	900,000	1,800,000
	2/29/2024	2/15/2024(2)				0	50,907	101,814		1,412,900
	2/29/2024	2/15/2024(3)							25,453	799,988
Christopher Carroll		2/15/2024(1)	0	586,666	1,173,332
	2/29/2024	2/15/2024(2)				0	18,030	36,060		500,414
	2/29/2024	2/15/2024(3)							9,014	283,310
	6/28/2024	5/22/2024(2)				0	4,594	9,188		116,189
	6/28/2024	5/22/2024(3)							2,296	66,641
(1)Reflects the potential payout in cash that the executive was entitled to earn for calendar year 2024 pursuant to an annual incentive award made in 2024 under the 2019 PIP as described in greater detail under the heading “Compensation Discussion & Analysis — Annual Incentives.” The actual amounts paid are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation."
(2)Reflects potential payout in shares of Common Stock that the executive is entitled to earn pursuant to a performance share award made in 2024 under the 2019 PIP. As described in greater detail under the heading “Compensation Discussion & Analysis — 2024 Ongoing Long-Term Incentive Targets,” depending on the actual level of performance relative to goals over a three-year performance period, an individual will be entitled to receive a payout ranging from 0% to 200% of the target amount. The amount of the payout, as so determined, will vest at the end of the third year following the grant of the award.
(3)Reflects the number of shares under restricted stock unit award grants made in 2024 under the 2019 PIP. As described in greater detail under the heading “Compensation Discussion & Analysis — 2024 Ongoing Long-Term Incentive Targets,” these shares are credited with quarterly cash dividends, when and as declared by the Board of Directors on the Common Stock. All of the shares of restricted stock, and any cash dividends paid on the restricted stock, are subject to forfeiture if the award recipient terminates employment before the third anniversary of the grant date.
(4)Reflects the grant date fair value of the equity award or stock award, as applicable, disclosed in the adjacent column computed in accordance with FASB ASC Topic 718, excluding the effect of estimated service-based forfeitures. The assumptions used in the calculation of these amounts are set forth in Note 14.

OUTSTANDING EQUITY AWARDS AT CALENDAR YEAR-END
The following table provides information on outstanding equity awards, consisting of stock option awards and stock awards, held by the NEOs as of December 31, 2024.

	Option Awards(1)			Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (9)
Philippe Krakowsky	250,000	23.33	1/4/2031	116,661(2)	3,268,841	233,323(7)	6,537,710
				98,101(3)	2,748,790	98,101(8)	2,748,790
				81,766(4)	2,291,083
				68,765(5)	1,926,795
Ellen Johnson				37,119(2)	1,040,074	74,239(7)	2,080,177
				32,700(3)	916,254	32,700(8)	916,254
				24,984(4)	700,052
				21,012(5)	588,756
Andrew Bonzani				25,453(2)	713,193	50,907(7)	1,426,414
				22,423(3)	628,292	22,423(8)	628,292
				21,804(4)	610,948
				18,337(5)	513,803
Christopher Carroll				11,310(2)	316,906	22,624(7)	633,924
				7,941(3)	222,507	7,942(8)	222,535
				7,722(4)	216,370
				6,494(5)	181,962
(1)All of the stock options have a ten-year term and an exercise price equal to 100% of the fair market value of the Common Stock on the grant date which, as established by the Compensation Committee, is the average of the high and low sales prices of the Common Stock as reported by the NYSE on the grant date.
(2)Reflects the number of shares under restricted stock unit award grants (“Restricted Stock Unit Awards”) made under the 2019 PIP that will vest on February 28, 2027. All Restricted Stock Unit Awards are credited with quarterly dividends, when and as declared by the Board, on the Common Stock. All Restricted Stock Unit Awards, and any dividends paid on the restricted stock units, are subject to forfeiture if the award recipient terminates employment before the third anniversary of the grant date.
(3)Reflects the number of shares under Restricted Stock Unit Awards made under the 2019 PIP that will vest on February 27, 2026.
(4)Reflects the number of shares under Restricted Stock Unit Awards made under the 2019 PIP that will vest on February 28, 2025.
(5)Represents the number of unvested shares of Common Stock that the NEO has earned under performance share awards granted in 2022, for which the performance ended on December 31, 2024. The awards remain subject to forfeiture if the employment of the award recipient terminates prior to the February 28, 2025 vesting date.
(6)The value shown is calculated by multiplying (i) the number of shares shown in the column headed “Number of Shares or Units of Stock That Have Not Vested” by (ii) the closing price of the Common Stock ($28.02), as reported by the NYSE on December 31, 2024.
(7)Represents the “target” number of shares of Common Stock that the NEO would receive under a performance share award granted in 2024, for which the performance period will end on December 31, 2026. Any shares earned will remain subject to forfeiture if the employment of the award recipient terminates prior to February 28, 2027.
(8)Represents the “target” number of shares of Common Stock that the NEO would receive under a performance share award granted in 2023, for which the performance period will end on December 31, 2025. Any shares earned will remain subject to forfeiture if the employment of the award recipient terminates prior to February 27, 2026.
(9)The values shown in this column are calculated by multiplying (i) the number of shares shown in the column headed “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” by (ii) the closing price of the Common Stock ($28.02), as reported by the NYSE on December 31, 2024.

OPTION EXERCISES AND STOCK VESTED
The following table provides information for 2024 on the number of shares of Common Stock acquired upon (i) the exercise of stock options and (ii) the vesting of (A) performance share awards and (B) restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Philippe Krakowsky	—	—	168,238(1)	5,452,594(3)
			168,236(2)	6,037,990(4)
Ellen Johnson	—	—	45,184(1)	1,464,413(3)
			45,183(2)	1,621,618(4)
Andrew Bonzani	—	—	41,338(1)	1,339,765(3)
			41,338(2)	1,483,621(4)
Christopher Carroll	—	—	14,420(1)	467,352(3)
			34,075(2)	1,250,370(4)
(1)Represents the total number of performance-based shares which vested on February 26, 2024.
(2)Represents the total number of shares of restricted stock which vested on February 26, 2024. For Mr. Carroll, it represents (i) 14,420 shares (valued at $467,352) which vested on February 26, 2024, and (ii) 19,655 shares (valued at $625,913) which vested on February 28, 2024.
(3)The value realized on the vesting of performance share awards is equal to the product of (i) the number of shares vested, multiplied by (ii) the average of the high and low price of the Common Stock, as reported by the NYSE on the vesting date (“Common Stock Vesting Date Value”), which for the NEOs was ($32.41) on February 26, 2024.
(4)As set forth in the table below, the value realized on the vesting of restricted stock awards is equal to the sum of (i) the product of (A) the number of shares vested, multiplied by (B) the Common Stock Vesting Date Value, (ii) plus the total amount of the accrued dividends from the applicable grant date of the restricted stock award through the February 2024 vesting date which, in accordance with the terms of the awards, are payable upon the vesting of the shares of restricted stock.

Name	Grant Date	Vesting Date	Market Price ($)	Number of Shares Acquired upon Vesting #	Market Value of Vested Shares ($)	Accrued Cash Dividend Released upon Vesting ($)	Value Realized upon Vesting ($)
Mr. Krakowsky	2/26/2021	2/26/2024	$32.410	168,236	5,452,529	585,461	6,037,990
Ms. Johnson	2/26/2021	2/26/2024	$32.410	45,183	1,464,381	157,237	1,621,618
Mr. Bonzani	2/26/2021	2/26/2024	$32.410	41,338	1,339,765	143,856	1,483,621
Mr. Carroll	2/26/2021	2/26/2024	$32.410	14,420	467,352	50,182	517,534
	2/28/2019	2/28/2024	$31.845	19,655	625,913	106,923	732,836

PENSION ARRANGEMENTS
Executive Special Benefit Agreement
Mr. Krakowsky entered into an Executive Special Benefit Agreement (an “ESBA”) in 2002, which provides that if his employment with Interpublic terminates due to a Qualifying Termination (as defined under the heading “Severance and Change of Control Benefits”) retirement, resignation or death after his 60th birthday, Interpublic will pay him or his estate $245,000 per year for 15 years. At 60 years of age, Mr. Krakowsky is now entitled to receive, upon his retirement, resignation or termination from employment with Interpublic, $245,000 per year for 15 years.
If Mr. Krakowsky’s employment terminates within two years after a Change of Control (as defined under the heading “Severance and Change of Control Benefits” below) of Interpublic, his ESBA benefits would be paid in a lump sum, rather than installments. The amount of the lump sum would be the then-present value of $245,000 per year for 15 years.
If Mr. Krakowsky dies before all required payments are made to him under these ESBAs, Interpublic would make the remaining payments to his beneficiaries.
PENSION BENEFITS
The following table provides information on pension benefits held by the NEOs as of December 31, 2024.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (1)(2)	Payments During Last Fiscal Year ($)
Philippe Krakowsky	ESBA	N/A	2,493,551	0
Ellen Johnson	—	—	—	—
Andrew Bonzani	—	—	—	—
Christopher Carroll	—	—	—	—
(1)The calculation of the present value of accumulated benefit assumes a discount rate of 5.75%. No preretirement decrements were used in the calculation of present values. Contingent benefits arising from death, early retirement or other termination of employment were not valued.
(2)For Mr. Krakowsky, the amount shown is the present value of the maximum benefit that he will be entitled to receive under his ESBA upon the termination of his employment. The terms and conditions of the ESBA are described in greater detail under the heading “Executive Special Benefit Agreement."

NONQUALIFIED DEFERRED COMPENSATION ARRANGEMENTS
The Interpublic Capital Accumulation Plan
Interpublic maintains a Capital Accumulation Plan (“CAP”) under which senior management employees of Interpublic and its subsidiaries selected by the Management Human Resources Committee (“MHRC”) are entitled to receive deferred compensation benefits. Under the CAP, a participating employee receives annual credits of a specified dollar amount (a “dollar credit”) and interest each December 31st. The amount of each year’s interest credit is equal to the 10-year U.S. Treasury yield curve annual rate (also known as the “constant maturity rate”) as of the last business day of the immediately preceding calendar year. Each participant’s account balance becomes fully vested as to both prior and future dollar and interest credits when the participant has completed three years of participation in the CAP, except that all interest credits since the inception of the participant’s participation in the plan are subject to forfeiture if the participant breaches a non-competition or non-solicitation agreement. If a participant has a Qualifying Termination, the CAP provides for continued vesting through the end of the participant’s severance period and a special dollar credit equal to the dollar credits that would have been added to the participant’s account (based on the credit amount in effect at time of the Qualifying Termination) if such participant had continued working for Interpublic until the due date for such participant’s last severance payment. Any portion of a participant’s benefit that is not vested upon termination of employment (taking into account accelerated vesting upon a Qualifying Termination) will be forfeited.
If a participant has a Qualifying Termination within two years after a Change of Control, (i) the participant will become fully vested and (ii) the participant’s account will be credited with an amount equal to the dollar credits that would have been added to such participant’s account (based on the credit amount in effect at time of the Qualifying Termination) if such participant had continued working for Interpublic until the end of such participant’s severance period.

Each NEO is a participant in the CAP and for 2024 received the following annual dollar credit:

Name	Annual Dollar Credit ($)
Mr. Krakowsky	150,000
Ms. Johnson	75,000
Mr. Bonzani	50,000
Mr. Carroll	50,000
For 2024, each participant received an interest credit equal to 3.88% of such participant’s account balance as of December 31, 2024 (determined before the 2023 dollar credit was added). The CAP account balances are fully vested for each of the NEOs.
In general, each participant’s vested account balance is payable in a lump sum two years after the termination of such participant’s employment with Interpublic and its subsidiaries. However, if the participant’s employment terminates within two years after a Change of Control, payment will be accelerated.
Nonqualified Deferred Compensation
The following table provides information on nonqualified deferred compensation arrangements for the NEOs as of December 31, 2024, which consist exclusively of benefits under the CAP.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($) (1)	Aggregate earnings in last FY ($) (2)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($) (3)
Philippe Krakowsky	0	150,000	67,615	0	1,960,269
Ellen Johnson	0	75,000	61,364	0	1,717,911
Andrew Bonzani	0	50,000	16,809	0	500,031
Christopher Carroll	0	50,000	42,955	0	1,200,048
(1)The amounts shown as “Registrant contributions in last FY” are dollar credits that were added to the NEO’s CAP account as of December 31, 2024 and are included in the “All Other Compensation” column for 2024 of the “Summary Compensation Table.”
(2)No earnings on deferred amounts are included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the “Summary Compensation Table” for 2024, 2023 or 2022 because the interest credits under the CAP did not constitute “above-market” or “preferential” earnings as defined by SEC rules.
(3)The aggregate balances shown in this column include the following dollar credits that were included in the “All Other Compensation” column of the “Summary Compensation Table” for each of 2023 and 2022.

Name	2023 ($)	2022 ($)
Mr. Krakowsky	150,000	150,000
Ms. Johnson	75,000	75,000
Mr. Bonzani	50,000	50,000
Mr. Carroll	50,000	50,000

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS
Employment Agreements
Each of the NEO has an employment agreement with Interpublic. Each employment agreement includes provisions describing the NEO’s position and responsibilities, salary and eligibility for incentive compensation and other benefits and perquisites. Each agreement also includes covenants pursuant to which the NEO agrees not to divulge confidential information of Interpublic and its subsidiaries and agrees for a period of time after termination of employment to refrain from soliciting employees of Interpublic and its subsidiaries and from soliciting or handling the business of clients of Interpublic.
Annual Bonus - Each employment agreement provides for each NEO to receive an annual target bonus, with the actual award ranging between 0% and 200% of the target depending on Interpublic’s financial performance, individual performance, and management discretion.
Long-Term Incentive Awards - Each employment agreement also provides for participation in Interpublic’s performance-based long-term incentive programs. Each year’s awards may consist of stock options, restricted stock, performance-based share and cash awards or another form of incentive award at the sole discretion of the Compensation Committee.
Employment Agreement Base Salary and Incentive Compensation Information
The following table provides the annual salary, annual incentive target percentage and long-term incentive target award value for each NEO for 2024.

Name	Salary $	Annual Incentive Target %	Long-Term Incentive Target $
Philippe Krakowsky	1,500,000	200	11,000,000
Ellen Johnson	1,000,000	125	3,500,000
Andrew Bonzani	900,000	100	2,400,000
Christopher Carroll	750,000	80	1,250,000
Philippe Krakowsky Employment Agreement
Mr. Krakowsky’s employment agreement also provides that he be entitled to (i) participate in the CAP and (ii) participate in such other employee benefits and programs as are available from time to time to other key management executives generally.
If Mr. Krakowsky’s employment is terminated involuntarily without Cause, his employment agreement provides for salary continuation for 24 months from the date notice of his termination is provided, at the rate in effect before his termination; provided that if Mr. Krakowsky obtains alternative employment before the end of the severance period, the amount of his severance pay will be reduced (but not below zero) by the amount of the non-contingent compensation payable to Mr. Krakowsky in connection with his new employment for service before the end of the severance period.
Mr. Krakowsky is also eligible to receive a bonus for the year in which his employment is terminated. After an involuntary termination, Mr. Krakowsky would also be eligible to receive: (i) continued vesting of all long-term equity and cash incentive awards until the end of the severance period, with such long-term incentives vesting pro-rata as of the first anniversary, (ii) cash payments to subsidize the cost of medical, dental, and vision benefits at active employee rates until the end of the severance period and a subsequent COBRA period, (iii) a cash payment equal to the amount of matching contributions that Interpublic would have contributed on his behalf to the Interpublic Savings Plan if he had continued participating in that plan through the first anniversary of the date of termination and (iv) a cash payment in lieu of continued life insurance for 12 months from the notice date. The subsidy for medical, dental and vision benefits would end if Mr. Krakowsky accepts employment with another employer offering similar benefits. Mr. Krakowsky may terminate his employment at any time by giving notice to Interpublic at least six months in advance.
Ellen Johnson Employment Agreement
Ms. Johnson’s employment agreement also provides that she be entitled to (i) participate in the CAP and (ii) participate in such other employee benefits and programs as are available from time to time to other key management executives generally.

If Ms. Johnson’s employment is terminated involuntarily without Cause, her employment agreement provides for payment of an amount equal to her base salary for 18 months at the rate in effect immediately prior to her date of termination. Ms. Johnson is also eligible to receive a bonus for the year in which her employment is terminated. After her termination date, Ms. Johnson will be eligible to receive (i) continued vesting of all long-term equity and cash incentive awards until the end of the severance period (i) cash payments to subsidize the cost of medical, dental, and vision benefits at active employee rates until the end of the severance period and a subsequent COBRA period, and (ii) a cash payment equal to the amount of matching contributions that Interpublic would have contributed on her behalf to the Interpublic Savings Plan if she had continued participating in that plan until the end of the severance period. Ms. Johnson may terminate her employment at any time by giving notice to Interpublic at least 30 days in advance.
Andrew Bonzani Employment Agreement
Mr. Bonzani’s agreement also provides that he be entitled to participate in such other employee benefits and programs as are available from time to time to other key management executives generally.
In the event of a Qualifying Termination, his employment agreement provides for severance pay under the Executive Severance Plan (described below), with a salary continuation period of 18 months.
Christopher Carroll Employment Agreement
Mr. Carroll’s employment agreement also provides that he be entitled to (i) participate in the CAP and (ii) to participate in such other employee benefits and programs as are available from time to time to other key management executives generally.
If Mr. Carroll’s employment is terminated involuntarily without Cause, his employment agreement provides for (i) salary continuation, at the rate in effect before his termination, for 12 months from when notice of his termination is provided and (ii) lump sum payment of his target bonus for the year of termination. After his termination date, Mr. Carroll will be eligible to receive (i) cash payments to subsidize the cost of medical, dental, and vision benefits at active employee rates until the end of the severance period and a subsequent COBRA period, and (ii) a cash payment equal to the amount of matching contributions that Interpublic would have contributed on his behalf to the Interpublic Savings Plan if he had continued participating in that plan until the end of the severance period. Mr. Carroll may terminate his employment at any time by giving notice to Interpublic at least six-months in advance.
Executive Severance Plan
Under the Interpublic Executive Severance Plan (“ESP”), certain senior management employees, including the NEOs, are entitled to receive severance and other welfare benefits, in the event of a Qualifying Termination. In general, the ESP provides for salary continuation, at the executive’s base salary rate in effect for the year of termination, for a specified number of months, which varies generally according to the seniority of the executive. If the executive’s Qualifying Termination occurs within two years after a Change of Control, severance is payable in a lump sum, rather than over the severance period.
Under the ESP the NEOs are entitled to the following salary continuation periods:

Name	Salary Continuation Period
Mr. Krakowsky	24 months
Ms. Johnson	18 months
Mr. Bonzani	18 months
Mr. Carroll	12 months
The ESP also provides for cash payments in lieu of continued medical, dental and vision benefits at active employee rates for the salary continuation period, followed by a COBRA period.
Benefits under the ESP are not in addition to severance benefits under individual employment agreements. Rather, severance benefits that are paid under individual employment agreements are credited against amounts payable under the ESP.
The ESP requires the executive to agree to certain post-termination covenants which, if violated, would result in the forfeiture of the executive’s future severance payments and benefits. Benefits under the ESP are also conditioned on the executive executing a mutual release.
Change of Control Agreements
Each NEO has entered into a change of control agreement with Interpublic that provides for severance and other benefits in the event of a Qualifying Termination within two years after a Change of Control. These benefits are instead of, and not in addition to, the benefits the executive otherwise would be entitled to receive under the executive’s employment agreement and the ESP.
Each of these change of control agreements provides for a lump-sum severance payment equal to a specified multiple of the executive’s base salary plus his or her target bonus. For purposes of this calculation, salary and target bonus are each determined based on the rate in effect for the executive for the year of the Change of Control or for the year of the Qualifying Termination, whichever is greater.

The multiple applied and the corresponding months of service under the change of control agreements are:

Name	Multiple	Months of Severance
Mr. Krakowsky	2.5	30 months
Ms. Johnson	2	24 months
Mr. Bonzani	2	24 months
Mr. Carroll	2	24 months
In addition, under the agreement the NEO’s benefit under the CAP will be subject to the following: (i) annual dollar credits will be added for his severance period as if the severance were paid in semi-monthly installments over the severance period (rather than in a lump sum); (ii) the executive will receive a prorated annual dollar credit for the year in which the severance period expires, and (iii) in addition to the interest credits added under the terms of the CAP each December 31st, the executive will receive a pro-rated interest credit for the year in which the severance period expires, at the rate applied under CAP for the year in which the executive’s CAP balance is paid.
Each agreement also provides for cash payments to subsidize the cost of medical, dental and vision benefits during the months for which severance is provided, in lieu of the benefit subsidies otherwise payable under the executive’s employment agreement and the ESP.
Each agreement requires the executive to agree to certain post-termination covenants, which restrict solicitation of employees and clients, and if violated, would result in the forfeiture of the executive’s severance payments and benefit.
SEVERANCE AND CHANGE OF CONTROL BENEFITS
The preceding narrative describes the severance and other benefits to which the NEOs may be entitled under the various agreements, plans and arrangements in connection with or following a termination of the executive's employment. Below is a table that quantifies the benefits that each NEO would have received had the executive's employment terminated as of December 31, 2024 under the following circumstances:

Triggering Event	Description

Termination for Cause or Voluntary Termination Without Good Reason
In general (subject to certain variations in each executive’s employment agreement), Interpublic would have “Cause” to terminate an executive’s employment if the executive (a) materially breaches a provision in his employment agreement and fails to cure such breach within a 15-day period; (b) misappropriates funds or property of Interpublic; (c) attempts to secure any personal profit related to the business of Interpublic without proper prior written approval; (d) engages in fraud, material dishonesty, gross negligence, gross malfeasance or insubordination, or willful (i) failure to follow Interpublic’s Code of Conduct or (ii) misconduct in the performance of his duties, excluding, in either case, acts taken in good faith that do not cause material harm to Interpublic; (e) refuses or fails to attempt in good faith to perform such executive’s duties as an employee or to follow a reasonable good-faith direction of the Board of Directors or the person to whom the executive reports directly if such refusal or failure is not cured within a 15-day period; (f) has committed or is formally charged or indicted for a felony or a crime involving dishonesty, fraud or moral turpitude or (g) engages in conduct that is clearly prohibited by the policy of Interpublic prohibiting discrimination or harassment based on age, gender, race, religion, disability, national origin or any other protected category.

In general, an executive would have “Good Reason” to terminate such executive’s employment if Interpublic, without the executive’s consent, (a) materially reduces the executive’s base salary; (b) materially diminishes the authority, duties or responsibilities of the executive or the supervisor to whom the executive is required to report; (c) materially diminishes the budget over which the executive has authority; (d) requires the executive to relocate to an office more than 50 miles outside the city in which such executive is principally based or (e) materially breaches an employment agreement with the executive. Before resigning for Good Reason, the executive generally must give Interpublic notice and an opportunity to cure the adverse action.

Qualifying Termination	An involuntary termination of the executive’s employment without Cause or a resignation by the executive for Good Reason.

Change of Control
In general, a Change of Control will be deemed to have occurred if: (i) any person, other than Interpublic or any of its subsidiaries, becomes the beneficial owner of more than 50% of the combined voting power of Interpublic’s then outstanding voting securities; (ii) any person, other than Interpublic or any of its subsidiaries, acquires (during a 12-month period) ownership of 30% or more of the combined voting power of Interpublic’s then-outstanding voting securities; (iii) any person acquires 40% or more of Interpublic’s assets (determined based on gross fair market value) or (iv) during any 12-month period, a majority of the members of the Board is replaced by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of their appointment or election.

Qualifying Termination following a Change of Control	A Qualifying Termination of an executive employment within two years after a Change of Control.

Death or Disability	Disability is determined in accordance with our policies and procedures based on the facts and circumstances presented.

Retirement
Retirement of an executive is deemed to have occurred upon the executive’s voluntary termination of employment with the Company’s approval after (i) the executive has attained the age of 65 and (ii) has completed 10 years of service with Interpublic.

KEYS TO TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL PAYMENTS

Payment	Description

Severance
The severance amount shown as payable to each of the NEOs in the event of a Qualifying Termination, other than following a Change of Control, is provided for under the terms of the executive’s employment agreement as supplemented by the terms of ESP, except that for Messrs. Krakowsky and Carroll severance benefits following a resignation for Good Reason are payable exclusively under the ESP.

In the event of a Qualifying Termination following a Change of Control, the severance amount shown for each of the NEOs is provided for under the terms of the executive’s Change of Control Agreement.

Bonus
Mr. Krakowsky’s employment agreement provides that he is eligible for consideration for a bonus if Interpublic terminates his employment without Cause, other than following a Change of Control, but does not provide for a bonus payment if he resigns for Good Reason.

Ms. Johnson’s employment agreements provide that she is eligible for consideration for a bonus if Interpublic terminates her employment without Cause or if she resigns for Good Reason.

Mr. Carroll’s employment agreement provides for a bonus payment only in the event of an involuntary termination without Cause (and not in the event of resignation for Good Reason), other than following a Change of Control.

In the event of a Change of Control, each NEO is entitled to a bonus payment under the Interpublic Senior Executive Incentive Plan (“SEIP”) at the executive’s target level (without regard to whether his or her employment terminates).

In the event of a termination of employment due to death or disability, the bonus amount shown for each of the NEOs is payable under the SEIP, which provides that award is pro-rated based on the time elapsed and the performance-level achieved. In the case of death, achievement of the performance objectives is determined based on actual performance through the date of death and estimated performance for the rest of the performance period. In the case of disability, achievement is measured based on actual performance through the end of the performance period.

Long-Term Incentives
Under Interpublic’s Performance Incentive Plans:
•In the event of termination due to death or disability:
–Restricted stock vests on a pro-rata basis; and
–Performance shares and performance cash vest on a pro-rata basis based on the time elapsed and the performance level achieved, unless employment terminates within 12 months of the grant date (in which case the entire award is forfeited). In the case of death, achievement of the performance objectives is determined based on actual performance through the date of death and estimated performance for the rest of the performance period. In the case of disability, achievement is measured based on actual performance through the end of the performance period.
•Interpublic’s Performance Incentive Plans provide in the event of a Qualifying Termination following a Change of Control:
–An executive will be entitled to payments for the following awards, each valued as of the date of the Change of Control:
▪Restricted stock; and
▪Performance shares and performance cash at the target performance level
Mr. Krakowsky’s employment agreement provides that if his employment is terminated involuntarily without cause (but not in the event of resignation for Good Reason), his equity incentive plan awards will continue to vest during his severance period.

Ms. Johnson’s employment agreement provides that if her employment is terminated involuntarily without cause or if she resigns for Good Reason, her equity incentive plan awards will continue to vest during her severance period.
Notwithstanding the foregoing, the Compensation & Leadership Talent Committee has discretion to accelerate vesting of any award granted under the Performance Incentive Plans, if the NEO’s employment terminates at least 12 months after the date of grant.

Pension/Deferred Compensation
The amounts shown as payable under the CAP in the event of (i) a termination of employment for Cause or a voluntary termination without Good Reason or (ii) death or disability reflect the account balance as of December 31, 2024.

The amounts shown as payable under the CAP in the event of a Qualifying Termination or a Qualifying Termination following a Change of Control reflect the total amounts payable after applying the additional credits and vesting through the applicable severance period. In the event of a termination within 2 years after a Change of Control, the amount shown for the CAP will be paid in a lump sum.

Welfare Benefits
The medical, dental and vision benefits shown as payable upon a Qualifying Termination, other than following a Change of Control, are generally provided under the executive’s employment agreement and the ESP.

The medical, dental and vision benefits shown as payable in the event of a Qualifying Termination following a Change of Control are provided under the executive’s Change of Control Agreement.

Messrs. Krakowsky’s, Bonzani’s and Carroll’s and Ms. Johnson’s 401(k) benefits, and Mr. Krakowsky’s and Ms. Johnson’s life insurance premium benefit, are provided under their respective employment agreements.

ESTIMATED TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL PAYMENTS
The following table shows amounts each NEO would be entitled to receive had the employment of such executive officer terminated on December 31, 2024, by reason of the listed triggering events.

Name		Termination for Cause or Voluntary Termination Without Good Reason ($)	Qualifying Termination ($)	Death/ Disability ($)	Retirement ($)	Qualifying Termination following a Change of Control ($) (3)
Philippe Krakowsky	Severance	0	3,000,000	0	0	11,250,000
	Annual Bonus	0	2,400,000	2,400,000	0	3,000,000
Long Term Incentive:	Performance Shares	0	3,517,471	2,865,876	0	11,577,583
	Performance Cash	0	5,682,260	4,598,455	0	6,500,000
	Restricted Stock	0	4,819,970	3,830,380	0	8,308,715
Benefits:	Med/Dental	0	38,941	0	0	64,903
	401(k) Match	0	31,050	0	0	38,812
	Life Insurance	0	180	0	0	180
Pension (1) /Def Comp (2)
Ellen Johnson	Severance	0	1,500,000	0	0	4,500,000
	Annual Bonus	0	1,000,000	1,000,000	0	1,250,000
Long Term Incentive:	Performance Shares	0	588,743	904,976	0	3,696,482
	Performance Cash	0	1,628,332	1,430,651	0	2,083,332
	Restricted Stock	0	1,216,963	1,216,963	0	2,656,380
Benefits:	Med/Dental	0	56,547	0	0	75,396
	401(k) Match	0	23,288	0	0	31,050
Def Comp (2)
Andrew Bonzani	Severance	0	1,350,000	0	0	3,600,000
	Annual Bonus	0	0	720,000	0	900,000
Long Term Incentive:	Performance Shares	0	0	725,048	0	2,665,655
	Performance Cash	0	0	1,137,704	0	1,600,000
	Restricted Stock	0	0	957,550	0	1,952,434
Benefits:	Med/Dental	0	57,509	0	0	76,679
	401(k) Match	0	23,288	0	0	31,050
Def Comp (2)
Christopher Carroll	Severance	0	750,000	0	0	2,700,000
	Annual Bonus	0		469,333	0	600,000
Long Term Incentive:	Performance Shares	0	0	256,434	0	1,072,830
	Performance Cash	0	0	402,936	0	566,666
	Restricted Stock	0	0	339,117	0	755,783
Benefits:	Med/Dental	0	37,887	0	0	75,396
	401(k) Match	0	15,525	0	0	31,050
Def Comp (2)
(1)The payment Mr. Krakowsky is entitled to receive under his ESBA is described in detail under the heading “Executive Special Benefit Agreement."
(2)The payments each NEO is entitled to receive under the CAP is set forth in the Nonqualified Deferred Compensation table under the column heading “Aggregate Balance at last FYE.”
Each of the NEOs is entitled to the following additional amounts under the CAP in the event such NEO is terminated pursuant to the following termination events.

Name	Qualifying Termination ($)	Qualifying Termination following a Change of control ($)
Mr. Krakowsky	490,203	546,196
Ms. Johnson	196,306	314,106
Mr. Bonzani	85,952	149,054
Mr. Carroll	104,864	214,522
(3)Some benefit payments shown in the table may be reduced if necessary to avoid adverse tax consequences to the executive under Section 280G of the Internal Revenue Code.

CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the 2024 annual total compensation of our CEO and the median of the annual total compensation of our employees (other than the CEO).
For 2024, our last completed fiscal year
•The annual total compensation of our CEO was $16,434,634; and
•The median of the annual total compensation of our employees (other than our CEO) was $75,251.
Based on this information, for 2024, we estimate the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees to be 218:1.
As permitted by SEC rules, we used the median employee identified in 2023 for purposes of calculating our 2024 pay ratio. We believe our use of last year’s median employee is appropriate because no change has occurred in our employee population or our employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure.
We identified our median employee for the 2023 pay ratio analysis using the methodology and the material assumptions, adjustments, and estimates described below.
•We determined that, as of October 1, 2023, our employee population of full-time, part-time and temporary employees consisted of over 50,000 individuals working at our parent company and worldwide-consolidated subsidiaries.
•To identify the “median employee” from our employee population, we first determined the amount of each employee’s “earnings” for the period January 1, 2023 through October 1, 2023. For this purpose, earnings refers to the employee’s base salary and bonus, if any, paid during the foregoing period. Base salary earnings for any full-time and part-time employees who were hired after January 1, 2023 were annualized to October 1, 2023 (to reflect 9 months of earnings). Earnings of employees outside of the U.S. were converted to U.S. dollars using the Company’s October 2023 monthly currency exchange rates.
•We then identified our median employee from our employee population by arraying and sorting the employees by the foregoing earnings measure and choosing the employee ranked in the middle of the population.
•The annual total compensation for our CEO represents the amount reported for our CEO in the “Total” column of our 2024 Summary Compensation Table included in this Annual Report.
•The annual total compensation of our median employee was calculated based on the same methodology to determine our NEOs’ compensation disclosed in our 2024 Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Outstanding Shares
The outstanding capital stock of Interpublic at the close of business on February 14, 2025, consisted of 372,649,160 shares of Common Stock.
Share Ownership of Certain Beneficial Owners
The following table sets forth information concerning direct and indirect beneficial ownership of Common Stock as of December 31, 2024, unless otherwise indicated, by persons known to Interpublic to have beneficial ownership of more than 5% of the Common Stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Class

BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	45,708,975	12.2%

The Vanguard Group(3) 100 Vanguard Blvd. Malvern, PA 19355	45,801,467	11.96%

State Street Corporation(4) State Street Financial Center 1 Lincoln Street Boston, MA 02111	29,846,521	8.0%
(1)The rules of the SEC deem a person to be the beneficial owner of a security if that person has or shares either or both voting or dispositive power with respect to such security. Additionally, a security is deemed to be beneficially owned by a person who has the right to acquire beneficial ownership of the security within 60 days.
(2)This disclosure is based on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on November 8, 2024, in which it reported that, as of September 30, 2024, it is a holding company of a group of investment management companies that in the aggregate have sole voting power with respect to 41,670,734 shares of Common Stock and sole dispositive power with respect to 45,708,975 shares of Common Stock.
(3)This disclosure is based on a Schedule 13G/A filed by The Vanguard Group, Inc. with the SEC on February 13, 2024, in which it reported that, as of December 29, 2023, it is an investment manager that has shared voting power with respect to 485,423 shares of Common Stock, sole dispositive power with respect to 44,107,187 shares of Common Stock and shared dispositive power with respect to 1,694,280 shares of Common Stock.
(4)This disclosure is based on a Schedule 13G/A filed by State Street Corporation with the SEC on October 16, 2024, in which it reported that, as of September 30, 2024, it is a holding company of a group of investment management companies that in the aggregate have shared voting power with respect to 22,522,313 shares of Common Stock and shared dispositive power with respect to 29,844,859 shares of Common Stock.

Share Ownership of Management
The following table sets forth information concerning the direct and indirect beneficial ownership of the Common Stock as of February 14, 2025 by each director, each current NEO, and all directors and executive officers of Interpublic as a group:

Name of Beneficial Owner	Common Stock Ownership	Options Exercisable Within 60 Days	Total (1)(2)
Jorge L. Benitez	11,952	0	11,952
Andrew Bonzani(3)	95,884	0	95,884
Christopher Carroll(3)	47,356	0	47,356
Jocelyn Carter-Miller	45,388	0	45,388
Mary J. Steele Guilfoile	116,402	0	116,402
Dawn Hudson	40,529	0	40,529
Ellen Johnson(3)	125,469	0	125,469
Philippe Krakowsky(3)	532,437	250,000	782,437
Jonathan F. Miller	81,253	0	81,253
Patrick Q. Moore	55,571	0	55,571
Linda S. Sanford	44,987	0	44,987
David M. Thomas	135,833	0	135,833
E. Lee Wyatt Jr.	55,751	0	55,751
All directors and executive officers as a group (13 persons)	1,388,812	250,000	1,638,812
(1)The rules of the SEC deem a person to be the beneficial owner of a security if that person has or shares either or both voting or dispositive power with respect to such security. Additionally, a security is deemed to be beneficially owned by a person who has the right to acquire beneficial ownership thereof within 60 days, for example through the exercise of a stock option that is exercisable or that will become exercisable within 60 days. Common Stock ownership set forth in this table includes unvested shares of restricted stock award units and restricted stock awarded under the 2019 PIP due to the right of the persons identified to exercise voting power with respect to the shares. Except as otherwise indicated, each person has sole voting and sole dispositive power over the shares indicated as beneficially owned.
(2)No individual identified in the table had beneficial ownership of more than 1% of the outstanding shares of Common Stock as of February 14, 2025. Interpublic’s directors and executive officers as a group had beneficial ownership of less than 1% of the outstanding shares of Common Stock.
(3)Includes restricted stock unit awards subject to continued vesting in the amount of (i) 69,680 units for Mr. Bonzani, (ii) 26,973 units for Mr. Carroll, (iii) 94,803 units for Ms. Johnson and (iv) 296,528 units for Mr. Krakowsky.
No executive officer or director of Interpublic has pledged any shares of Common Stock as security.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Interpublic’s directors and executive officers and persons who beneficially own more than 10 percent of any class of its equity securities to file with the SEC an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of Interpublic’s equity securities.
Based solely on our review of the copies of such reports furnished to us by the Company’s directors and executive officers for the year ended December 31, 2024 and on the written representations made by such persons that no other reports were required, we believe that each of Interpublic’s directors and executive officers timely filed all required reports.
Equity Compensation Plan Information
Information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2024, is provided in the following table.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3,4]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [5]
Equity Compensation Plans Approved by Security Holders	7,919,021	$23.33	26,092,875
1Included a total of 250,000 outstanding stock options granted under the 2009 Performance Incentive Plan (the “2009 Plan"). These options are the only instruments taken into account in computing the weighted-average exercise price in column (b) of this table.

2Included a total of 4,389,224 shares of Common Stock representing the target number of shares issuable under the 2019 Performance Incentive Plan following the completion of the 2022-2024 performance period, the 2023-2025 performance period, and the 2024-2026 performance period, respectively.
3Included a total of 3,211,132 shares of Common Stock issuable pursuant to restricted share unit awards granted under the 2019 Plan, which are settled in shares of Common Stock.
4Included a total of 68,665 shares of Common Stock issuable pursuant to restricted share awards granted under the 2019 Plan.
5Included (i) 19,808,795 shares of Common Stock available for issuance under the shares of Common Stock available for issuance under the 2019 Performance Incentive Plan and (ii) 6,284,080 shares of Common Stock available for issuance under the Employee Stock Purchase Plan (2016).

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons Policy
Interpublic’s Code of Conduct requires directors and employees to avoid activities that could conflict with the interests of Interpublic, except for transactions that are disclosed and approved in advance. Interpublic has adopted a Related Person Transaction Policy under which approval is required for any transaction, agreement or relationship between Interpublic or any of its consolidated subsidiaries and a Related Person (a “Related Person Transaction”).
Under the Related Person Transaction Policy, a “Related Person” is defined as any (i) director, nominee for election as a director, an executive officer or any of their “immediate family members” (as defined by the Related Person Transaction Policy); (ii) any entity, including not-for-profit and charitable organizations, controlled by or in which any of the foregoing persons have a substantial beneficial ownership interest; or (iii) any person who is known to be, at the time of the transaction, the beneficial owner of more than 5% of the voting securities of Interpublic or an immediate family member of such person.
Under the policy, Related Person Transactions do not include any employee benefit plan, program, agreement or arrangement that has been approved by the Compensation Committee or recommended by the Compensation Committee for approval by the Board.
To facilitate compliance with the policy, the Code of Conduct requires that employees, including directors and executive officers, report circumstances that may create or appear to create a conflict between the personal interests of the individual and the interests of Interpublic, regardless of the amount involved, to Interpublic’s Corporate Compliance department using Interpublic’s Conflict of Interest Disclosure Form. Each director and executive officer annually confirms to the Company his or her compliance with the Related Person Transaction Policy as part of the preparation of Interpublic’s Annual Report on Form 10-K and its annual proxy statement. Director nominees and persons promoted to executive officer positions must also confirm such compliance at the time of their nomination or promotion. Management also reviews its records and makes additional inquiries of management personnel and, as appropriate, third parties and other sources of information for the purpose of identifying Related Person Transactions, including Related Person Transactions involving beneficial owners of more than 5% of Interpublic’s voting securities.
The Audit Committee reviews transactions subject to the Related Person Transaction Policy and determines whether to approve or disapprove those transactions, by examining whether the transactions are fair, reasonable and within Interpublic policy. The Audit Committee makes its determination by considering all relevant factors and any controls that may be implemented to protect the interests of Interpublic and its stockholders. Among the factors that the Audit Committee evaluates in determining whether a transaction is fair and reasonable, as applicable, are the following:
•The benefits of the transaction to Interpublic;
•The terms of the transaction and whether they are arm's-length and in the ordinary course of Interpublic's business;
•The direct or indirect nature of the Related Person's interest in the transaction;
•The size and expected term of the transaction; and
•Other facts and circumstances that bear on the materiality of the Related Person Transaction under applicable law and listing standards.
No director may participate in any consideration or approval of a Related Person Transaction with respect to which they or any of their immediate family members is the Related Person. Related Person Transactions not approved or ratified as required by the Related Person Transaction Policy are subject to termination by Interpublic. If the transaction has been completed, the Audit Committee will consider if rescission of the transaction is appropriate and whether disciplinary action is warranted.
2024 Related Person Transactions
Since January 1, 2022, there have been no transactions involving a Related Person identified in the responses to the annual questionnaire sent to each director and executive officer of Interpublic or that otherwise are known to the Audit Committee or Interpublic.

Director Independence
In accordance with NYSE listing standards, the Board annually evaluates the independence of each member of the Board of Directors under the independence standards set forth in Interpublic’s Corporate Governance Guidelines, and under the NYSE Listing Standards.
Interpublic has ten directors, one of whom, Philippe Krakowsky, is an employee of Interpublic and, nine of whom are not employees of Interpublic or its subsidiaries. At their meetings held in February of this year, the Governance and Social Responsibility Committee and the full Board determined that each of the Non-Management Directors is an independent director under Interpublic’s Corporate Governance Guidelines and the NYSE Listing Standards.
Meeting of Independent Directors
The NYSE Listing Standards require that if the group of Non-Management Directors includes one or more directors who are not independent, then at least once annually, the Non-Management Directors should hold an executive session attended by only independent directors. Although not required under the NYSE Listing Standards (because all of the Non-Management Directors are independent), the Board nevertheless held several executive sessions of its independent directors during 2024 with Mr. Thomas serving as the chair of the sessions.

Item 14.	Principal Accountant Fees and Services
The following is a summary and description of the fees for services provided by PricewaterhouseCoopers in 2023 and 2024.

Worldwide Fees (in Millions)
Fee Category	2023 ($)	% of Total	2024 ($)	% of Total
Audit Fees (A)	25.64	90.3%	23.5	88.3%
Audit Related Fees (B)	1.17	4.1%	1.62	6.1%
Tax Fees (C)	1.58	5.5%	1.46	5.5%
All Other Fees (D)	0.03	0.1%	0.02	0.1%
Total Fees	28.42	100.0%	26.6	100.0%

(A) Audit Fees: Consists of fees and out-of-pocket expenses billed for professional services rendered for the audit of Interpublic’s consolidated financial statements and the audit of the effectiveness of Interpublic’s internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by PricewaterhouseCoopers in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.
(B) Audit Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Interpublic’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, consultations concerning financial accounting and reporting standards, and other attest services not included in (A) audit fees.
(C) Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation includes fees billed for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, assistance with custom and duties audits, expatriate tax services and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services include miscellaneous tax consulting and planning.
(D) All Other Fees: Consists of advisory services and licenses to online accounting information and general education accounting guidance.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The Audit Committee has established policies and procedures regarding pre-approval of all audit and permissible non-audit services provided by the independent accounting firm and is responsible for the audit fee negotiations associated with the engagement of the independent accounting firm. The permissible non-audit services include the services described above for which we paid Audit Related Fees, Tax Fees and All Other Fees. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. The Audit Committee has delegated pre-approval authority to the Committee’s Chairperson for projects less than $200,000, who must then report any such decision to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
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

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1**	Agreement and Plan of Merger, dated as of December 8, 2024, by and among Omnicom Group Inc., EXT Subsidiary Inc. and The Interpublic Group of Companies, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2024.

3(i)	Restated Certificate of Incorporation of the Registrant dated as of October 24, 2013, is incorporated by reference to Exhibit 3(i)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

3(ii)(A)	Amended and Restated By-Laws of the Registrant dated as of October 26, 2016, is incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2016.

3(ii)(B)	Amendment to the Amended and Restated By-Laws of the Registrant dated December 8, 2024, is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2024.

4(iii)(A)	Senior Debt Indenture dated as of March 2, 2012 (the "2012 Indenture"), between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 2, 2012.

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

4(iii)(E)	Ninth Supplemental Indenture, dated as of March 30, 2020, to the 2012 Indenture, with respect to the 4.750% Senior Notes due 2030 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2020.

4(iii)(F)	Tenth Supplemental Indenture, dated as of February 25, 2021, to the 2012 Indenture, with respect to the 2.400% Senior Notes due 2031 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4(iii)(G)	Eleventh Supplemental Indenture, dated as of February 25, 2021, to the 2012 Indenture, with respect to the 3.375% Senior Notes due 2041 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021.

4(iii)(H)	Twelfth Supplemental Indenture, dated as of June 8, 2023, to the 2012 Indenture, with respect to the 5.375% Senior Notes due 2033 is incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 8, 2023.

4(vi)	Description of Registered Securities is incorporated by reference to Exhibit 4(vi) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10(i)(A)	Amended and Restated Credit Agreement, dated as of May 29, 2024, among The Interpublic Group of Companies, Inc., the lenders named therein and Citibank, N.A., as administrative agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2024.

(i) Philippe Krakowsky

10(iii)(A)(1)	Employment Agreement, made as of January 1, 2021, entered into on July 22, 2021, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*
10(iii)(A)(2)	Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(3)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2010.*

10(iii)(A)(4)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated August 29, 2013 is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(5)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(6)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(7)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Philippe Krakowsky, dated October 26, 2022 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10(iii)(A)(8)	Amendment to Executive Change of Control Agreement by and between The Interpublic Group of Companies, Inc. and Philippe Krakowsky, dated December 8, 2024, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2024.*

(iii) Ellen Johnson

10(iii)(A)(9)
Employment Agreement between the Registrant and Ellen Johnson made as of January 1, 2020, entered into on July 29, 2020 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

10(iii)(A)(10)	Executive Change of Control Agreement between the Registrant and Ellen Johnson dated as of May 27, 2010, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(11)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated August 29, 2013, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(12)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated October 26, 2016, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10(iii)(A)(13)	Extension of Existing Executive Change of Control Agreement between the Registrant and Ellen Johnson dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(14)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Ellen Johnson, dated October 26, 2022 is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10(iii)(A)(15)	Amendment to Executive Change of Control Agreement by and between The Interpublic Group of Companies, Inc. and Ellen Johnson, dated December 8, 2024, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2024.*

(iv) Andrew Bonzani

10(iii)(A)(16)	Employment Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(17)	Executive Change of Control Agreement, effective as of December 22, 2011, by and between the Registrant and Andrew Bonzani, is incorporated by reference to Exhibit(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.*

10(iii)(A)(18)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated August 29, 2013 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(19)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(20)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(21)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Andrew Bonzani, dated October 26, 2022 is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10(iii)(A)(22)	Amendment to Executive Change of Control Agreement by and between The Interpublic Group of Companies, Inc. and Andrew Bonzani, dated December 8, 2024, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2024.*

(v) Christopher Carroll

10(iii)(A)(23)	Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(24)	Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(25)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.*

10(iii)(A)(26)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated August 29, 2013 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2013.*

10(iii)(A)(27)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2016 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10(iii)(A)(28)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated July 24, 2019 is incorporated by reference to Exhibit 10(iii)(a)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(29)	Extension of Existing Executive Change of Control Agreement by and between the Registrant and Christopher Carroll, dated October 26, 2022 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10(iii)(A)(30)	Employment Agreement, made as of October 2, 2022, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10(iii)(A)(27) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024.*

10(iii)(A)(31)	Employment Agreement, made as of October 2, 2024, by and between the Registrant and Christopher Carroll, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 4, 2024.*

10(iii)(A)(32)	Amendment to Executive Change of Control Agreement by and between The Interpublic Group of Companies, Inc. and Christopher Carroll. dated December 8, 2024 is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2024.*
Compensation Plans and Arrangements:

10(iii)(A)(33)
The Interpublic Group Amended and Restated 2019 Performance Incentive Plan (the “2019 PIP”) is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.*

10(iii)(A)(34)	2019 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(63) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(35)	2019 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(64) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(36)	2019 PIP Restricted Stock Unit Award Agreement.* (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(50) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(37)
2019 PIP Restricted Stock Unit Award Agreement (version2) is incorporated by reference to Exhibit 10(iii)(A)(65) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(38)	2019 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(66) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(39)	2019 PIP Performance Share Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(53) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(40)
2019 PIP Performance Share Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(67) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(41)	2019 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(68) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(42)	2019 PIP Performance Cash Award Agreement (updated 2021) is incorporated by reference to Exhibit 10(iii)(A)(56) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020*.

10(iii)(A)(43)
2019 PIP Performance Cash Award Agreement (version 2) is incorporated by reference to Exhibit 10(iii)(A)(69) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10(iii)(A)(44)	2019 PIP Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(58) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(45)	The Interpublic Restricted Cash Plan, Restatement effective as of November 12, 2020 is incorporated by reference to Exhibit 10(iii)(A)(61) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(46)	Restricted Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(62) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10(iii)(A)(47)	The Interpublic Senior Executive Incentive Plan is incorporated by reference to Exhibit 10(iii)(a)(7) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.*

10(iii)(A)(48)	Amended and Restated Employee Stock Purchase Plan (2016) of the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.*

10(iii)(A)(49)	The Interpublic Group Executive Performance (162(m) Plan) is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2014.*

10(iii)(A)(50)	The Interpublic Executive Severance Plan, amended and restated, effective August 16, 2017, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.*

10(iii)(A)(51)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(52)	Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(53)	Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(54)	The Interpublic Capital Accumulation Plan, amended and restated, effective August 1, 2014, and form of Participation Agreement for New Participants is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

10(iii)(A)(55)	Description of Changes to the Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(a)(71) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.*

14	The Interpublic Group of Companies, Inc. Code of Conduct.

19	The Interpublic Group of Companies, Inc. Dodd-Frank Insider Trading Policy (included within Exhibit 14).

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

97
The Interpublic Group of Companies, Inc. Dodd-Frank Clawback Policy is incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

101	Interactive Data File, for the period ended December 31, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

* Management contracts and compensation plans and arrangements
** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and (a)(6) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Philippe Krakowsky	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Philippe Krakowsky

/s/ Ellen Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Ellen Johnson

/s/ Christopher F. Carroll	Executive Vice President, Controller and Chief Accounting and Business Transformation Officer (Principal Accounting Officer)	February 20, 2025
Christopher F. Carroll

/s/ Jorge L. Benitez	Director	February 20, 2025
Jorge L. Benitez

/s/ Jocelyn Carter-Miller	Director	February 20, 2025
Jocelyn Carter-Miller

/s/ Mary J. Steele Guilfoile	Director	February 20, 2025
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 20, 2025
Dawn Hudson

/s/ Jonathan F. Miller	Director	February 20, 2025
Jonathan F. Miller

/s/ Patrick Q. Moore	Director	February 20, 2025
Patrick Q. Moore

/s/ Linda S. Sanford	Director	February 20, 2025
Linda Sanford

/s/ David M. Thomas	Director	February 20, 2025
David M. Thomas

/s/ E. Lee Wyatt Jr.	Director	February 20, 2025
E. Lee Wyatt Jr.