Form 10-Q
period 2025-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2025-04-24
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares of the registrant’s common stock outstanding as of April 17, 2025 was 369,734,706.

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
Investors should carefully consider the foregoing factors and the other risks and uncertainties that may affect our business, including those outlined under Item 1A, Risk Factors, in our annual report on Form 10-K and our quarterly reports on Form 10-Q. Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any of them in light of new information, future events, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
REVENUE:
Revenue before billable expenses	$1,996.3	$2,182.9
Billable expenses	326.3	313.0
Total revenue	2,322.6	2,495.9

OPERATING EXPENSES:
Salaries and related expenses	1,414.4	1,572.8
Office and other direct expenses	319.2	322.1
Billable expenses	326.3	313.0
Cost of services	2,059.9	2,207.9
Selling, general and administrative expenses	40.4	38.0
Depreciation and amortization	61.0	65.2
Restructuring charges	203.3	0.6
Total operating expenses	2,364.6	2,311.7

OPERATING INCOME (LOSS)	(42.0)	184.2

EXPENSES AND OTHER INCOME:
Interest expense	(50.1)	(62.8)
Interest income	34.6	48.7
Other expense, net	(36.9)	(9.5)
Total (expenses) and other income	(52.4)	(23.6)

INCOME (LOSS) BEFORE INCOME TAXES	(94.4)	160.6
Provision for income taxes	(9.2)	47.3
INCOME (LOSS) OF CONSOLIDATED COMPANIES	(85.2)	113.3
Equity in net income (loss) of unconsolidated affiliates	(0.1)	0.3
NET INCOME (LOSS)	(85.3)	113.6
Net income attributable to non-controlling interests	(0.1)	(3.2)
NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$(85.4)	$110.4

Earnings (Loss) per share available to IPG common stockholders:
Basic	$(0.23)	$0.29
Diluted	$(0.23)	$0.29

Weighted-average number of common shares outstanding:
Basic	372.5	378.4
Diluted	375.0	380.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
NET INCOME (LOSS)	$(85.3)	$113.6

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	64.8	(52.3)
Reclassification adjustments recognized in net income	20.3	—
	85.1	(52.3)

Derivative instruments:
Recognition of previously unrealized net gain in net income	(1.0)	(0.9)
Income tax effect	0.3	0.2
	(0.7)	(0.7)
Defined benefit pension and other postretirement plans:
Net actuarial (loss) gain for the period	(0.2)	0.8
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.2	1.9
Other	(0.2)	0.1
Income tax effect	(0.5)	(0.5)
	1.3	2.3
Other comprehensive income (loss), net of tax	85.7	(50.7)
TOTAL COMPREHENSIVE INCOME	0.4	62.9
Less: comprehensive income attributable to non-controlling interests	0.3	2.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$0.1	$60.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$1,869.0	$2,187.1
Accounts receivable, net of allowance of $35.5 and $37.0, respectively	4,644.1	5,649.7
Accounts receivable, billable to clients	2,163.4	2,088.4
Prepaid expenses	670.3	552.4
Assets held for sale	6.5	51.4
Other current assets	73.1	77.0
Total current assets	9,426.4	10,606.0
Property and equipment, net of accumulated depreciation and amortization of $1,275.9 and $1,258.1, respectively	540.0	566.8
Deferred income taxes	272.5	249.2
Goodwill	4,756.1	4,689.4
Other intangible assets	665.7	659.9
Operating lease right-of-use assets	932.0	1,037.8
Other non-current assets	532.8	516.7
TOTAL ASSETS	$17,125.5	$18,325.8

LIABILITIES:
Accounts payable	$7,406.5	$8,286.1
Accrued liabilities	561.4	661.6
Contract liabilities	598.4	509.0
Short-term borrowings	34.0	40.5
Current portion of long-term debt	0.1	0.1
Current portion of operating leases	240.4	237.2
Liabilities held for sale	—	23.5
Total current liabilities	8,840.8	9,758.0
Long-term debt	2,921.3	2,920.5
Non-current operating leases	1,010.0	1,056.3
Deferred compensation	180.7	202.3
Other non-current liabilities	479.2	478.6
TOTAL LIABILITIES	13,432.0	14,415.7

Redeemable non-controlling interests (see Note 6)	48.6	45.6

STOCKHOLDERS’ EQUITY:
Common stock	37.3	37.2
Additional paid-in capital	433.8	432.6
Retained earnings	4,230.7	4,440.2
Accumulated other comprehensive loss, net of tax	(1,027.1)	(1,112.6)
	3,674.7	3,797.4
Less: Treasury stock	90.6	—
Total IPG stockholders’ equity	3,584.1	3,797.4
Non-controlling interests	60.8	67.1
TOTAL STOCKHOLDERS’ EQUITY	3,644.9	3,864.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,125.5	$18,325.8
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(85.3)	$113.6
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax	(58.7)	6.0
Net amortization of bond discounts and deferred financing costs	0.1	0.3
Provision for uncollectible receivables	1.2	1.7
Amortization of restricted stock and other non-cash compensation	12.2	16.4
Net losses on sales of businesses	36.4	6.8
Depreciation and amortization	61.0	65.2
Restructuring charges	109.2	0.6
Other	2.9	8.3
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,073.8	1,369.4
Accounts receivable, billable to clients	(45.6)	54.0
Prepaid expenses	(154.8)	(125.4)
Other current assets	4.4	38.7
Accounts payable	(961.4)	(1,532.6)
Accrued liabilities	(84.3)	(174.4)
Contract liabilities	81.8	30.0
Other non-current assets and liabilities	(29.9)	(36.0)
Net cash used in operating activities	(37.0)	(157.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(48.4)	—
Capital expenditures	(21.5)	(35.1)
Net proceeds from sale of businesses, net of cash sold	11.4	(16.4)
Other investing activities	0.3	1.5
Net cash used in investing activities	(58.2)	(50.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(125.3)	(126.6)
Repurchases of common stock	(90.0)	(62.4)
Tax payments for employee shares withheld	(15.4)	(13.5)
Distributions to non-controlling interests	(7.4)	(4.3)
Acquisition-related payments	(5.8)	—
Net decrease in short-term borrowings	(4.1)	(20.4)
Other financing activities	—	0.1
Net cash used in financing activities	(248.0)	(227.1)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	23.4	(20.0)
Net decrease in cash, cash equivalents and restricted cash	(319.8)	(454.5)
Cash, cash equivalents and restricted cash at beginning of period	2,196.4	2,395.1
Cash, cash equivalents and restricted cash at end of period	$1,876.6	$1,940.6
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	372.4	$37.2	$432.6	$4,440.2	$(1,112.6)	$0.0	$3,797.4	$67.1	$3,864.5
Net Income (loss)				(85.4)			(85.4)	0.1	(85.3)
Other comprehensive income					85.5		85.5	0.2	85.7
Reclassifications related to redeemable non-controlling interests								0.6	0.6
Distributions to non-controlling interests								(7.4)	(7.4)
Change in redemption value of redeemable non-controlling interests				0.0			0.0		0.0
Repurchase of common stock						(90.6)	(90.6)		(90.6)
Common stock dividends ($0.33 per share)				(124.1)			(124.1)		(124.1)
Stock-based compensation	1.8	0.2	17.2				17.4		17.4
Shares withheld for taxes	(0.6)	(0.1)	(15.9)				(16.0)		(16.0)
Other			(0.1)				(0.1)	0.2	0.1
Balance at March 31, 2025	373.6	$37.3	$433.8	$4,230.7	$(1,027.1)	$(90.6)	$3,584.1	$60.8	$3,644.9

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8
Net income				110.4			110.4	3.2	113.6
Other comprehensive loss					(49.5)		(49.5)	(1.2)	(50.7)
Reclassifications related to redeemable non-controlling interests								0.3	0.3
Distributions to non-controlling interests								(4.3)	(4.3)
Change in redemption value of redeemable non-controlling interests				0.0			0.0		—
Repurchases of common stock						(62.9)	(62.9)		(62.9)
Common stock dividends ($0.33 per share)				(125.8)			(125.8)		(125.8)
Stock-based compensation	0.9		22.8				22.8		22.8
Shares withheld for taxes	(0.4)		(13.3)				(13.3)		(13.3)
Other			(0.2)				(0.2)	(0.2)	(0.4)
Balance at March 31, 2024	383.5	$38.3	$737.8	$4,239.1	$(995.7)	$(195.4)	$3,824.1	$59.0	$3,883.1

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
Actual results may differ from these estimates under different assumptions or conditions and further decline in macroeconomic conditions or increasing interest rates could have a negative impact on these estimates, including the fair value of certain assets. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
We conduct our business across three reportable segments described in Note 12. The three reportable segments are: Media, Data & Engagement Solutions ("MD&E"), Integrated Advertising & Creativity Led Solutions ("IA&C"), and Specialized Communications & Experiential Solutions ("SC&E").
Cost of services is comprised of the expenses of our revenue-producing reportable segments, including salaries and related expenses, office and other direct expenses and billable expenses, as well as an allocation of the centrally managed expenses from "Corporate and Other" group. Office and other direct expenses include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and other costs directly attributable to client engagements.
Selling, general and administrative expenses are primarily the unallocated expenses from Corporate and Other, excluding depreciation and amortization.
Depreciation and amortization of the fixed assets and intangible assets of the Company is disclosed as a separate operating expense.
Restructuring charges in 2025 consist of actions designed to transform our business, enhance our offerings and drive significant structural expense savings.
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
The Merger Agreement contains customary representations, warranties, and covenants. The stock-for-stock transaction is expected to be tax-free to IPG shareholders and is expected to close in the second half of 2025, subject to required domestic and foreign regulatory approvals and other customary conditions.

On March 12, 2025, each of Omnicom and Interpublic received a Request for Additional Information and Documentary Material (the "Second Request") from the U.S. Federal Trade Commission (FTC) in connection with Omnicom's proposed acquisition of Interpublic. The Second Request was issued under notification requirements of the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended.
On March 18, 2025, the shareholders of Omnicom and Interpublic each approved the acquisition of Interpublic at each company's special meeting of stockholders held that day.
If the Merger Agreement is terminated under certain circumstances, including if Omnicom terminates the agreement as a result of a willful and material breach of our non-solicitation obligations under the Merger Agreement, then we will be obligated to pay a termination fee of $439.0 to Omnicom (the “IPG Termination Fee”). We will also be obligated to pay the IPG Termination Fee if we breach the Merger Agreement in a manner that Omnicom’s closing conditions not being satisfied and the breach cannot be cured by the specified outside date and, in any such case, within 12 months after the termination date a competing proposal to acquire 50% or more of the business, assets or outstanding shares of IPG has been publicly announced and consummated, or a definitive agreement in respect of such competing proposal has been signed.
During the first quarter of 2025, $4.8 of deal costs were incurred related to the planned acquisition of IPG by Omnicom, which were recorded within selling, general and administrative expenses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 3:  Revenue
Disaggregation of Revenue
We have three reportable segments as of March 31, 2025: MD&E, IA&C and SC&E, as further discussed in Note 12. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended March 31,
Total revenue:	2025	2024
United States	$1,573.9	$1,662.0
International:
United Kingdom	182.3	210.9
Continental Europe	195.2	203.9
Asia Pacific	147.1	173.1
Latin America	79.1	92.6
Other	145.0	153.4
Total International	748.7	833.9
Total Consolidated	$2,322.6	$2,495.9

	Three months ended March 31,
Revenue before billable expenses:	2025	2024
United States	$1,358.2	$1,476.3
International:
United Kingdom	159.4	178.0
Continental Europe	169.3	179.5
Asia Pacific	119.3	142.8
Latin America	72.5	87.1
Other	117.6	119.2
Total International	638.1	706.6
Total Consolidated	$1,996.3	$2,182.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended March 31,
Total revenue:	2025	2024
United States	$606.6	$637.7
International	296.1	335.6
Total MD&E	$902.7	$973.3

Revenue before billable expenses:
United States	$601.7	$633.5
International	287.1	327.8
Total MD&E	$888.8	$961.3

IA&C	Three months ended March 31,
Total revenue:	2025	2024
United States	$542.9	$624.6
International	318.6	339.2
Total IA&C	$861.5	$963.8

Revenue before billable expenses:
United States	$516.4	$600.7
International	264.2	280.7
Total IA&C	$780.6	$881.4

SC&E	Three months ended March 31,
Total revenue:	2025	2024
United States	$424.4	$399.7
International	134.0	159.1
Total SC&E	$558.4	$558.8

Revenue before billable expenses:
United States	$240.1	$242.1
International	86.8	98.1
Total SC&E	$326.9	$340.2
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2025	December 31, 2024
Accounts receivable, net of allowance of $35.5 and $37.0, respectively	$4,644.1	$5,649.7
Accounts receivable, billable to clients	2,163.4	2,088.4
Contract assets	48.7	50.1
Contract liabilities (deferred revenue)	598.4	509.0
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $579.3 of unsatisfied performance obligations as of March 31, 2025, which will be recognized as services are performed over the remaining contractual terms through 2030.

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2025	December 31, 2024
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $0.6 and $1.6, respectively)	4.780%	$497.8	$497.6
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.1 and $3.1, respectively)	4.920%	644.8	644.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.5 and $2.8, respectively)	2.512%	496.7	496.6
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.2 and $2.6, respectively)	5.650%	294.2	294.0
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $0.9 and $4.6, respectively)	3.448%	494.5	494.4
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.5 and $4.4, respectively)	5.480%	493.1	493.1
Other notes payable and finance leases		0.3	0.3
Total long-term debt		2,921.4	2,920.6
Less: current portion		0.1	0.1
Long-term debt, excluding current portion		$2,921.3	$2,920.5
As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company's long-term debt was $2,727.5 and $2,702.0, respectively. Refer to Note 13 for details.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2025, there were no borrowings under the Credit Agreement; however, we had $9.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7. We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2025.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2025, the Company had uncommitted lines of credit in an aggregate amount of $790.7, under which we had outstanding borrowings of $34.0 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2025 was $44.1 with a weighted-average interest rate of approximately 7.2%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the first quarter of 2025, there was no commercial paper activity and, as of March 31, 2025, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 5: Earnings (Loss) Per Share
The following sets forth basic and diluted earnings (loss) per common share available to IPG common stockholders.

	Three months ended March 31,
	2025	2024
Net income (loss) available to IPG common stockholders	$(85.4)	$110.4

Weighted-average number of common shares outstanding - basic	372.5	378.4
Dilutive effect of stock options and restricted shares	2.5	2.2
Weighted-average number of common shares outstanding - diluted	375.0	380.6

Earnings (loss) per share available to IPG common stockholders:
Basic	$(0.23)	$0.29
Diluted	$(0.23)	$0.29

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2025	December 31, 2024
Salaries, benefits and related expenses	$294.4	$432.1
Interest	39.0	37.5
Income taxes payable	46.4	80.3
Office and related expenses	16.9	18.7
Acquisition obligations	5.3	5.3
Restructuring charges	61.0	0.4
Other	98.4	87.3
Total accrued liabilities	$561.4	$661.6

Other Expense, Net
Results of operations for the three months ended March 31, 2025 and 2024 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2025	2024
Net losses on sales of businesses	$(36.4)	$(6.8)
Other	(0.5)	(2.7)
Total other expense, net	$(36.9)	$(9.5)
Net losses on sales of businesses – During the three months ended March 31, 2025 and 2024, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our MD&E and SC&E reportable segments. During the first quarter of 2025, the amounts recognized were primarily related to the sales of two digital specialist agencies within our MD&E segment, which closed in the fourth quarter of 2024 and the first quarter of 2025. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three months ended March 31, 2025 and 2024, the amounts recognized were primarily related to pension and postretirement costs, partially offset by changes in the fair market value of equity investments.

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
The following table presents our share repurchase activity under our share repurchase programs for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Number of shares repurchased	3.4	1.9
Aggregate cost, including fees[1]	$90.0	$62.4
Average price per share, including fees	$26.39	$32.41

1The amount for the three months ended March 31, 2025 and 2024 excludes $0.6 and $0.5 of estimated excise tax on net share repurchases, respectively.
We fully utilized the 2023 share repurchase programs during the second quarter of 2024. As of March 31, 2025, $80.1, and $155.0, excluding fees, remains available for repurchase under the 2024 and 2025 share repurchase programs, respectively. There are no expiration dates associated with the share repurchase programs.

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
The following table presents changes in our redeemable non-controlling interests.

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$45.6	$42.3
Change in related non-controlling interests balance	(0.6)	(0.3)
Changes in redemption value of redeemable non-controlling interests:
Additions	8.6	—
Redemptions and other	(5.1)	(6.1)
Redemption value adjustments	0.0	0.0
Currency translation adjustments	0.1	0.1
Balance at end of period	$48.6	$36.0
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values.
The Company transferred certain agencies between operating segments as of January 1, 2025. We have allocated goodwill to our reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
impairment for all impacted reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	MD&E	IA&C	SC&E	Total
Balance at December 31, 2024[1]	$2,332.8	$1,681.8	$674.8	$4,689.4
Acquisitions[2]	42.2	—	—	42.2
Foreign currency and other	5.8	15.6	3.1	24.5
Balance at March 31, 2025[1]	$2,380.8	$1,697.4	$677.9	$4,756.1

1 The goodwill balances at December 31, 2024 and March 31, 2025 include $207.2 of accumulated impairment within the MD&E reportable segment.
2 The amount for the three months ended March 31, 2025 is due to the acquisition of an e-commerce, intelligence platform, for which we paid $48.4, net of cash acquired.
Note 7:  Income Taxes
For the three months ended March 31, 2025, our income tax benefit was attributable to our loss on income before income taxes, which reflects restructuring charges of $203.3. The income tax benefit was negatively impacted by losses related to the disposition of previously held for sale entities for which we recorded a nominal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $90.0 and $100.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. federal income tax audits through 2020. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 2015 or non-U.S. income tax audits for years prior to 2011.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 8:  Restructuring Charges
Restructuring charges for the three months ended March 31, 2025 consist of new actions taken in the first quarter of 2025. Restructuring charges for the three months ended March 31, 2024 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The components of restructuring charges for the three months ended March 31, 2025 and 2024 are listed below.

	Three months ended March 31,
	2025	2024
Severance and termination costs	$80.1	$—
Lease impairment costs	70.3	0.6
Other related costs	52.9	—
Total restructuring charges	$203.3	$0.6
2025 Restructuring Actions
In the first quarter of 2025, management initiated restructuring actions, as previously announced, which are designed to transform our business, enhance our offerings and drive significant structural expense savings. Management currently expects the total charges in connection with these actions to be approximately $300.0 - $350.0, a portion being non-cash, which is subject to change upon finalization of the actions. Actions are expected to be completed by the end of 2025.
During the three months ended March 31, 2025, severance and termination costs related to a planned reduction in workforce of approximately 1,500 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2025 restructuring actions and reduced our occupied global real estate footprint by approximately 430,000 square feet, included impairments of operating lease right-of-use assets. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
Other related costs primarily include leasehold improvements and furniture and asset retirement obligations associated with office spaces vacated as part of the 2025 restructuring actions, third-party costs to assist in identifying areas of structural expense savings in relation to our restructuring initiatives, and write-offs of unutilized assets. Leasehold improvements and furniture and asset retirement obligations were estimated using market participant assumptions including forecasted net discounted cash flows.
A summary of the restructuring activities related to the 2025 restructuring actions is as follows:

	2025 Restructuring Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at March 31, 2025
Severance and termination costs	$80.1	$2.2	$32.4	$45.5
Lease impairment costs	70.3	70.2	0.1	—
Other related costs	52.9	36.8	0.6	15.5
Total	$203.3	$109.2	$33.1	$61.0
2022 Real Estate Actions & 2020 Restructuring Plan
There were no adjustments to the 2020 Plan and 2022 Real Estate Actions for the three months ended March 31, 2025. Net restructuring charges of $0.6 for the three months ended March 31, 2024, were related to adjustments to our restructuring actions taken in 2020 and 2022.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 9:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the three months ended March 31, 2025.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.5	$27.21
Performance-based stock (shares)	2.9	$23.68
Cash-settled awards	0.1	$27.20
Total stock-based compensation awards	4.5
During the three months ended March 31, 2025, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $1.3 and $6.4, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2024	$(940.8)	$30.7	$(202.5)	$(1,112.6)
Other comprehensive income (loss) before reclassifications	64.6	—	(0.3)	64.3
Amount reclassified from accumulated other comprehensive loss, net of tax	20.3	(0.7)	1.6	21.2
Balance as of March 31, 2025	$(855.9)	$30.0	$(201.2)	$(1,027.1)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2023	$(789.1)	$33.5	$(190.6)	$(946.2)
Other comprehensive income (loss) before reclassifications	(51.1)	0.0	0.9	(50.2)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(0.7)	1.4	0.7
Balance as of March 31, 2024	$(840.2)	$32.8	$(188.3)	$(995.7)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2025	2024
Foreign currency translation adjustments	$20.3	$0.0	Other expense, net
Net gain on derivative instruments	(1.0)	(0.9)	Other expense, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	2.2	1.9	Other expense, net
Tax effect	(0.3)	(0.3)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$21.2	$0.7

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Service cost	$0.0	$0.0	$0.8	$0.8	$0.0	$0.0
Interest cost	0.9	0.9	3.9	3.7	0.2	0.2
Expected return on plan assets	(0.7)	(0.7)	(4.0)	(3.7)	0.0	0.0
Settlements	0.0	0.0	0.0	0.0	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.0	0.0	0.0
Unrecognized actuarial losses	0.5	0.4	1.6	1.5	0.1	0.0
Net periodic cost	$0.7	$0.6	$2.3	$2.3	$0.3	$0.2
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the three months ended March 31, 2025, we contributed $0.0 and $2.4 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2025, we expect to contribute approximately $0.0 and $7.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 12:  Segment Information
IPG's agency brands are grouped into reportable segments based on the agencies' primary capabilities. As of March 31, 2025, we have three reportable segments: MD&E, IA&C, and SC&E. We also report results for the "Corporate and other" group.
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

Three Months Ended March 31, 2025	MD&E	IA&C	SC&E	Total

Total revenue	$902.7	$861.5	$558.4	$2,322.6

Revenue before billable expenses	888.8	780.6	326.9	1,996.3

Base salaries, benefits and tax	500.0	534.2	214.6
Incentive expense	42.9	30.6	11.3
Severance expense	0.7	1.9	0.8
Temporary help	17.1	33.7	10.3

Office and other direct expenses	173.9	103.3	42.0

Depreciation and amortization[1]	23.6	12.2	3.4
Restructuring Charges[2]	53.3	55.9	21.7
Other segment items[3]	15.6	91.2	235.8

Segment EBITA	$75.6	$(1.5)	$18.5	$92.6

Amortization of acquired intangibles	19.2	0.9	0.3
Capital expenditures	13.0	3.4	0.5

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $19.1 at MD&E, $18.6 at IA&C and $9.4 at SC&E for the three months ended March 31, 2025.
3 Includes billable expenses and other salaries and related expenses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Three Months Ended March 31, 2024	MD&E	IA&C	SC&E	Total

Total revenue	$973.3	$963.8	$558.8	$2,495.9

Revenue before billable expenses	961.3	881.4	340.2	2,182.9

Base salaries, benefits and tax	580.5	571.5	221.1
Incentive expense	29.1	18.9	9.6
Severance expense	22.2	20.3	4.7
Temporary help	24.2	37.2	11.1

Office and other direct expenses	180.2	101.1	40.8

Depreciation and amortization[1]	26.5	12.4	3.5
Restructuring Charges[2]	—	0.3	0.3
Other segment items[3]	17.4	94.2	223.8

Segment EBITA	$93.2	$107.9	$43.9	$245.0

Amortization of acquired intangibles	19.2	1.0	0.5
Capital expenditures	21.5	2.4	0.8

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $0.3 at IA&C and $0.3 at SC&E for the three months ended March 31, 2024.
3 Includes billable expenses and other salaries and related expenses.

	March 31, 2025	December 31, 2024
Total assets:
MD&E	$9,565.4	$10,248.1
IA&C	4,541.7	4,549.9
SC&E	1,641.4	1,758.9
Corporate and Other	1,377.0	1,768.9
Total	$17,125.5	$18,325.8

The following table presents the reconciliation of segment EBITA to Income (Loss) before income taxes.

	Three months ended March 31,
	2025	2024
MD&E EBITA	$75.6	$93.2
IA&C EBITA	(1.5)	107.9
SC&E EBITA	18.5	43.9
Total segment EBITA	92.6	245.0
Corporate and Other[1]	(114.2)	(40.1)
Less: consolidated amortization of acquired intangibles	20.4	20.7
Operating income (loss)	(42.0)	184.2
Total (expenses) and other income	(52.4)	(23.6)
Income (Loss) before income taxes	$(94.4)	$160.6

1 Includes restructuring charges of $72.4 for the three months ended March 31, 2025, including non-cash lease impairment costs of $23.1.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2025. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$673.6	$—	$—	$673.6	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$5.5	$5.5	Accrued liabilities and Other non-current liabilities

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,139.5	$—	$—	$1,139.5	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$5.5	$5.5	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. There was no change in this balance from December 31, 2024 to March 31, 2025. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$—	$2,727.1	$0.4	$2,727.5	$—	$2,701.6	$0.4	$2,702.0
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of March 31, 2025 ranged from 4.0% to 6.0%.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 14:  Commitments and Contingencies
Guarantees
As discussed in our 2024 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of March 31, 2025 and December 31, 2024, the amount of parent company guarantees on lease obligations was $392.7 and $416.1, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $273.7 and $256.6, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $78.0 and $79.6, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both March 31, 2025, and December 31, 2024 there were no material assets pledged as security for such parent company guarantees.
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
Segment Reporting
In November 2023, the Financial Accounting Standards Board issued amended guidance on segment reporting to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. This amended guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted the amended guidance as of the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented in our Consolidated Financial Statements. For more detailed information about our reportable segments, see Note 12.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), as well as our other reports and filings with the Securities and Exchange Commission (the “SEC”). Our 2024 Annual Report includes additional information about our significant accounting policies and practices as well as details about the most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion in our 2024 Annual Report of our accounting policies that require critical judgment, assumptions and estimates.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that measurably drive growth for businesses and brands. Combining the power of creativity and technology, our approximately 51,500 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
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
On March 12, 2025, each of Omnicom and Interpublic received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Federal Trade Commission (FTC) in connection with Omnicom's proposed acquisition of Interpublic. The Second Request was issued under notification requirements of the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended.
On March 18, 2025, the shareholders of Omnicom and Interpublic each approved the acquisition of Interpublic at each company's special meeting of stockholders held that day.
We also face risks related to our proposed transaction with Omnicom, including as a result of any failure to complete, or delays in completing, the proposed transaction. The closing of the merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. Furthermore, uncertainty about the mergers may adversely affect relationships with our clients, partners, suppliers, and employees, whether or not the merger transactions are completed, and if the transaction is completed, the combined company may not perform as we currently expect. See Item 1A, Risk Factors, in our most recent Annual Report on Form 10-K.
Current Market Conditions
The global macroeconomic backdrop continues to be characterized by complex and dynamic developments, due to active business, economic and geopolitical crosscurrents. Shifting economic developments in the first part of the year, both domestically and among the largest global economic actors, have introduced a greater measure of caution to the global economy, though with impacts that may vary widely by sector and individual client. Several trends continue to support the demand for our services, notably proliferating media complexity and the ongoing evolution, at pace, of consumer interaction with brands and commerce. These trends offer significant long-term support to our growth opportunities, while our ability to leverage our agile and flexible operating model enables us to adapt to changing macro circumstances.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first quarter of 2025 were the Euro, the Brazilian Real, the Canadian Dollar, the Mexican Peso and the British Pound Sterling.
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
Results for the three months ended March 31, 2025, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2025. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
Statement of Operations Data	2025	2024	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$1,996.3	$2,182.9	(8.5)%
Billable expenses	326.3	313.0	4.2%
Total revenue	$2,322.6	$2,495.9	(6.9)%

OPERATING INCOME (LOSS)[1]	$(42.0)	$184.2	(122.8)%

Adjusted EBITA [1,2]	$(21.6)	$204.9	(110.5)%

NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$(85.4)	$110.4

Earnings per share available to IPG common stockholders:
Basic	$(0.23)	$0.29
Diluted	$(0.23)	$0.29

Operating Ratios
Organic change in revenue before billable expenses	(3.6)%	1.3%

Operating margin on revenue before billable expenses	(2.1)%	8.4%
Operating margin on total revenue	(1.8)%	7.4%

Adjusted EBITA margin on revenue before billable expenses [1,2]	(1.1)%	9.4%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	70.9%	72.1%
Office and other direct expenses	16.0%	14.8%
Selling, general and administrative expenses	2.0%	1.7%
Depreciation and amortization	3.1%	3.0%
Restructuring charges	10.2%	0.0%

1    For the three months ended March 31, 2025 and 2024, results include restructuring charges of $203.3 and $0.6, respectively. See "Restructuring Charges" section of this MD&A and Note 8 of Item 1, Financial Statements and Supplementary Data for further information. For the three months ended March 31, 2025, results include deal costs of $4.8 related to the planned acquisition of IPG by Omnicom. See Note 2 of Item 1, Financial Statements and Supplementary Data for further information.
2    Adjusted EBITA is a financial measure that is not defined by U.S. GAAP. Adjusted EBITA is calculated as net income available to IPG common stockholders before provision for income taxes, total (expenses) and other income, equity in net loss of unconsolidated affiliates, net income attributable to non-controlling interests, and amortization of acquired intangibles. Refer to the “Non-GAAP Financial Measure” section of this MD&A for additional information and for a reconciliation to U.S. GAAP measures.
Total revenue, which includes billable expenses, decreased (6.9)% during the first quarter of 2025. Our organic decrease of revenue before billable expenses was (3.6)% during the first quarter of 2025, compared to an organic increase of 1.3% during the first quarter of 2024. This was a result of net client losses in our auto and transportation, retail and health care sectors, partially offset by increased spending from existing clients in our technology & telecom and financial services sectors and net client wins in our food and beverage sector. During the first quarter of 2025, our Adjusted EBITA margin on revenue before billable expenses decreased to (1.1)% from 9.4% in the prior-year period as revenue before billable expenses decreased and operating expenses, excluding billable expenses and amortization of acquired intangibles increased. Adjusted EBITA includes

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

$203.3 of restructuring charges related to our 2025 restructuring actions and $4.8 of deal costs related to the planned acquisition of IPG by Omnicom, which had a (10.2)% and (0.2)% impact, respectively, on Adjusted EBITA margin on revenue before billable expenses. See further discussion below in the “Results of Operations” section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
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

		Components of Change				Change
	Three months ended March 31, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2025	Organic	Total
Consolidated	$2,182.9	$(27.1)	$(81.6)	$(77.9)	$1,996.3	(3.6)%	(8.5)%
Domestic	1,476.3	—	(58.6)	(59.5)	1,358.2	(4.0)%	(8.0)%
International	706.6	(27.1)	(23.0)	(18.4)	638.1	(2.6)%	(9.7)%
United Kingdom	178.0	(1.8)	(5.9)	(10.9)	159.4	(6.1)%	(10.4)%
Continental Europe	179.5	(6.7)	(2.8)	(0.7)	169.3	(0.4)%	(5.7)%
Asia Pacific	142.8	(4.1)	(6.5)	(12.9)	119.3	(9.0)%	(16.5)%
Latin America	87.1	(10.3)	(7.0)	2.7	72.5	3.1%	(16.8)%
Other	119.2	(4.2)	(0.8)	3.4	117.6	2.9%	(1.3)%
The organic decrease of revenue before billable expenses was (3.6)% during the first quarter of 2025. The organic decrease in our domestic market was primarily due to revenue decreases at our advertising businesses, digital project-based offerings and experiential businesses, partially offset by revenue increases at our media businesses, public relations agencies and data management and analytics. In our international markets, the organic decrease was driven by revenue decreases across all disciplines, primarily in our Asia Pacific and United Kingdom regions.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.
Salaries and Related Expenses

	Three months ended March 31,
	2025	2024	% Increase/ (Decrease)
Salaries and related expenses	$1,414.4	$1,572.8	(10.1)%

As a % of revenue before billable expenses:
Salaries and related expenses	70.9%	72.1%
Base salaries, benefits and tax	62.6%	62.9%
Incentive expense	4.2%	2.6%
Severance expense	0.2%	2.2%
Temporary help	3.1%	3.3%
All other salaries and related expenses	0.8%	1.1%
Total salaries and related expenses decreased (10.1)% during the first quarter of 2025 as compared to the prior-year period, primarily driven by decreased base salaries, benefits and tax, as well as decreases in severance and temporary help expenses, partially offset by an increase in performance-based employee compensation expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and Other Direct Expenses

	Three months ended March 31,
	2025	2024	% Increase/ (Decrease)
Office and other direct expenses	$319.2	$322.1	(0.9)%

As a % of revenue before billable expenses:
Office and other direct expenses	16.0%	14.8%
Occupancy expense	4.3%	4.4%
All other office and other direct expenses [1]	11.7%	10.4%

1Includes client service costs, including technology & software, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by (0.9)% during the first quarter of 2025 as compared to the prior-year period. The decrease in office and other direct expenses was mainly due decreases in occupancy expense, new business development, and travel and entertainment expenses, partially offset by increases in technology & software expenses, as well as foreign currency losses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three months ended March 31, 2025, SG&A increased by $2.4 to $40.4 as compared to the prior-year period, primarily due to increases in technology & software and performance-based employee compensation expenses, as well as $4.8 of deal costs incurred during the first quarter of 2025 related to the planned acquisition of IPG by Omnicom.
Depreciation and Amortization
During the first quarter of 2025, depreciation and amortization expenses decreased, compared to the prior-year period.
Restructuring Charges
Restructuring charges for the three months ended March 31, 2025 consist of new actions taken in the first quarter of 2025. Restructuring charges for the three months ended March 31, 2024 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The components of restructuring charges for the three months ended March 31, 2025 and 2024 are listed below.

	Three months ended March 31,
	2025	2024
Severance and termination costs	$80.1	$0.0
Lease impairment costs	70.3	0.6
Other related costs	52.9	0.0
Total restructuring charges	$203.3	$0.6
2025 Restructuring Actions
In the first quarter of 2025, management initiated restructuring actions, as previously announced, which are designed to transform our business, enhance our offerings and drive significant structural expense savings. Management currently expects the total charges in connection with these actions to be approximately $300 - $350, a portion being non-cash, which is subject to change upon finalization of the actions. Actions are expected to be completed by the end of 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the three months ended March 31, 2025, severance and termination costs related to a planned reduction in workforce of approximately 1,500 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2025 restructuring actions and reduced our occupied global real estate footprint by approximately 430,000 square feet, included impairments of operating lease right-of-use assets. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
Other related costs primarily include leasehold improvements and furniture and asset retirement obligations associated with office spaces vacated as part of the 2025 restructuring actions, as third-party costs to assist in identifying areas of structural expense savings in relation to our restructuring initiatives, and write-offs of unutilized assets. Leasehold improvements and furniture and asset retirement obligations were estimated using market participant assumptions including forecasted net discounted cash flows.
A summary of the restructuring activities related to the 2025 restructuring actions is as follows:

	2025 Restructuring Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at March 31, 2025
Severance and termination costs	$80.1	$2.2	$32.4	$45.5
Lease impairment costs	70.3	70.2	0.1	0.0
Other related costs	52.9	36.8	0.6	15.5
Total	$203.3	$109.2	$33.1	$61.0
2022 Real Estate Actions & 2020 Restructuring Plan
There were no adjustments to the 2020 Plan and 2022 Real Estate Actions for the three months ended March 31. 2025. Net restructuring charges of $0.6 for the three months ended March 31, 2024, were related to adjustments to our restructuring actions taken in 2020 and 2022.
EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2025	2024
Cash interest on debt obligations	$(50.0)	$(62.5)
Non-cash interest	(0.1)	(0.3)
Interest expense	(50.1)	(62.8)
Interest income	34.6	48.7
Net interest expense	(15.5)	(14.1)
Other expense, net	(36.9)	(9.5)
Total (expenses) and other income	$(52.4)	$(23.6)
Net interest expense increased by $1.4 for the three months ended March 31, 2025, compared to a year ago, primarily attributable to lower interest rates on net deposits and investments.
Other Expense, Net
Results of operations for the three months ended March 31, 2025 and 2024 include certain items that are not directly associated with our revenue-producing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net losses on sales of businesses	$(36.4)	$(6.8)
Other	(0.5)	(2.7)
Total other expense, net	$(36.9)	$(9.5)
Net losses on sales of businesses – During the three months ended March 31, 2025 and 2024, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our MD&E and SC&E reportable segments. During the first quarter of 2025, the amounts recognized were primarily related to the sales of two digital specialist agencies within our MD&E segment, which closed in the fourth quarter of 2024 and the first quarter of 2025. The businesses sold and held for sale primarily represent unprofitable, non-strategic agencies which are expected to be sold within the next twelve months.
Other – During the three months ended March 31, 2025 and 2024, the amounts recognized were primarily related to pension and postretirement cost, partially offset by changes in the fair market value of equity investments.

INCOME TAXES

	Three months ended March 31,
	2025	2024
INCOME (LOSS) BEFORE INCOME TAXES	$(94.4)	$160.6
Provision for income taxes	$(9.2)	$47.3
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2025, our income tax benefit was attributable to our loss on income before income taxes, which reflects restructuring charges of $203.3. The income tax benefit was negatively impacted by losses related to the disposition of previously held for sale entities for which we recorded a nominal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances.
For the three months ended March 31, 2024, our income tax expense was negatively impacted by net losses on sales of businesses and the classification of certain assets as held for sale for which we received minimal tax benefit.
EARNINGS (LOSS) PER SHARE
    Basic loss per share available to IPG common stockholders for the three months ended March 31, 2025 was $0.23 compared to basic earnings per share of $0.29 for the three months ended March 31, 2024. Diluted loss per share available to IPG common stockholders for the three months ended March 31, 2025 was $0.23 compared to diluted earnings per share of $0.29 for the three months ended March 31, 2024.
    Basic and diluted loss per share for the three months ended March 31, 2025 included negative impacts of $0.04 from the amortization of acquired intangibles, $0.41 from restructuring charges, $0.01 related to deal costs related to the planned acquisition of IPG by Omnicom, and $0.09 from net losses on sales of businesses.
    Basic and diluted earnings per share for the three months ended March 31, 2024 included negative impacts of $0.04 from the amortization of acquired intangibles and $0.02 from net losses on sales of businesses and the classification of certain assets as held for sale.

Segment Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
As discussed in Note 12 to the unaudited Consolidated Financial Statements, we have three reportable segments as of March 31, 2025: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended March 31, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2025	Organic	Total
Consolidated	$961.3	$(14.2)	$(79.5)	$21.2	$888.8	2.2%	(7.5)%
Domestic	633.5	—	(58.6)	26.8	601.7	4.2%	(5.0)%
International	327.8	(14.2)	(20.9)	(5.6)	287.1	(1.7)%	(12.4)%
The organic increase during the first quarter of 2025 was mainly attributable to higher spending from existing clients and net client wins in our healthcare and food & beverage sectors as well as higher spending from existing clients in our technology & telecom sector, partially offset by net client losses in our retail, auto & transportation and consumer goods sectors. The organic increase in our domestic market during the first quarter of 2025 was primarily driven by revenue increases at our media businesses and data management and analytics, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the organic decrease was due to revenue decreases at our digital project-based offerings primarily in our United Kingdom and Continental Europe regions and at our media businesses primarily in our Asia Pacific region, partially offset by revenue increases at our media businesses primarily in our Other region led by Canada and Latin America region.
Segment EBITA

	Three months ended March 31,
	2025	2024	Change
Segment EBITA	$75.6	$93.2	(18.9)%
Segment EBITA margin on revenue before billable expenses	8.5%	9.7%

Segment EBITA margin decreased during the first quarter of 2025 compared to the prior-year period, as the decrease in our revenue before billable expenses, inclusive of the organic increase as discussed above, outpaced the decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Segment EBITA reflects the inclusion of $53.3 and $0.0 of restructuring charges for the three months ended March 31, 2025 and 2024, respectively. Salaries and related expenses decreased as compared to the prior-year period, primarily due to decreases in base salaries, benefits and tax, severance expense and temporary help expense, partially offset by increases in performance-based employee compensation expense. Office and other direct expense decreased mainly due to decreases in occupancy expense, professional consulting fees, new business development, and travel and entertainment expenses, partially offset by an increase in technology & software expenses.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.7% during the first quarter of 2025, respectively, which decreased slightly as compared to the prior-year period.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended March 31, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2025	Organic	Total
Consolidated	$881.4	$(10.0)	$—	$(90.8)	$780.6	(10.3)%	(11.4)%
Domestic	600.7	—	—	(84.3)	516.4	(14.0)%	(14.0)%
International	280.7	(10.0)	—	(6.5)	264.2	(2.3)%	(5.9)%
The organic decrease during the first quarter of 2025 was due to net client losses in our healthcare sector and lower spending from existing clients and net client losses in our retail and auto & transportation sectors, partially offset by higher spending from existing clients in our technology & telecom and financial services sectors. The (14.0)% organic decrease during

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

the first quarter of 2025 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the (2.3)% organic decrease was due to revenue decreases in our advertising businesses primarily in the United Kingdom and Asia Pacific regions, partially offset by revenue increases in the Continental Europe region.
Segment EBITA

	Three months ended March 31,
	2025	2024	Change
Segment EBITA	$(1.5)	$107.9	(101.4)%
Segment EBITA margin on revenue before billable expenses	(0.2)%	12.2%

Segment EBITA margin decreased during the first quarter of 2025 compared to the prior-year period, as revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. Segment EBITA reflects the inclusion of $55.9 and $0.3 of restructuring charges for the three months ended March 31, 2025 and 2024. Salaries and related expenses decreased as compared to the prior-year period, primarily due to decreases in base salaries, benefits and tax, severance expense and temporary help expense, partially offset by increases in performance-based employee compensation expense. Office and other direct expense increased mainly due to increases in technology & software expense and foreign currency losses, partially offset by a decrease in occupancy expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.6% during the first quarter of 2025, which increased compared to the prior-year period.
Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended March 31, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2025	Organic	Total
Consolidated	$340.2	$(2.9)	$(2.1)	$(8.3)	$326.9	(2.4)%	(3.9)%
Domestic	242.1	—	—	(2.0)	240.1	(0.8)%	(0.8)%
International	98.1	(2.9)	(2.1)	(6.3)	86.8	(6.4)%	(11.5)%
The organic decrease during the first quarter of 2025 was mainly attributable to decreased spend from existing clients in our food & beverage, other and technology & telecom sectors, partially offset by increased spending from existing clients and net client wins in our health care, retail and financial services sectors. The organic decrease of (0.8)% during the first quarter of 2025 in our domestic market was due to revenue decreases at our experiential businesses, partially offset by revenue increases at our public relations agencies. In our international markets, the (6.4)% organic decrease was due to revenue decreases at our experiential businesses across nearly all regions and at our public relations agencies, primarily in our United Kingdom region, slightly offset by revenue increases at our public relations agencies in our Other region led by Canada.
Segment EBITA

	Three months ended March 31,
	2025	2024	Change
Segment EBITA	$18.5	$43.9	(57.9)%
Segment EBITA margin on revenue before billable expenses	5.7%	12.9%

Segment EBITA margin decreased during the first quarter of 2025 compared to the prior-year period, as our revenue before billable expenses, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. Segment EBITA reflects the inclusion of $21.7 and $0.3 of restructuring charges for the three months ended March 31, 2025 and 2024, respectively. The decrease in salaries and related expenses, as compared to the prior-year period, was

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

primarily due to decreases in base salaries, benefits and tax, severance expense and temporary help expense, partially offset by increased performance-based employee compensation expense. Office and other direct expense increased mainly due to increases in technology & software expenses and foreign currency losses, partially offset by decreases in occupancy expense.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.0% during the first quarter of 2025, which remained relatively flat as compared to the prior-year period.
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
During the first quarter of 2025, Corporate and Other expenses increased by $74.1 compared to the prior-year period to $114.2, primarily attributable to an increase in selling, general and administrative expenses, as well as restructuring charges, which is discussed in the Results of Operations section.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2025	2024
Net income (loss)	$(85.3)	$113.6
Adjustments to reconcile to net cash used in operating activities [1]	164.3	105.3
Net cash used in working capital [2]	(86.1)	(340.3)
Changes in other non-current assets and liabilities	(29.9)	(36.0)
Net cash used in operating activities	$(37.0)	$(157.4)
Net cash used in investing activities	(58.2)	(50.0)
Net cash used in financing activities	(248.0)	(227.1)

1Consist primarily of non-cash restructuring charges, depreciation and amortization of fixed assets and intangible assets, deferred income taxes and net losses on sales of businesses.
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
Net cash used in operating activities during the first quarter of 2025 was $37.0, which was a decrease of $120.4 compared to net cash used in operating activities of $157.4 in the first quarter of 2024. The change was due to a decrease in working capital usage of $254.2, as well as the impact of our net loss of $85.3 for the first quarter of 2025, which includes restructuring charges of $203.3. Working capital use was primarily impacted by the spending levels of our clients, lower accrued incentive payments and variation in the timing of collections and payments around the reporting period.
Investing Activities
Net cash used in investing activities during the first quarter of 2025 was $58.2, which was an increase of $8.2 as compared to the first quarter of 2024, driven by an increase of cash used for acquisitions, net of cash acquired of $48.4, partially offset by an increase from net proceeds from sale of businesses, net of cash sold and a decrease of capital expenditures as compared to the first quarter of 2024. Payments for capital expenditures decreased to $21.5 in the first quarter of 2025 from $35.1 in the first quarter of 2024, primarily attributable to lower spending on computer hardware and internal-use computer software.
Financing Activities
Net cash used in financing activities during the first quarter of 2025 was $248.0, primarily driven by the payment of common stock dividends of $125.3 and common stock repurchases of $90.0.
Net cash used in financing activities during the first quarter of 2024 was $227.1, primarily driven by the payment of common stock dividends of $126.6 and common stock repurchases of $62.4.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $23.4 during the first quarter of 2025. The increase was primarily a result of the U.S. Dollar being weaker than several foreign currencies, including the Euro as of March 31, 2025 as compared to December 31, 2024.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Notable funding requirements include:
•Debt service – As of March 31, 2025, we had outstanding short-term borrowings of $34.0 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2028 through 2048.
•Acquisitions – We paid cash of $48.4, net of cash acquired, related to the acquisition of an e-commerce, intelligence platform, completed in the first quarter of 2025. We paid deferred payments of $5.8 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first quarter of 2025. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $5.0 over the next twelve months related to all completed acquisitions as of March 31, 2025. We may also be required to pay approximately $9.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first quarter of 2025, we paid a quarterly cash dividend of $0.330 per share on our common stock. Total dividends paid during the quarter were $125.3. Assuming we pay a quarterly dividend of $0.330 per share, and there is no significant change in the number of outstanding shares as of March 31, 2025, we would expect to pay approximately $489.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors (the "Board") and will depend upon factors such as our earnings, financial position and cash requirements.
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
Share Repurchase Programs
On February 7, 2024, our Board authorized a share repurchase program to repurchase from time to time up to $320.0, excluding fees, of our common stock.
On February 11, 2025, the Board authorized a share repurchase program to repurchase from time to time up to $155.0, excluding fees, of our common stock, which was in addition to any amounts remaining under the 2024 share repurchase program.
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. As of March 31, 2025, $155.0 and $80.1, excluding fees, remains available under the 2025 and 2024 share repurchase programs, respectively. There are no expiration dates associated with the share repurchase programs.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029, and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of March 31, 2025, there were no borrowings under the Credit Agreement; however, we had $9.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2025. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	March 31, 2025	Credit Agreement EBITDA Reconciliation	March 31, 2025
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$493.7
Actual leverage ratio	1.84x	Non-operating adjustments [2]	483.3
		Operating income	977.0
		Add:
		Depreciation and amortization	328.8
		Other non-cash charges reducing operating income	296.2
		Credit Agreement EBITDA [1]	$1,602.0

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
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of March 31, 2025, the Company had uncommitted lines of credit in an aggregate amount of $790.7, under which we had outstanding borrowings of $34.0 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the first quarter of 2025 was $44.1 with weighted-average interest rate of approximately 7.2%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the first quarter of 2025, there was no commercial paper activity, and as of March 31, 2025, there was no commercial paper outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2025, the amount netted was $2,415.2.
DEBT CREDIT RATINGS
Our debt credit ratings as of April 17, 2025, are listed below.

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

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2024, included in our 2024 Annual Report. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2024. Actual results may differ from these estimates under different assumptions or conditions and further decline in macroeconomic conditions or increasing interest rates could have a negative impact on these estimates, including the fair value of certain assets.
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
Adjusted EBITA should be viewed as supplemental to, and not as an alternative for, Net Income (Loss) Available to IPG Common Stockholders calculated in accordance with U.S. GAAP (“net income”) or operating income calculated in accordance with U.S. GAAP (“operating income”). This section also includes reconciliation of this non-GAAP financial measure to the most directly comparable U.S. GAAP financial measures, as presented below.
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
The following is an explanation of the items excluded by us from Adjusted EBITA but included in net income:

•Total (Expenses) and Other Income, Provision for Income Taxes, Equity in Net Income (Loss) of Unconsolidated Affiliates, and Net Income Attributable to Non-controlling Interests. We exclude these items (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that these items will recur in future periods.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income (Loss) Available to IPG Common Stockholders to Adjusted EBITA for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Revenue before billable expenses	$1,996.3	$2,182.9

Adjusted EBITA Reconciliation:
Net Income (Loss) Available to IPG Common Stockholders [1,2]	$(85.4)	$110.4

Add Back:
Provision for income taxes	(9.2)	47.3
Subtract:
Total (expenses) and other income	(52.4)	(23.6)
Equity in net income (loss) of unconsolidated affiliates	(0.1)	0.3
Net income attributable to non-controlling interests	(0.1)	(3.2)
Operating Income (Loss) [1,2]	(42.0)	184.2
Add Back:
Amortization of acquired intangibles	20.4	20.7
Adjusted EBITA [1,2]	$(21.6)	$204.9
Adjusted EBITA Margin on Revenue before billable expenses	(1.1)%	9.4%

1 Calculations include restructuring charges of $203.3 for the three months ended March 31, 2025 and $0.6 for the three months ended March 31, 2024. See "Restructuring Charges" section of this MD&A and Note 8 of Item 1, Financial Statements and Supplementary Data for further information.
2 Calculations include $4.8 of deal costs incurred during the three months ended March 31, 2025 related to the planned acquisition of IPG by Omnicom. See Note 2 of Item 1, Financial Statements and Supplementary Data, for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the first quarter of 2025. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of both March 31, 2025 and December 31, 2024, approximately 99% of our debt obligations bore interest rates at fixed rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2024 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 14 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K (the “2024 Annual Report”), which could materially affect our business, financial condition or future results. In the first quarter of 2025, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2024 Annual Report. The risks described in our 2024 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from January 1, 2025, to March 31, 2025:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1 - 31	956	$28.80	—	$170,066,503
February 1 - 28	568,363	$27.20	—	$325,066,503
March 1 - 31	3,427,470	$26.39	3,411,002	$235,066,518
Total	3,996,789	$26.50	3,411,002
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 956 Withheld Shares in January 2025; 568,363 Withheld Shares in February 2025; and 16,468 Withheld Shares in March 2025, for a total of 585,787 Withheld Shares during the three-month period.

2The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing (a) the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase program, described in Note 6 to the unaudited Consolidated Financial Statements, by (b) the sum of the number of Withheld Shares and the number of shares acquired in our share repurchase program.

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

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File for the period ended March 31, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: April 24, 2025

By	/s/ Christopher F. Carroll
Christopher F. Carroll Executive Vice President, Controller and Chief Accounting and Business Transformation Officer (Principal Accounting Officer)
Date: April 24, 2025