Form 10-Q
period 2025-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2025-07-23
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of the registrant’s common stock outstanding as of July 18, 2025 was 366,266,390.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUE:
Revenue before billable expenses	$2,172.7	$2,327.1	$4,169.0	$4,510.0
Billable expenses	364.1	382.9	690.4	695.9
Total revenue	2,536.8	2,710.0	4,859.4	5,205.9

OPERATING EXPENSES:
Salaries and related expenses	1,378.2	1,557.6	2,792.6	3,130.4
Office and other direct expenses	325.2	358.4	644.4	680.5
Billable expenses	364.1	382.9	690.4	695.9
Cost of services	2,067.5	2,298.9	4,127.4	4,506.8
Selling, general and administrative expenses	46.4	27.6	86.8	65.6
Depreciation and amortization	61.2	65.0	122.2	130.2
Restructuring charges	118.0	0.3	321.3	0.9
Total operating expenses	2,293.1	2,391.8	4,657.7	4,703.5

OPERATING INCOME	243.7	318.2	201.7	502.4

EXPENSES AND OTHER INCOME:
Interest expense	(50.5)	(57.9)	(100.6)	(120.7)
Interest income	26.2	36.6	60.8	85.3
Other expense, net	(1.4)	(1.2)	(38.3)	(10.7)
Total (expenses) and other income	(25.7)	(22.5)	(78.1)	(46.1)

INCOME BEFORE INCOME TAXES	218.0	295.7	123.6	456.3
Provision for income taxes	54.6	75.6	45.4	122.9
INCOME OF CONSOLIDATED COMPANIES	163.4	220.1	78.2	333.4
Equity in net income (loss) of unconsolidated affiliates	0.2	(0.5)	0.1	(0.2)
NET INCOME	163.6	219.6	78.3	333.2
Net income attributable to non-controlling interests	(1.1)	(5.1)	(1.2)	(8.3)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$162.5	$214.5	$77.1	$324.9

Earnings per share available to IPG common stockholders:
Basic	$0.44	$0.57	$0.21	$0.86
Diluted	$0.44	$0.57	$0.21	$0.86

Weighted-average number of common shares outstanding:
Basic	367.9	376.3	370.2	377.4
Diluted	370.1	378.7	372.5	379.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
NET INCOME	$163.6	$219.6	$78.3	$333.2

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation:
Foreign currency translation adjustments	137.4	(29.0)	202.2	(81.3)
Reclassification adjustments recognized in net income	—	—	20.3	—
	137.4	(29.0)	222.5	(81.3)

Derivative instruments:
Recognition of previously unrealized net gain in net income	(1.0)	(0.9)	(2.0)	(1.8)
Income tax effect	0.2	0.2	0.5	0.4
	(0.8)	(0.7)	(1.5)	(1.4)
Defined benefit pension and other postretirement plans:
Net actuarial (loss) gain for the period	(0.2)	(0.5)	(0.4)	0.3
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.3	1.8	4.5	3.7
Settlement losses included in net income	—	(0.1)	—	(0.1)
Other	0.1	0.2	(0.1)	0.3
Income tax effect	(0.5)	(0.3)	(1.0)	(0.8)
	1.7	1.1	3.0	3.4
Other comprehensive income (loss), net of tax	138.3	(28.6)	224.0	(79.3)
TOTAL COMPREHENSIVE INCOME	301.9	191.0	302.3	253.9
Less: comprehensive income attributable to non-controlling interests	1.8	4.8	2.1	6.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$300.1	$186.2	$300.2	$247.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$1,564.4	$2,187.1
Accounts receivable, net of allowance of $37.4 and $37.0, respectively	4,850.7	5,649.7
Accounts receivable, billable to clients	2,103.0	2,088.4
Prepaid expenses	702.6	552.4
Assets held for sale	1.8	51.4
Other current assets	78.6	77.0
Total current assets	9,301.1	10,606.0
Property and equipment, net of accumulated depreciation and amortization of $1,312.7 and $1,258.1, respectively	529.2	566.8
Deferred income taxes	299.7	249.2
Goodwill	4,798.1	4,689.4
Other intangible assets	646.2	659.9
Operating lease right-of-use assets	891.8	1,037.8
Other non-current assets	561.0	516.7
TOTAL ASSETS	$17,027.1	$18,325.8

LIABILITIES:
Accounts payable	$7,185.9	$8,286.1
Accrued liabilities	580.0	661.6
Contract liabilities	654.9	509.0
Short-term borrowings	37.6	40.5
Current portion of long-term debt	0.1	0.1
Current portion of operating leases	247.9	237.2
Liabilities held for sale	—	23.5
Total current liabilities	8,706.4	9,758.0
Long-term debt	2,922.1	2,920.5
Non-current operating leases	977.0	1,056.3
Deferred compensation	187.1	202.3
Other non-current liabilities	449.5	478.6
TOTAL LIABILITIES	13,242.1	14,415.7

Redeemable non-controlling interests (see Note 6)	20.0	45.6

STOCKHOLDERS’ EQUITY:
Common stock	37.4	37.2
Additional paid-in capital	460.0	432.6
Retained earnings	4,294.3	4,440.2
Accumulated other comprehensive loss, net of tax	(889.5)	(1,112.6)
	3,902.2	3,797.4
Less: Treasury stock	189.8	—
Total IPG stockholders’ equity	3,712.4	3,797.4
Non-controlling interests	52.6	67.1
TOTAL STOCKHOLDERS’ EQUITY	3,765.0	3,864.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,027.1	$18,325.8
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78.3	$333.2
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax	(111.3)	(43.9)
Net amortization of bond discounts and deferred financing costs	0.2	0.8
Provision for uncollectible receivables	2.8	4.8
Amortization of restricted stock and other non-cash compensation	31.8	34.5
Net losses on sales of businesses	34.5	4.7
Depreciation and amortization	122.2	130.2
Restructuring charges	145.9	0.9
Other	8.3	17.7
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	1,002.9	1,149.4
Accounts receivable, billable to clients	78.6	17.9
Prepaid expenses	(176.1)	(110.8)
Other current assets	4.9	54.0
Accounts payable	(1,350.1)	(1,309.5)
Accrued liabilities	(68.4)	(203.4)
Contract liabilities	119.8	(66.3)
Other non-current assets and liabilities	(57.3)	(50.9)
Net cash used in operating activities	(133.0)	(36.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(48.4)	—
Capital expenditures	(47.3)	(69.9)
Net proceeds from investments	—	2.3
Net proceeds from sale of businesses, net of cash sold	8.1	(27.2)
Other investing activities	8.1	4.4
Net cash used in investing activities	(79.5)	(90.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(246.4)	(250.5)
Repurchases of common stock	(188.3)	(130.1)
Distributions to non-controlling interests	(18.4)	(8.6)
Tax payments for employee shares withheld	(16.0)	(13.8)
Acquisition-related payments	(15.7)	(2.1)
Repayment of long-term debt	(0.1)	(250.1)
Net increase (decrease) in short-term borrowings	13.6	(21.6)
Other financing activities	0.1	(1.5)
Net cash used in financing activities	(471.2)	(678.3)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	63.4	(32.7)
Net decrease in cash, cash equivalents and restricted cash	(620.3)	(838.1)
Cash, cash equivalents and restricted cash at beginning of period	2,196.4	2,395.1
Cash, cash equivalents and restricted cash at end of period	$1,576.1	$1,557.0
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	373.6	$37.3	$433.8	$4,230.7	$(1,027.1)	$(90.6)	$3,584.1	$60.8	$3,644.9
Net Income				162.5			162.5	1.1	163.6
Other comprehensive income					137.6		137.6	0.7	138.3
Reclassifications related to redeemable non-controlling interests								1.5	1.5
Distributions to non-controlling interests								(11.0)	(11.0)
Change in redemption value of redeemable non-controlling interests				23.0			23.0		23.0
Repurchase of common stock						(99.2)	(99.2)		(99.2)
Common stock dividends ($0.33 per share)				(121.9)			(121.9)		(121.9)
Stock-based compensation	0.2	0.0	26.5				26.5		26.5
Shares withheld for taxes	—	0.1	(0.1)				0.0		0.0
Other			(0.2)				(0.2)	(0.5)	(0.7)
Balance at June 30, 2025	373.8	$37.4	$460.0	$4,294.3	$(889.5)	$(189.8)	$3,712.4	$52.6	$3,765.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	372.4	$37.2	$432.6	$4,440.2	$(1,112.6)	$0.0	$3,797.4	$67.1	$3,864.5
Net Income				77.1			77.1	1.2	78.3
Other comprehensive income					223.1		223.1	0.9	224.0
Reclassifications related to redeemable non-controlling interests								2.1	2.1
Distributions to non-controlling interests								(18.4)	(18.4)
Change in redemption value of redeemable non-controlling interests				23.0			23.0		23.0
Repurchase of common stock						(189.8)	(189.8)		(189.8)
Common stock dividends ($0.66 per share)				(246.0)			(246.0)		(246.0)
Stock-based compensation	2.0	0.2	43.7				43.9		43.9
Shares withheld for taxes	(0.6)	0.0	(16.0)				(16.0)		(16.0)
Other			(0.3)				(0.3)	(0.3)	(0.6)
Balance at June 30, 2025	373.8	$37.4	$460.0	$4,294.3	$(889.5)	$(189.8)	$3,712.4	$52.6	$3,765.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	383.5	$38.3	$737.8	$4,239.1	$(995.7)	$(195.4)	$3,824.1	$59.0	$3,883.1
Net income				214.5			214.5	5.1	219.6
Other comprehensive loss					(28.3)		(28.3)	(0.3)	(28.6)
Reclassifications related to redeemable non-controlling interests			(2.7)				(2.7)	(0.7)	(3.4)
Distributions to non-controlling interests								(4.3)	(4.3)
Change in redemption value of redeemable non-controlling interests				(3.6)			(3.6)		(3.6)
Repurchases of common stock						(68.2)	(68.2)		(68.2)
Common stock dividends ($0.33 per share)				(124.9)			(124.9)		(124.9)
Stock-based compensation	0.2	0.0	25.0				25.0		25.0
Shares withheld for taxes	0.0	0.0	(0.2)				(0.2)		(0.2)
Other			(0.1)				(0.1)	0.6	0.5
Balance at June 30, 2024	383.7	$38.3	$759.8	$4,325.1	$(1,024.0)	$(263.6)	$3,835.6	$59.4	$3,895.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8
Net income				324.9			324.9	8.3	333.2
Other comprehensive loss					(77.8)		(77.8)	(1.5)	(79.3)
Reclassifications related to redeemable non-controlling interests			(2.7)				(2.7)	(0.4)	(3.1)
Distributions to non-controlling interests								(8.6)	(8.6)
Change in redemption value of redeemable non-controlling interests				(3.6)			(3.6)		(3.6)
Repurchases of common stock						(131.1)	(131.1)		(131.1)
Common stock dividends ($0.66 per share)				(250.7)			(250.7)		(250.7)
Stock-based compensation	1.1	0.0	47.8				47.8		47.8
Shares withheld for taxes	(0.4)	0.0	(13.5)				(13.5)		(13.5)
Other			(0.3)				(0.3)	0.4	0.1
Balance at June 30, 2024	383.7	$38.3	$759.8	$4,325.1	$(1,024.0)	$(263.6)	$3,835.6	$59.4	$3,895.0

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
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting only of normal and recurring adjustments necessary for a fair statement of the information for each period contained therein. Certain reclassifications and immaterial adjustments have been made to prior-period financial statements to conform to the current-period presentation, including the recast of certain prior-period amounts to reflect the transfer of agencies between reportable segments.

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
On June 23, 2025, we announced that the U.S. Federal Trade Commission (the "FTC") had concluded its antitrust review of Omnicom's proposed acquisition of Interpublic and reached agreement with Omnicom and IPG on a mutually acceptable consent order. With the agreed consent order, the FTC granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consent order is now subject to a 30-day public comment period and then final acceptance by the FTC. The acquisition remains under review in certain non-U.S. jurisdictions.
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
During the three and six months ended June 30, 2025, $10.9 and $15.7, respectively, of deal costs, comprised of legal, professional and filing fees, were incurred related to the planned acquisition of IPG by Omnicom, which were recorded within selling, general and administrative expenses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 3:  Revenue
Disaggregation of Revenue
We have three reportable segments as of June 30, 2025: MD&E, IA&C and SC&E, as further discussed in Note 12. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended June 30,		Six months ended June 30,
Total revenue:	2025	2024	2025	2024
United States	$1,645.1	$1,755.8	$3,219.0	$3,417.8
International:
United Kingdom	213.2	237.5	395.5	448.4
Continental Europe	242.3	229.5	437.5	433.4
Asia Pacific	173.0	202.6	320.1	375.7
Latin America	93.5	110.2	172.6	202.8
Other	169.7	174.4	314.7	327.8
Total International	891.7	954.2	1,640.4	1,788.1
Total Consolidated	$2,536.8	$2,710.0	$4,859.4	$5,205.9

	Three months ended June 30,		Six months ended June 30,
Revenue before billable expenses:	2025	2024	2025	2024
United States	$1,426.3	$1,525.5	$2,784.5	$3,001.8
International:
United Kingdom	178.0	193.7	337.4	371.7
Continental Europe	202.5	199.2	371.8	378.7
Asia Pacific	140.2	167.3	259.5	310.1
Latin America	86.8	102.2	159.3	189.3
Other	138.9	139.2	256.5	258.4
Total International	746.4	801.6	1,384.5	1,508.2
Total Consolidated	$2,172.7	$2,327.1	$4,169.0	$4,510.0

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended June 30,		Six months ended June 30,
Total revenue:	2025	2024	2025	2024
United States	$613.1	$680.5	$1,219.7	$1,318.2
International	344.3	389.3	638.6	725.0
Total MD&E	$957.4	$1,069.8	$1,858.3	$2,043.2

Revenue before billable expenses:
United States	$611.9	$677.8	$1,213.6	$1,311.3
International	335.8	380.9	621.8	708.8
Total MD&E	$947.7	$1,058.7	$1,835.4	$2,020.1

IA&C	Three months ended June 30,		Six months ended June 30,
Total revenue:	2025	2024	2025	2024
United States	$578.7	$627.0	$1,121.6	$1,251.6
International	370.6	378.0	691.0	717.1
Total IA&C	$949.3	$1,005.0	$1,812.6	$1,968.7

Revenue before billable expenses:
United States	$553.2	$599.3	$1,069.6	$1,200.0
International	307.3	315.6	572.6	596.2
Total IA&C	$860.5	$914.9	$1,642.2	$1,796.2

SC&E	Three months ended June 30,		Six months ended June 30,
Total revenue:	2025	2024	2025	2024
United States	$453.3	$448.3	$877.7	$848.0
International	176.8	186.9	310.8	346.0
Total SC&E	$630.1	$635.2	$1,188.5	$1,194.0

Revenue before billable expenses:
United States	$261.2	$248.4	$501.3	$490.5
International	103.3	105.1	190.1	203.2
Total SC&E	$364.5	$353.5	$691.4	$693.7
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2025	December 31, 2024
Accounts receivable, net of allowance of $37.4 and $37.0, respectively	$4,850.7	$5,649.7
Accounts receivable, billable to clients	2,103.0	2,088.4
Contract assets	47.0	50.1
Contract liabilities (deferred revenue)	654.9	509.0
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $583.0 of unsatisfied performance obligations as of June 30, 2025, which will be recognized as services are performed over the remaining contractual terms through 2030.

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	June 30, 2025	December 31, 2024
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $0.6 and $1.5, respectively)	4.780%	$497.9	$497.6
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $2.0 and $2.9, respectively)	4.920%	645.1	644.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.5 and $2.6, respectively)	2.512%	496.9	496.6
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.1 and $2.5, respectively)	5.650%	294.3	294.0
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $0.9 and $4.5, respectively)	3.448%	494.6	494.4
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.5 and $4.3, respectively)	5.480%	493.2	493.1
Other notes payable and finance leases		0.2	0.3
Total long-term debt		2,922.2	2,920.6
Less: current portion		0.1	0.1
Long-term debt, excluding current portion		$2,922.1	$2,920.5
As of June 30, 2025 and December 31, 2024, the estimated fair value of the Company's long-term debt was $2,750.3 and $2,702.0, respectively. Refer to Note 13 for details.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2025, there were no borrowings under the Credit Agreement; however, we had $9.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7. We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2025.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2025, the Company had uncommitted lines of credit in an aggregate amount of $677.5, under which we had outstanding borrowings of $37.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2025 was $52.3 with a weighted-average interest rate of approximately 6.4%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the second quarter of 2025, there was no commercial paper activity and, as of June 30, 2025, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 5: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income available to IPG common stockholders	$162.5	$214.5	$77.1	$324.9

Weighted-average number of common shares outstanding - basic	367.9	376.3	370.2	377.4
Dilutive effect of stock options and restricted shares	2.2	2.4	2.3	2.3
Weighted-average number of common shares outstanding - diluted	370.1	378.7	372.5	379.7

Earnings per share available to IPG common stockholders:
Basic	$0.44	$0.57	$0.21	$0.86
Diluted	$0.44	$0.57	$0.21	$0.86

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2025	December 31, 2024
Salaries, benefits and related expenses	$335.3	$432.1
Interest	37.0	37.5
Income taxes payable	23.5	80.3
Office and related expenses	16.4	18.7
Acquisition obligations	0.3	5.3
Restructuring charges	72.2	0.4
Other	95.3	87.3
Total accrued liabilities	$580.0	$661.6

Other Expense, Net
Results of operations for the three and six months ended June 30, 2025 and 2024 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net gains/(losses) on sales of businesses	$1.9	$2.1	$(34.5)	$(4.7)
Other	(3.3)	(3.3)	(3.8)	(6.0)
Total other expense, net	$(1.4)	$(1.2)	$(38.3)	$(10.7)
Net gains/(losses) on sales of businesses – During the three and six months ended June 30, 2024, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of accounts receivable and accounts payable, as held for sale within our MD&E, IA&C and SC&E reportable segments. During the three and six months ended June 30, 2025, the amounts recognized were primarily related to the sales of two digital specialist agencies within our MD&E segment, which closed in the fourth quarter of 2024 and the first quarter of 2025.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Other – During the three and six months ended June 30, 2024, and three months ended June 30, 2025, the amounts recognized were primarily related to pension and post-retirement costs. During the six months ended June 30, 2025, the amounts recognized were primarily related to pension and post-retirement costs, partially offset by changes in the fair market value of equity investments.
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
The following table presents our share repurchase activity under our share repurchase programs for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
	2025	2024
Number of shares repurchased	7.4	4.1
Aggregate cost, including fees[1]	$188.3	$130.1
Average price per share, including fees	$25.29	$31.77

1The amount for the six months ended June 30, 2025 and 2024 excludes $1.5 and $1.0 of estimated excise tax on net share repurchases, respectively.
We fully utilized the 2023 and 2024 share repurchase programs during the second quarter of 2024 and 2025, respectively. As of June 30, 2025, $137.1, excluding fees, remains available for repurchase under the 2025 share repurchase program. There is no expiration date associated with the share repurchase program.

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
The following table presents changes in our redeemable non-controlling interests.

	Six months ended June 30,
	2025	2024
Balance at beginning of period	$45.6	$42.3
Change in related non-controlling interests balance	(2.1)	0.4
Changes in redemption value of redeemable non-controlling interests:
Additions	8.6	2.7
Redemptions and other	(9.7)	(6.1)
Redemption value adjustments	(23.0)	3.6
Currency translation adjustments	0.6	(0.1)
Balance at end of period	$20.0	$42.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values.
The Company transferred certain agencies between operating segments as of January 1, 2025 and April 1, 2025, respectively. The agency transfers that occurred as of April 1, 2025 resulted in certain changes to our reporting units and reportable segments. We have allocated goodwill to our reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	MD&E	IA&C	SC&E	Total
Balance at December 31, 2024[1]	$2,332.8	$1,681.8	$674.8	$4,689.4
Goodwill Reallocation	(3.4)	3.4	—	—
Acquisitions[2]	41.9	—	—	41.9
Foreign currency and other	25.7	32.2	8.9	66.8
Balance at June 30, 2025[1]	$2,397.0	$1,717.4	$683.7	$4,798.1

1 The goodwill balances at December 31, 2024 and June 30, 2025 include $207.2 of accumulated impairment within the MD&E reportable segment.
2 The amount for the six months ended June 30, 2025 is due to the acquisition of an e-commerce, intelligence platform, for which we paid $48.4, net of cash acquired.
Note 7:  Income Taxes
For the three and six months ended June 30, 2025, our income tax expense was negatively impacted by our restructuring charges of $118.0 and $321.3, respectively, as well as losses related to the disposition of previously held for sale entities for which we recorded a nominal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. This was partially offset by the release of previously recorded reserves for tax contingencies.
On July 4, 2025, the "One Big Beautiful Bill Act" (OBBBA) was signed into law in the U.S., which contains a broad range of significant tax reform provisions. The Company is currently evaluating the full effects of these legislative changes.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 8:  Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2025 consist of new actions taken in the first half of 2025. Restructuring charges for the three and six months ended June 30, 2024 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The components of restructuring charges for the three and six months ended June 30, 2025 and 2024 are listed below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Severance and termination costs	$53.3	$—	$133.4	$—
Lease impairment costs	23.1	0.3	93.4	0.9
Other related costs	41.6	—	94.5	—
Total restructuring charges	$118.0	$0.3	$321.3	$0.9
2025 Restructuring Actions
In the first quarter of 2025, management initiated restructuring actions, as previously announced, which are designed to transform our business, enhance our offerings and drive significant structural expense savings. Management currently expects the total charges in connection with these actions to be approximately $375.0 - $400.0, a portion being non-cash, which is subject to change upon finalization of the actions. Actions are expected to be completed by the end of 2025.
During the three months ended June 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 900 employees. During the six months ended June 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 2,400 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2025 restructuring actions and reduced our occupied global real estate footprint by approximately 165,000 and 595,000 square feet for the three and six months ended June 30, 2025, respectively, included impairments of operating lease right-of-use assets. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
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
A summary of the restructuring activities related to the 2025 restructuring actions is as follows:

	2025 Restructuring Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at June 30, 2025
Severance and termination costs	$133.4	$4.3	$73.1	$56.0
Lease impairment costs	93.4	93.2	0.2	—
Other related costs	94.5	48.4	29.9	16.2
Total	$321.3	$145.9	$103.2	$72.2
2022 Real Estate Actions & 2020 Restructuring Plan
There were no adjustments to the 2020 Plan and 2022 Real Estate Actions for the three and six months ended June 30, 2025. Net restructuring charges of $0.3 and $0.9 for the three and six months ended June 30, 2024, respectively were related to adjustments to our restructuring actions taken in 2020 and 2022.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 9:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the six months ended June 30, 2025.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.6	$27.07
Performance-based stock (shares)	3.0	$23.64
Cash-settled awards	0.1	$27.18
Total stock-based compensation awards	4.7
During the six months ended June 30, 2025, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $1.3 and $7.9, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2024	$(940.8)	$30.7	$(202.5)	$(1,112.6)
Other comprehensive income (loss) before reclassifications	201.3	—	(0.4)	200.9
Amount reclassified from accumulated other comprehensive loss, net of tax	20.3	(1.5)	3.4	22.2
Balance as of June 30, 2025	$(719.2)	$29.2	$(199.5)	$(889.5)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2023	$(789.1)	$33.5	$(190.6)	$(946.2)
Other comprehensive (loss) income before reclassifications	(79.8)	—	0.7	(79.1)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(1.4)	2.7	1.3
Balance as of June 30, 2024	$(868.9)	$32.1	$187.2	$(1,024.0)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2025	2024	2025	2024
Foreign currency translation adjustments	$—	$—	$20.3	$—	Other expense, net
Net gain on derivative instruments	(1.0)	(0.9)	(2.0)	(1.8)	Other expense, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	2.3	1.7	4.5	3.6	Other expense, net
Tax effect	(0.3)	(0.2)	(0.6)	(0.5)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$1.0	$0.6	$22.2	$1.3

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

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Service cost	$0.0	$0.0	$0.9	$0.9	$0.0	$0.0
Interest cost	0.8	0.9	4.1	3.6	0.2	0.2
Expected return on plan assets	(0.6)	(0.7)	(4.5)	(3.6)	0.0	0.0
Settlements	0.0	0.0	0.0	(0.1)	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.0	0.0	0.0
Unrecognized actuarial losses	0.5	0.4	1.8	1.4	0.0	0.0
Net periodic cost	$0.7	$0.6	$2.3	$2.2	$0.2	$0.2

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
Service cost	$0.0	$0.0	$1.7	$1.7	$0.0	$0.0
Interest cost	1.7	1.8	8.0	7.3	0.4	0.4
Expected return on plan assets	(1.3)	(1.4)	(8.5)	(7.3)	0.0	0.0
Settlements	0.0	0.0	0.0	(0.1)	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.0	0.0	0.0
Unrecognized actuarial losses	1.0	0.8	3.4	2.9	0.1	0.0
Net periodic cost	$1.4	$1.2	$4.6	$4.5	$0.5	$0.4
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the six months ended June 30, 2025, we contributed $0.0 and $5.2 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2025, we expect to contribute approximately $15.0 and $5.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 12:  Segment Information
IPG's agency brands are grouped into reportable segments based on the agencies' primary capabilities. As of June 30, 2025, we have three reportable segments: MD&E, IA&C, and SC&E. We also report results for the "Corporate and other" group.
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

Three Months Ended June 30, 2025	MD&E	IA&C	SC&E	Total

Total revenue	$957.4	$949.3	$630.1	$2,536.8

Revenue before billable expenses	947.7	860.5	364.5	2,172.7

Base salaries, benefits and tax	487.5	526.4	212.9
Incentive expense	38.4	18.5	7.8
Severance expense	1.1	2.1	0.3
Temporary help	18.3	38.1	11.9

Office and other direct expenses	172.5	108.7	44.0

Depreciation and amortization[1]	23.8	11.7	3.1
Restructuring charges[2]	22.4	59.2	7.7
Other segment items[3]	8.6	100.2	270.2

Segment EBITA	$184.8	$84.4	$72.2	$341.4

Amortization of acquired intangibles	20.1	0.7	0.3
Capital expenditures	14.6	6.0	0.7

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $0.7 at MD&E, $20.7 at IA&C and $1.5 at SC&E for the second quarter of June 30, 2025.
3 Includes billable expenses and other salaries and related expenses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Three Months Ended June 30, 2024	MD&E	IA&C	SC&E	Total

Total revenue	$1,069.8	$1,005.0	$635.2	$2,710.0

Revenue before billable expenses	1,058.7	914.9	353.5	2,327.1

Base salaries, benefits and tax	570.5	556.3	218.8
Incentive expense	39.6	30.5	12.5
Severance expense	14.2	17.0	4.1
Temporary help	24.0	35.5	10.8

Office and other direct expenses	202.4	111.8	44.2

Depreciation and amortization[1]	27.0	12.6	3.6
Restructuring charges[2]	0.3	—	—
Other segment items[3]	16.4	102.6	287.7

Segment EBITA	$175.4	$138.7	$53.5	$367.6

Amortization of acquired intangibles	19.1	0.9	0.4
Capital expenditures	17.5	6.5	2.0

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $0.3 at MD&E for the second quarter of June 30, 2024.
3 Includes billable expenses and other salaries and related expenses.

Six Months Ended June 30, 2025	MD&E	IA&C	SC&E	Total

Total revenue	$1,858.3	$1,812.6	$1,188.5	$4,859.4

Revenue before billable expenses	1,835.4	1,642.2	691.4	4,169.0

Base salaries, benefits and tax	986.0	1,062.1	427.5
Incentive expense	81.1	49.3	19.1
Severance expense	1.8	4.0	1.1
Temporary help	35.7	71.5	22.2

Office and other direct expenses	346.1	212.3	86.0

Depreciation and amortization[1]	47.5	23.8	6.5
Restructuring charges[2]	76.3	114.5	29.4
Other segment items[3]	23.6	192.0	506.0

Segment EBITA	$260.2	$83.1	$90.7	$434.0

Amortization of acquired intangibles	39.3	1.6	0.6
Capital expenditures	27.6	9.4	1.2

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $19.7 at MD&E, $39.3 at IA&C and $10.9 at SC&E for the first half of June 30, 2025.
3 Includes billable expenses and other salaries and related expenses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Six Months Ended June 30, 2024	MD&E	IA&C	SC&E	Total

Total revenue	$2,043.2	$1,968.7	$1,194.0	$5,205.9

Revenue before billable expenses	2,020.1	1,796.2	693.7	4,510.0

Base salaries, benefits and tax	1,150.5	1,128.3	439.9
Incentive expense	68.7	49.4	22.1
Severance expense	36.5	37.2	8.8
Temporary help	49.0	71.9	21.9

Office and other direct expenses	382.7	212.8	85.0

Depreciation and amortization[1]	53.5	25.0	7.1
Restructuring charges[2]	0.3	0.3	0.3
Other segment items[3]	33.9	196.7	511.5

Segment EBITA	$268.1	$247.1	$97.4	$612.6

Amortization of acquired intangibles	38.4	1.8	0.9
Capital expenditures	39.0	8.9	2.8

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $0.3 at IA&C, $0.3 at MD&E and $0.3 at SC&E for the first half of June 30, 2024.
3 Includes billable expenses and other salaries and related expenses.

	June 30, 2025	December 31, 2024
Total assets:
MD&E	$9,508.0	$10,253.7
IA&C	4,618.2	4,544.3
SC&E	1,729.0	1,758.9
Corporate and Other	1,171.9	1,768.9
Total	$17,027.1	$18,325.8

The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
MD&E EBITA	$184.8	$175.4	$260.2	$268.1
IA&C EBITA	84.4	138.7	83.1	247.1
SC&E EBITA	72.2	53.5	90.7	97.4
Total segment EBITA	341.4	367.6	434.0	612.6
Corporate and other[1]	(76.6)	(29.0)	(190.8)	(69.1)
Less: consolidated amortization of acquired intangibles	21.1	20.4	41.5	41.1
Operating income	243.7	318.2	201.7	502.4
Total (expenses) and other income	(25.7)	(22.5)	(78.1)	(46.1)
Income before income taxes	$218.0	$295.7	$123.6	$456.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

1 Includes restructuring charges of $28.7 and $101.1 for the second quarter and first half of June 30, 2025, respectively, including non-cash lease impairment costs of $0.2 and $23.3, respectively.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the six months ended June 30, 2025. The following tables present information about our financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$550.1	$—	$—	$550.1	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$0.3	$0.3	Accrued liabilities and Other non-current liabilities

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,139.5	$—	$—	$1,139.5	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$5.5	$5.5	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $(5.2) from December 31, 2024 to June 30, 2025 is primarily due to payments related to our deferred acquisitions payments from prior-year acquisitions. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$—	$2,749.9	$0.4	$2,750.3	$—	$2,701.6	$0.4	$2,702.0
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of June 30, 2025 ranged from 4.0% to 6.0%.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 14:  Commitments and Contingencies
Guarantees
As discussed in our 2024 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of June 30, 2025 and December 31, 2024, the amount of parent company guarantees on lease obligations was $388.1 and $416.1, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $245.8 and $256.6, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $87.4 and $79.6, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both June 30, 2025, and December 31, 2024 there were no material assets pledged as security for such parent company guarantees.
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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that measurably drive growth for businesses and brands. Combining the power of creativity and technology, our approximately 51,300 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
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
On June 23, 2025, we announced that the U.S. Federal Trade Commission (the "FTC") had concluded its antitrust review of Omnicom's proposed acquisition of Interpublic and reached agreement with Omnicom and IPG on a mutually acceptable consent order. With the agreed consent order, the FTC granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consent order is now subject to a 30-day public comment period and then final acceptance by the FTC. The acquisition remains under review in certain non-U.S. jurisdictions.
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
Current Market Conditions
The global macroeconomic backdrop continues to be characterized by complex and dynamic developments, due to active business, economic and geopolitical crosscurrents. Shifting economic developments in the first half of the year, both domestically and among the largest global economic actors, have introduced a greater measure of caution to the global economy, though with impacts that may vary widely by sector and individual client. Several trends continue to support the demand for our services, notably proliferating media complexity and the ongoing evolution, at pace, of consumer interaction with brands and commerce. These trends offer significant long-term support to our growth opportunities, while our ability to leverage our agile and flexible operating model enables us to adapt to changing macro circumstances.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first half of 2025 were the Mexican Peso, the Brazilian Real, and the Canadian Dollar. The foreign currencies that most favorably impacted our results during the first half of 2025 were the British Pound Sterling and the Euro.
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
Results for the three and six months ended June 30, 2025, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2025. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,			Six months ended June 30,
Statement of Operations Data	2025	2024	% Increase/ (Decrease)	2025	2024	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$2,172.7	$2,327.1	(6.6)%	$4,169.0	$4,510.0	(7.6)%
Billable expenses	364.1	382.9	(4.9)%	690.4	695.9	(0.8)%
Total revenue	$2,536.8	$2,710.0	(6.4)%	$4,859.4	$5,205.9	(6.7)%

OPERATING INCOME [1]	$243.7	$318.2	(23.4)%	$201.7	$502.4	(59.9)%

Adjusted EBITA [1,2]	$264.8	$338.6	(21.8)%	$243.2	$543.5	(55.3)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$162.5	$214.5		$77.1	$324.9

Earnings per share available to IPG common stockholders:
Basic	$0.44	$0.57		$0.21	$0.86
Diluted	$0.44	$0.57		$0.21	$0.86

Operating Ratios
Organic change in revenue before billable expenses	(3.5)%	1.7%		(3.6)%	1.5%

Operating margin on revenue before billable expenses	11.2%	13.7%		4.8%	11.1%
Operating margin on total revenue	9.6%	11.7%		4.2%	9.7%

Adjusted EBITA margin on revenue before billable expenses [1,2]	12.2%	14.6%		5.8%	12.1%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	63.4%	66.9%		67.0%	69.4%
Office and other direct expenses	15.0%	15.4%		15.5%	15.1%
Selling, general and administrative expenses	2.1%	1.2%		2.1%	1.5%
Depreciation and amortization	2.8%	2.8%		2.9%	2.9%
Restructuring charges	5.4%	0.0%		7.7%	0.0%

1    For the three months ended June 30, 2025 and 2024, results include restructuring charges of $118.0 and $0.3, respectively. For the six months ended June 30, 2025 and 2024, results include restructuring charges of $321.3 and $0.9, respectively. See "Restructuring Charges" section of this MD&A and Note 8 of Item 1, Financial Statements and Supplementary Data for further information. For the three and six months ended June 30, 2025, results include deal costs of $10.9 and $15.7, respectively, related to the planned acquisition of IPG by Omnicom. See Note 2 of Item 1, Financial Statements and Supplementary Data for further information.
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
Total revenue, which includes billable expenses, decreased (6.4)% during the second quarter of 2025. Our organic decrease of revenue before billable expenses was (3.5)% during the second quarter of 2025, compared to an organic increase of 1.7% during the second quarter of 2024. This was a result of net client losses in our retail, health care and auto & transportation

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

sectors, partially offset by net client wins in our financial services and food and beverage sectors and increased spending from existing clients in our technology & telecom sector. During the second quarter of 2025, our Adjusted EBITA margin on revenue before billable expenses decreased to 12.2% from 14.6% in the prior-year period as the decrease in revenue before billable expenses outpaced the decrease in operating expenses, excluding billable expenses and amortization of acquired intangibles. Adjusted EBITA includes $118.0 of restructuring charges related to our 2025 restructuring actions and $10.9 of deal costs related to the planned acquisition of IPG by Omnicom, which had a (5.4)% and (0.5)% impact, respectively, on Adjusted EBITA margin on revenue before billable expenses. See further discussion below in the “Results of Operations” section.
Total revenue, which includes billable expenses, decreased (6.7)% during the first half of 2025. Our organic decrease of revenue before billable expenses was (3.6)% during the first half of 2025, compared to an organic increase of 1.5% during the first half of 2024. This was a result of net client losses in our retail, health care, and auto & transportation sectors partially offset by net client wins in our financial services and food and beverage sectors, as well as increased spending from existing clients in our technology & telecom sector. During the first half of 2025, our Adjusted EBITA margin on revenue before billable expenses decreased to 5.8% from 12.1% in the prior-year period as the decrease in revenue before billable expenses outpaced the decrease in operating expenses, excluding billable expenses and amortization of acquired intangibles. Adjusted EBITA includes $321.3 of restructuring charges related to our 2025 restructuring actions and $15.7 of deal costs related to the planned acquisition of IPG by Omnicom, which had a (7.7)% and (0.4)% impact, respectively, on Adjusted EBITA margin on revenue before billable expenses. See further discussion below in the “Results of Operations” section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
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

		Components of Change				Change
	Three months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2025	Organic	Total
Consolidated	$2,327.1	$7.9	$(79.9)	$(82.4)	$2,172.7	(3.5)%	(6.6)%
Domestic	1,525.5	—	(59.7)	(39.5)	1,426.3	(2.6)%	(6.5)%
International	801.6	7.9	(20.2)	(42.9)	746.4	(5.4)%	(6.9)%
United Kingdom	193.7	9.6	(6.5)	(18.8)	178.0	(9.7)%	(8.1)%
Continental Europe	199.2	7.4	(0.9)	(3.2)	202.5	(1.6)%	1.7%
Asia Pacific	167.3	0.7	(5.1)	(22.7)	140.2	(13.6)%	(16.2)%
Latin America	102.2	(9.1)	(7.7)	1.4	86.8	1.4%	(15.1)%
Other	139.2	(0.7)	0.0	0.4	138.9	0.3%	(0.2)%
The organic decrease of revenue before billable expenses was (3.5)% during the second quarter of 2025. The organic decrease in our domestic market was primarily due to revenue decreases at our advertising businesses and digital project-based offerings, partially offset by revenue increases at our experiential businesses, public relations agencies and media businesses. In our international markets, the organic decrease was due to revenue decreases across all disciplines, primarily in our Asia Pacific and United Kingdom regions, partially offset by revenue increases at our media businesses in our Other region, led by Canada, as well as at our advertising businesses in our Latin America region.

		Components of Change				Change
	Six months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2025	Organic	Total
Consolidated	$4,510.0	$(19.2)	$(161.5)	$(160.3)	$4,169.0	(3.6)%	(7.6)%
Domestic	3,001.8	—	(118.3)	(99.0)	2,784.5	(3.3)%	(7.2)%
International	1,508.2	(19.2)	(43.2)	(61.3)	1,384.5	(4.1)%	(8.2)%
United Kingdom	371.7	7.8	(12.4)	(29.7)	337.4	(8.0)%	(9.2)%
Continental Europe	378.7	0.7	(3.7)	(3.9)	371.8	(1.0)%	(1.8)%
Asia Pacific	310.1	(3.4)	(11.6)	(35.6)	259.5	(11.5)%	(16.3)%
Latin America	189.3	(19.4)	(14.7)	4.1	159.3	2.2%	(15.8)%
Other	258.4	(4.9)	(0.8)	3.8	256.5	1.5%	(0.7)%
The organic decrease of revenue before billable expenses was (3.6)% during the first half of 2025. The organic decrease in our domestic market was primarily due to revenue decreases at our advertising and digital project-based offerings, partially offset by revenue increases at our media businesses and public relations agencies. In our international markets, the (4.1)% organic decrease was due to revenue decreases at our media businesses and advertising offerings in our Asia Pacific and United Kingdom regions, partially offset by revenue increases at our media businesses in our Other region led by Canada and most disciplines in our Latin America region.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Increase/ (Decrease)	2025	2024	% Increase/ (Decrease)
Salaries and related expenses	$1,378.2	$1,557.6	(11.5)%	$2,792.6	$3,130.4	(10.8)%

As a % of revenue before billable expenses:
Salaries and related expenses	63.4%	66.9%		67.0%	69.4%
Base salaries, benefits and tax	56.5%	57.8%		59.4%	60.3%
Incentive expense	3.0%	3.5%		3.6%	3.1%
Severance expense	0.2%	1.5%		0.2%	1.8%
Temporary help	3.1%	3.0%		3.1%	3.2%
All other salaries and related expenses	0.6%	1.1%		0.7%	1.0%
Total salaries and related expenses decreased (11.5)% during the second quarter of 2025 as compared to the prior-year period, primarily driven by decreased base salaries, benefits and tax, as well as decreases in severance and performance-based employee compensation expenses.
Total salaries and related expenses decreased (10.8)% during the first half of 2025 as compared to the prior-year period, primarily driven by decreased base salaries, benefits and tax, as well as decreases in severance and temporary help expenses, partially offset by an increase in performance-based employee compensation expense.
Office and Other Direct Expenses

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Increase/ (Decrease)	2025	2024	% Increase/ (Decrease)
Office and other direct expenses	$325.2	$358.4	(9.3)%	$644.4	$680.5	(5.3)%

As a % of revenue before billable expenses:
Office and other direct expenses	15.0%	15.4%		15.5%	15.1%
Occupancy expense	3.8%	4.1%		4.0%	4.2%
All other office and other direct expenses [1]	11.2%	11.3%		11.5%	10.9%

1Includes client service costs, including technology & software, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by (9.3)% during the second quarter of 2025 as compared to the prior-year period. The decrease in office and other direct expenses was primarily driven by decreases in occupancy expense, professional consulting fees, new business development, and travel and entertainment expenses, partially offset by increases in technology & software expenses, as well as increased foreign currency losses.
Office and other direct expenses decreased by (5.3)% during the first half of 2025 as compared to the prior-year period. The decrease in office and other direct expenses was primarily driven by factors similar to those noted above for the second quarter of 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three and six months ended June 30, 2025, SG&A increased as compared to the prior-year period, primarily due to deal costs incurred related to the planned acquisition of IPG by Omnicom, as well as increases in technology & software and

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

performance-based employee compensation expenses. Deal costs related to the planned acquisition were $10.9 and $15.7, respectively, for the three and six months ended June 30, 2025 and were comprised of legal, professional and filing fees.
Depreciation and Amortization
During the second quarter and first half of 2025, depreciation and amortization expenses decreased, compared to the prior-year period.
Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2025 consist of new actions taken in the first half of 2025. Restructuring charges for the three and six months ended June 30, 2024 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The components of restructuring charges for the three and six months ended June 30, 2025 and 2024 are listed below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Severance and termination costs	$53.3	$—	$133.4	$—
Lease impairment costs	23.1	0.3	93.4	0.9
Other related costs	41.6	0.0	94.5	0.0
Total restructuring charges	$118.0	$0.3	$321.3	$0.9
2025 Restructuring Actions
In the first quarter of 2025, management initiated restructuring actions, as previously announced, which are designed to transform our business, enhance our offerings and drive significant structural expense savings. Management currently expects the total charges in connection with these actions to be approximately $375.0 - $400.0, a portion being non-cash, which is subject to change upon finalization of the actions. Actions are expected to be completed by the end of 2025.
During the three months ended June 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 900 employees. During the six months ended June 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 2,400 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2025 restructuring actions and reduced our occupied global real estate footprint by approximately 165,000 and 595,000 square feet for the three and six months ended June 30, 2025, respectively, included impairments of operating lease right-of-use assets. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
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
A summary of the restructuring activities related to the 2025 restructuring actions is as follows:

	2025 Restructuring Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at June 30, 2025
Severance and termination costs	$133.4	$4.3	$73.1	$56.0
Lease impairment costs	93.4	93.2	0.2	—
Other related costs	94.5	48.4	29.9	16.2
Total	$321.3	$145.9	$103.2	$72.2
2022 Real Estate Actions & 2020 Restructuring Plan

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

There were no adjustments to the 2020 Plan and 2022 Real Estate Actions for the three and six months ended June 30, 2025. Net restructuring charges of $0.3 and $0.9 for the three and six months ended June 30, 2024, respectively were related to adjustments to our restructuring actions taken in 2020 and 2022.
EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash interest on debt obligations	$(50.5)	$(56.8)	$(100.5)	$(119.3)
Non-cash interest	—	(1.1)	(0.1)	(1.4)
Interest expense	(50.5)	(57.9)	(100.6)	(120.7)
Interest income	26.2	36.6	60.8	85.3
Net interest expense	(24.3)	(21.3)	(39.8)	(35.4)
Other expense, net	(1.4)	(1.2)	(38.3)	(10.7)
Total (expenses) and other income	$(25.7)	$(22.5)	$(78.1)	$(46.1)
Net interest expense increased by $3.0 and by $4.4 for the three and six months ended June 30, 2025, compared to a year ago, primarily attributable to lower interest rates on net deposits and investments.
Other Expense, Net
Results of operations for the three and six months ended June 30, 2025 and 2024 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net gains/(losses) on sales of businesses	$1.9	$2.1	$(34.5)	$(4.7)
Other	(3.3)	(3.3)	(3.8)	(6.0)
Total other expense, net	$(1.4)	$(1.2)	$(38.3)	$(10.7)
Net gains/(losses) on sales of businesses – During the three and six months ended June 30, 2024, the amounts recognized were related to sales of businesses and the classification of certain assets and liabilities, consisting primarily of cash, accounts receivable and accounts payable, as held for sale within our MD&E, IA&C and SC&E reportable segments. During the three and six months ended June 30, 2025, the amounts recognized were primarily related to the sales of two digital specialist agencies within our MD&E segment, which closed in the fourth quarter of 2024 and the first quarter of 2025.
Other – During the three and six months ended June 30, 2024, and three months ended June 30, 2025, the amounts recognized were primarily related to pension and post-retirement costs. During the six months ended June 30, 2025, the amounts recognized were primarily related to pension and post-retirement costs, partially offset by changes in the fair market value of equity investments.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
INCOME BEFORE INCOME TAXES	$218.0	$295.7	$123.6	$456.3
Provision for income taxes	$54.6	$75.6	$45.4	$122.9
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and six months ended June 30, 2025, our income tax expense was negatively impacted by our restructuring charges of $118.0 and $321.3, respectively, as well as losses related to the disposition of previously held for sale entities for which we recorded a nominal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. This was partially offset by the release of previously recorded reserves for tax contingencies.

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
EARNINGS PER SHARE
    Basic and diluted earnings per share available to IPG common stockholders for the three and six months ended June 30, 2025 were $0.44 and $0.21, respectively, compared to basic and diluted earnings per share of $0.57 and $0.86 for the three and six months ended June 30, 2024, respectively.
    Basic and diluted earnings per share for the three months ended June 30, 2025 included negative impacts of $0.05 from the amortization of acquired intangibles, $0.24 from restructuring charges and $0.03 related to deal costs related to the planned acquisition of IPG by Omnicom.
    Basic and diluted earnings per share for the six months ended June 30, 2025 included negative impacts of $0.09 from the amortization of acquired intangibles, $0.65 from restructuring charges, $0.04 related to deal costs related to the planned acquisition of IPG by Omnicom, and $0.09 from net losses on sales of businesses.
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

Segment Results of Operations – Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
As discussed in Note 12 to the unaudited Consolidated Financial Statements, we have three reportable segments as of June 30, 2025: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.
Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2025	Organic	Total
Consolidated	$1,058.7	$1.7	$(79.8)	$(32.9)	$947.7	(3.1)%	(10.5)%
Domestic	677.8	—	(59.7)	(6.2)	611.9	(0.9)%	(9.7)%
International	380.9	1.7	(20.1)	(26.7)	335.8	(7.0)%	(11.8)%
The organic decrease during the second quarter of 2025 was mainly attributable to net client losses in our retail and consumer goods sectors, partially offset by net client wins in our financial services sector and increased spending from existing clients in our technology & telecom sector. The organic decrease in our domestic market during the second quarter of 2025 was primarily driven by revenue decreases at our digital project-based offerings, partially offset by revenue increases at our media businesses. In our international markets, the organic decrease was due to revenue decreases at our media businesses primarily in our Asia Pacific, United Kingdom and Continental Europe regions, partially offset by revenue increases at our media businesses primarily in our Other region led by Canada.

		Components of Change				Change
	Six months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2025	Organic	Total
Consolidated	$2,020.1	$(12.7)	$(159.3)	$(12.7)	$1,835.4	(0.6)%	(9.1)%
Domestic	1,311.3	—	(118.3)	20.6	1,213.6	1.6%	(7.5)%
International	708.8	(12.7)	(41.0)	(33.3)	621.8	(4.7)%	(12.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The organic decrease during the first half of 2025 was mainly attributable to net clients losses in our retail, consumer goods and auto & transportation sectors, partially offset by higher spending from existing clients and net client wins in our healthcare and food & beverage sectors and increased spending from existing clients in our technology & telecom sector. The 1.6% organic increase during the first half of 2025 in our domestic market was attributable to revenue increases at our media businesses and data management and analytics, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the organic decrease was primarily driven by revenue decreases at our media businesses in our Asia Pacific and United Kingdom regions and decreases at decreases at our digital project-based offerings primarily in our United Kingdom and Continental Europe regions, partially offset by revenue increases at our media businesses in our Other region led by Canada.
Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Segment EBITA	$184.8	$175.4	5.4%	260.2	268.1	(2.9)%
Segment EBITA margin on revenue before billable expenses	19.5%	16.6%		14.2%	13.3%
Segment EBITA margin increased during the second quarter of 2025 compared to the prior-year period, as the decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles, outpaced the decrease in our revenue before billable expenses, as discussed above. Segment EBITA reflects the inclusion of $22.4 and $0.3 of restructuring charges for the three months ended June, 2025 and 2024, respectively. Salaries and related expenses decreased as compared to the prior-year period, primarily due to decreases in base salaries, benefits and tax and severance expense. Office and other direct expenses decreased mainly due to decreases in occupancy expense, professional consulting fees, new business development, and travel and entertainment expenses, partially offset by an increase in technology & software expenses and foreign currency losses.
Segment EBITA margin increased during the first half of 2025 compared to the prior-year period, as the decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles, outpaced the decrease in our revenue before billable expenses, as discussed above. Segment EBITA reflects the inclusion of $76.3 and $0.3 of restructuring charges for the six months ended June 30, 2025 and 2024, respectively. The decrease in salaries and related expenses, as compared to the prior-year period, was primarily driven by factors similar to those noted for the second quarter of 2025, as well as decreases in temporary help expense, partially offset by increases in performance-based employee compensation expense. Office and other direct expenses decreased primarily driven by factors similar to those noted above for the second quarter of 2025.

Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.5% and 2.6% during the during the second quarter and first half of 2025, which decreased slightly as compared to the prior-year periods.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2025	Organic	Total
Consolidated	$914.9	$3.1	$—	$(57.5)	$860.5	(6.3)%	(5.9)%
Domestic	599.3	—	—	(46.1)	553.2	(7.7)%	(7.7)%
International	315.6	3.1	—	(11.4)	307.3	(3.6)%	(2.6)%
The organic decrease during the second quarter of 2025 was due to net client losses in our healthcare, auto & transportation and retail sectors, partially offset by net client wins and higher spending from existing clients in our consumer goods sector and net client wins in our food & beverage sector. The (7.7)% organic decrease during the second quarter of 2025 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the (3.6)% organic decrease

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

was due to revenue decreases in our advertising businesses primarily in the United Kingdom and Other region led by the Middle East, partially offset by revenue increases in the Continental Europe and Latin America regions.

		Components of Change				Change
	Six months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2025	Organic	Total
Consolidated	$1,796.2	$(6.7)	$—	$(147.3)	$1,642.2	(8.2)%	(8.6)%
Domestic	1,200.0	—	—	(130.4)	1,069.6	(10.9)%	(10.9)%
International	596.2	(6.7)	—	(16.9)	572.6	(2.8)%	(4.0)%
The organic decrease during the first half of 2025 was due to net client losses and lower spending from existing clients in our health care, auto & transportation, and retail sectors partially offset by net client wins in our technology & telecom and consumer goods sectors, as well as increased spending from existing clients in our financial services sector. The (10.9)% organic decrease during the first half of 2025 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the (2.8)% organic decrease was due to revenue decreases in our advertising businesses primarily in our United Kingdom, Other and Asia Pacific regions, partially offset by revenue increases in our Continental Europe and Latin America regions.
Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Segment EBITA	$84.4	$138.7	(39.1)%	$83.1	$247.1	(66.4)%
Segment EBITA margin on revenue before billable expenses	9.8%	15.2%		5.1%	13.8%
Segment EBITA margin decreased during the second quarter of 2025 compared to the prior-year period, as revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, remained relatively flat. Segment EBITA reflects the inclusion of $59.2 of restructuring charges for the three months ended June 30, 2025. Salaries and related expenses decreased as compared to the prior-year period, primarily due to decreased base salaries, benefits and tax, as well as decreases in severance expense and performance-based employee compensation expenses. Office and other direct expense decreased mainly due to decreases in occupancy and new business development, as well as a decrease in foreign currency losses, partially offset by an increase in technology & software expense.
Segment EBITA margin decreased during the first half of 2025 compared to the prior-year period, as revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. Segment EBITA reflects the inclusion of $114.5 and $0.3 of restructuring charges for the six months ended June 30, 2025 and 2024. Salaries and related expenses decreased as compared to the prior-year period primarily driven by decreased base salaries, benefits and tax, as well as a decrease in severance expense. Office and other direct expense decreased slightly primarily driven by decreases in occupancy, new business development and travel and entertainment expenses, as well as a decrease in professional consulting fees, offset by increases in technology & software expenses, as well as foreign currency losses.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.4% during the second quarter of 2025, which was unchanged compared to the prior-year period, and was 2.6% for the first half of 2025, which increased compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended June 30, 2025	Organic	Total
Consolidated	$353.5	$3.1	$(0.1)	$8.0	$364.5	2.3%	3.1%
Domestic	248.4	—	—	12.8	261.2	5.2%	5.2%
International	105.1	3.1	(0.1)	(4.8)	103.3	(4.6)%	(1.7)%
The organic increase during the second quarter of 2025 was mainly attributable to net client wins in our health care sector and increased spending from existing clients financial services and retail sectors, partially offset by decreased spending from existing clients in our auto & transportation and technology & telecom sectors. The organic increase of 5.2% during the second quarter of 2025 in our domestic market was due to revenue increases at our experiential businesses and public relations agencies. In our international markets, the (4.6)% organic decrease was due to revenue decreases at our public relations agencies in our United Kingdom and Asia Pacific regions, partially offset by revenue increases at our experiential agencies in our Asia Pacific region and public relations agencies in our Other region led by Canada.

		Components of Change				Change
	Six months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Six months ended June 30, 2025	Organic	Total
Consolidated	$693.7	$0.2	$(2.2)	$(0.3)	$691.4	(0.0)%	(0.3)%
Domestic	490.5	—	—	10.8	501.3	2.2%	2.2%
International	203.2	0.2	(2.2)	(11.1)	190.1	(5.5)%	(6.4)%
Organic revenue before billable expenses slightly decreased during the first half of 2025 as lower spending from existing clients in our technology & telecom, auto & transportation, other and food & beverage sectors was offset by net client wins in our healthcare sector and higher spending from existing clients and net client wins in our financial services and retail sectors. The organic increase of 2.2% during the first half of 2025 in our domestic market was driven by revenue increases at our public relations agencies and experiential businesses. In our international markets, the (5.5)% organic decrease was driven by revenue decreases at our experiential businesses across most regions and revenue decreases at our public relations agencies primarily in the United Kingdom, Asia Pacific and Continental Europe regions, partially offset by revenue increases at our public relations agencies in our Other region led by Canada.

Segment EBITA

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Segment EBITA	$72.2	$53.5	35.0%	$90.7	$97.4	(6.9)%
Segment EBITA margin on revenue before billable expenses	19.8%	15.1%		13.1%	14.0%

Segment EBITA margin increased during the second quarter of 2025 compared to the prior-year period, as our revenue before billable expenses, increased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, decreased. Segment EBITA reflects the inclusion of $7.7 of restructuring charges for the three months ended June 30, 2025. Salaries and related expenses decreased as compared to the prior-year period primarily due to decreases in base salaries, benefits and tax, as well as decreases in performance-based employee compensation and severance expenses, partially offset by an increase in temporary help expense. Office and other direct expense decreased slightly mainly due to decreases in occupancy and travel and entertainment expenses, partially offset by an increase in technology & software expenses and foreign currency losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA margin decreased during the first half of 2025 compared to the prior-year period, as our revenue before billable expenses, as discussed above, remained relatively flat and our operating expenses, excluding billable expenses and amortization of acquired intangibles, slightly increased. Segment EBITA reflects the inclusion of $29.4 and $0.3 of restructuring charges for the six months ended June 30, 2025 and 2024, respectively. Salaries and related expenses, as well as office and other direct expenses, decreased as compared to the prior-year period primarily due to factors similar to those noted above for the second quarter of 2025.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 0.9% during the second quarter and first half of 2025, both of which decreased slightly as compared to the prior-year periods.
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
During the second quarter of 2025, Corporate and Other expenses increased by $47.6 compared to the prior-year period to $76.6, primarily attributable to an increase in selling, general and administrative expenses, as well as restructuring charges, which is discussed in the Results of Operations section. During the first half of 2025, Corporate and Other expenses increased by $121.7 compared to the prior-year period to $190.8, primarily attributable to factors similar to those noted for the second quarter of 2025.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2025	2024
Net income (loss)	$78.3	$333.2
Adjustments to reconcile to net cash used in operating activities [1]	234.4	149.7
Net cash used in working capital [2]	(388.4)	(468.7)
Changes in other non-current assets and liabilities	(57.3)	(50.9)
Net cash used in operating activities	$(133.0)	$(36.7)
Net cash used in investing activities	(79.5)	(90.4)
Net cash used in financing activities	(471.2)	(678.3)

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
Net cash used in operating activities during the first half of 2025 was $133.0, which was an increase of $96.3 compared to net cash used in operating activities of $36.7 in the first half of 2024. The change was due to the impact of restructuring charges of $321.3, partially offset by a decrease in working capital usage of $80.3. Working capital use was primarily impacted by the spending levels of our clients, higher prepaid expenses, and variation in the timing of collections and payments around the reporting period.
Investing Activities
Net cash used in investing activities during the first half of 2025 was $79.5, which was a decrease of $10.9 as compared to the first half of 2024, driven by an increase in net proceeds from sale of businesses, net of cash sold and a decrease in capital expenditures as compared to the first half of 2024, partially offset by an increase of cash used for acquisitions, net of cash acquired of $48.4. Payments for capital expenditures decreased to $47.3 in the first half of 2025 from $69.9 in the first half of 2024, primarily attributable to lower spending on computer hardware and internal-use computer software.
Financing Activities
Net cash used in financing activities during the first half of 2025 was $471.2, primarily driven by the payment of common stock dividends of $246.4 and common stock repurchases of $188.3.
Net cash used in financing activities during the first half of 2024 was $678.3, primarily driven by the payment of common stock dividends of $250.5, repayment of long-term debt of $250.1 and common stock repurchases of $130.1.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $63.4 during the first half of 2025. The increase was primarily a result of the U.S. Dollar being weaker than several foreign currencies, including the Euro as of June 30, 2025 as compared to December 31, 2024.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Notable funding requirements include:
•Debt service – As of June 30, 2025, we had outstanding short-term borrowings of $37.6 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2028 through 2048.
•Acquisitions – We paid cash of $48.4, net of cash acquired, related to the acquisition of an e-commerce, intelligence platform, completed in the first half of 2025. We paid deferred payments of $15.7 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first half of 2025. We may also be required to pay approximately $6.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first half of 2025, we paid a quarterly cash dividend of $0.330 per share on our common stock. Total dividends paid during the first half of 2025 were $246.4. Assuming we pay a quarterly dividend of $0.330 per share, and there is no significant change in the number of outstanding shares as of June 30, 2025, we would expect to pay approximately $484.0 over the next twelve months. Whether to declare and the amount of any such future dividend is at the discretion of our Board of Directors (the "Board") and will depend upon factors such as our earnings, financial position and cash requirements.
•U.K. Pension Plan – In December 2023, the Interpublic Limited Pension Plan in the U.K. (the "U.K. Pension Plan"), the Company's U.K. defined benefit pension plan, entered into an agreement with an insurance company to purchase a group annuity, or "buy-in", that matches the plans future projected benefit obligations to covered participants. As part of the annuity purchase contract, the U.K. Pension Plan has the option to complete a "buy-out", which would transfer all liabilities of the plan to the insurer, which the Company anticipates to be completed in 2026. The non-cash settlement charge, net of tax, associated with the transaction is currently estimated to be approximately $180.0 to $200.0 and is subject to finalization of terms and changes in the British Pound Sterling.
•U.S. Pension Plan - In June of 2025, participants of our U.S. defined benefit pension plan were provided the option to request lump sum distributions, which may result in a partial settlement to the plan. The lump sum election window ends August 4, 2025, and a non-cash settlement charge, net of tax, is expected to be incurred in the third quarter of 2025. The Company also expects to make an incremental contribution to the plan in the second half of 2025 of approximately $15.0.
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
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. We fully utilized the 2023 and 2024 share repurchase programs during the second quarter of 2024 and 2025 respectively. As of June 30, 2025, $137.1, excluding fees, remains available under the 2025 share repurchase program. There is no expiration dates associated with the share repurchase program.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029, and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of June 30, 2025, there were no borrowings under the Credit Agreement; however, we had $9.3 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.7.
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2025. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	June 30, 2025	Credit Agreement EBITDA Reconciliation	June 30, 2025
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$441.7
Actual leverage ratio	1.90x	Non-operating adjustments [2]	460.8
		Operating income	902.5
		Add:
		Depreciation and amortization	335.3
		Other non-cash charges reducing operating income	318.9
		Credit Agreement EBITDA [1]	$1,556.7

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
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of June 30, 2025, the Company had uncommitted lines of credit in an aggregate amount of $677.5, under which we had outstanding borrowings of $37.6 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the second quarter of 2025 was $52.3 with weighted-average interest rate of approximately 6.4%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the second quarter of 2025, there was no commercial paper activity, and as of June 30, 2025, there was no commercial paper outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2025, the amount netted was $2,613.3.
DEBT CREDIT RATINGS
Our debt credit ratings as of July 18, 2025, are listed below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue before billable expenses	$2,172.7	$2,327.1	$4,169.0	$4,510.0

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1,2]	$162.5	$214.5	$77.1	$324.9

Add Back:
Provision for income taxes	54.6	75.6	45.4	122.9
Subtract:
Total (expenses) and other income	(25.7)	(22.5)	(78.1)	(46.1)
Equity in net income of unconsolidated affiliates	0.2	(0.5)	0.1	(0.2)
Net income attributable to non-controlling interests	(1.1)	(5.1)	(1.2)	(8.3)
Operating Income (Loss) [1,2]	243.7	318.2	201.7	502.4
Add Back:
Amortization of acquired intangibles	21.1	20.4	41.5	41.1
Adjusted EBITA [1,2]	$264.8	$338.6	$243.2	$543.5
Adjusted EBITA Margin on Revenue before billable expenses	12.2%	14.6%	5.8%	12.1%

1 Calculations include restructuring charges of $118.0 and $321.3 for the three and six months ended June 30, 2025 and $0.3 and $0.9 for the three and six months ended June 30, 2024, respectively. See "Restructuring Charges" section of this MD&A and Note 8 of Item 1, Financial Statements and Supplementary Data for further information.
2 Calculations include $10.9 and $15.7 of deal costs incurred during the three and six months ended June 30, 2025, respectively, related to the planned acquisition of IPG by Omnicom. See Note 2 of Item 1, Financial Statements and Supplementary Data, for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the second quarter of 2025. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of both June 30, 2025 and December 31, 2024, approximately 99% of our debt obligations bore interest rates at fixed rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2024 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 14 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K (the “2024 Annual Report”), which could materially affect our business, financial condition or future results. In the second quarter of 2025, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2024 Annual Report. The risks described in our 2024 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from April 1, 2025, to June 30, 2025:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 - 30	1,544,280	$24.38	1,541,504	$197,480,062
May 1 - 31	1,539,559	$24.92	1,537,301	$159,168,505
June 1 - 30	957,720	$23.11	956,346	$137,066,554
Total	4,041,559	$24.29	4,035,151
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 2,776 Withheld Shares in April 2025; 2,258 Withheld Shares in May 2025; and 1,374 Withheld Shares in June 2025, for a total of 6,408 Withheld Shares during the three-month period.

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

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File for the period ended June 30, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: July 23, 2025

By	/s/ Christopher F. Carroll
Christopher F. Carroll Executive Vice President, Controller and Chief Accounting and Business Transformation Officer (Principal Accounting Officer)
Date: July 23, 2025