Form 10-Q
period 2025-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2025-11-10
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares of the registrant’s common stock outstanding as of October 31, 2025 was 363,328,974.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUE:
Revenue before billable expenses	$2,135.6	$2,242.7	$6,304.6	$6,752.7
Billable expenses	358.4	386.1	1,048.8	1,082.0
Total revenue	2,494.0	2,628.8	7,353.4	7,834.7

OPERATING EXPENSES:
Salaries and related expenses	1,370.3	1,464.0	4,162.9	4,594.4
Office and other direct expenses	304.5	327.1	948.9	1,007.6
Billable expenses	358.4	386.1	1,048.8	1,082.0
Cost of services	2,033.2	2,177.2	6,160.6	6,684.0
Selling, general and administrative expenses	50.3	20.8	137.1	86.4
Depreciation and amortization	62.0	65.3	184.2	195.5
Impairment of goodwill	0.0	232.1	—	232.1
Restructuring charges	129.5	0.5	450.8	1.4
Total operating expenses	2,275.0	2,495..9	6,932.7	7,199.4

OPERATING INCOME	219.0	132.9	420.7	635.3

EXPENSES AND OTHER INCOME:
Interest expense	(48.9)	(54.9)	(149.5)	(175.6)
Interest income	24.3	34.2	85.1	119.5
Other expense, net	(5.7)	(2.7)	(44.0)	(13.4)
Total (expenses) and other income	(30.3)	(23.4)	(108.4)	(69.5)

INCOME BEFORE INCOME TAXES	188.7	109.5	312.3	565.8
Provision for income taxes	58.7	85.3	104.1	208.2
INCOME OF CONSOLIDATED COMPANIES	130.0	24.2	208.2	357.6
Equity in net loss of unconsolidated affiliates	(2.9)	0.0	(2.8)	(0.2)
NET INCOME	127.1	24.2	205.4	357.4
Net income attributable to non-controlling interests	(2.9)	(4.1)	(4.1)	(12.4)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$124.2	$20.1	$201.3	$345.0

Earnings per share available to IPG common stockholders:
Basic	$0.34	$0.05	$0.55	$0.92
Diluted	$0.34	$0.05	$0.54	$0.91

Weighted-average number of common shares outstanding:
Basic	365.0	373.9	368.4	376.2
Diluted	368.0	376.8	370.9	378.7

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
NET INCOME	$127.1	$24.2	$205.4	$357.4

OTHER COMPREHENSIVE INCOME
Foreign currency translation:
Foreign currency translation adjustments	(12.2)	76.5	190.0	(4.8)
Reclassification adjustments recognized in net income	—	1.2	20.3	1.2
	(12.2)	77.7	210.3	(3.6)

Derivative instruments:
Recognition of previously unrealized net gain in net income	(0.9)	(1.0)	(2.9)	(2.8)
Income tax effect	0.2	0.3	0.7	0.7
	(0.7)	(0.7)	(2.2)	(2.1)
Defined benefit pension and other postretirement plans:
Net actuarial gain for the period	0.5	0.0	0.1	0.3
Amortization of unrecognized losses, transition obligation and prior service cost included in net income	2.3	1.9	6.8	5.6
Settlement gains (losses) included in net income	8.5	(0.1)	8.5	(0.2)
Other	0.0	0.1	(0.1)	0.4
Income tax effect	(2.9)	(0.5)	(3.9)	(1.3)
	8.4	1.4	11.4	4.8
Other comprehensive (loss) income, net of tax	(4.5)	78.4	219.5	(0.9)
TOTAL COMPREHENSIVE INCOME	122.6	102.6	424.9	356.5
Less: comprehensive income attributable to non-controlling interests	2.8	4.6	4.9	11.4
COMPREHENSIVE INCOME ATTRIBUTABLE TO IPG	$119.8	$98.0	$420.0	$345.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$1,531.2	$2,187.1
Accounts receivable, net of allowance of $39.7 and $37.0, respectively	4,946.4	5,649.7
Accounts receivable, billable to clients	2,073.6	2,088.4
Prepaid expenses	587.0	552.4
Assets held for sale	196.0	51.4
Other current assets	77.1	77.0
Total current assets	9,411.3	10,606.0
Property and equipment, net of accumulated depreciation and amortization of $1,309.8 and $1,258.1, respectively	502.7	566.8
Deferred income taxes	299.2	249.2
Goodwill	4,750.4	4,689.4
Other intangible assets	615.0	659.9
Operating lease right-of-use assets	831.1	1,037.8
Other non-current assets	555.6	516.7
TOTAL ASSETS	$16,965.3	$18,325.8

LIABILITIES:
Accounts payable	$7,108.5	$8,286.1
Accrued liabilities	615.5	661.6
Contract liabilities	595.7	509.0
Short-term borrowings	56.8	40.5
Current portion of long-term debt	0.1	0.1
Current portion of operating leases	246.0	237.2
Liabilities held for sale	121.3	23.5
Total current liabilities	8,743.9	9,758.0
Long-term debt	2,923.0	2,920.5
Non-current operating leases	919.0	1,056.3
Deferred compensation	186.1	202.3
Other non-current liabilities	481.3	478.6
TOTAL LIABILITIES	13,253.3	14,415.7

Redeemable non-controlling interests (see Note 6)	17.0	45.6

STOCKHOLDERS’ EQUITY:
Common stock	37.4	37.2
Additional paid-in capital	478.1	432.6
Retained earnings	4,294.7	4,440.2
Accumulated other comprehensive loss, net of tax	(893.9)	(1,112.6)
	3,916.3	3,797.4
Less: Treasury stock	259.5	—
Total IPG stockholders’ equity	3,656.8	3,797.4
Non-controlling interests	38.2	67.1
TOTAL STOCKHOLDERS’ EQUITY	3,695.0	3,864.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,965.3	$18,325.8
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205.4	$357.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	184.2	195.5
Restructuring charges	179.8	1.4
Amortization of restricted stock and other non-cash compensation	45.5	52.4
Net losses on sales of businesses	30.0	6.4
Provision for uncollectible receivables	6.9	8.4
Net amortization of bond discounts and deferred financing costs	0.3	0.9
Impairment of goodwill	—	232.1
Deferred income tax	(101.3)	(24.9)
Other	33.5	33.5
Changes in assets and liabilities, net of acquisitions and divestitures, providing (using) cash:
Accounts receivable	852.6	958.9
Accounts receivable, billable to clients	13.1	(19.5)
Prepaid expenses	(70.0)	(58.7)
Other current assets	(3.7)	22.5
Accounts payable	(1,329.0)	(1,223.7)
Accrued liabilities	(9.4)	(183.6)
Contract liabilities	93.6	(115.0)
Other non-current assets and liabilities	(84.4)	(56.9)
Net cash provided by operating activities	47.1	187.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(48.4)	—
Capital expenditures	(73.8)	(107.2)
Net proceeds from investments	—	2.3
Net proceeds from sale of businesses, net of cash sold	8.1	(31.4)
Other investing activities	8.3	4.5
Net cash used in investing activities	(105.8)	(131.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(366.6)	(373.7)
Repurchases of common stock	(257.4)	(230.1)
Distributions to non-controlling interests	(28.0)	(13.7)
Tax payments for employee shares withheld	(16.1)	(13.9)
Acquisition-related payments	(21.5)	(8.7)
Repayment of long-term debt	(0.1)	(250.1)
Net increase (decrease) in short-term borrowings	15.4	(5.7)
Other financing activities	0.2	(1.7)
Net cash used in financing activities	(674.1)	(897.6)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	77.1	(11.1)
Net decrease in cash, cash equivalents and restricted cash	(655.7)	(853.4)
Cash, cash equivalents and restricted cash at beginning of period	2,196.4	2,395.1
Cash, cash equivalents and restricted cash at end of period	$1,540.7	$1,541.7
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	373.8	$37.4	$460.0	$4,294.3	$(889.5)	$(189.8)	$3,712.4	$52.6	$3,765.0
Net Income				124.2			124.2	2.9	127.1
Other comprehensive loss					(4.4)		(4.4)	(0.1)	(4.5)
Reclassifications related to redeemable non-controlling interests								(0.2)	(0.2)
Distributions to non-controlling interests								(9.6)	(9.6)
Change in redemption value of redeemable non-controlling interests				(2.8)			(2.8)		(2.8)
Repurchase of common stock						(69.7)	(69.7)		(69.7)
Common stock dividends ($0.33 per share)				(121.0)			(121.0)		(121.0)
Stock-based compensation	0.2	0.0	18.3				18.3		18.3
Shares withheld for taxes	0.0	—	(0.2)				(0.2)		(0.2)
Other			—				—	(7.4)	(7.4)
Balance at September 30, 2025	374.0	$37.4	$478.1	$4,294.7	$(893.9)	$(259.5)	$3,656.8	$38.2	$3,695.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	372.4	$37.2	$432.6	$4,440.2	$(1,112.6)	$0.0	$3,797.4	$67.1	$3,864.5
Net Income				201.3			201.3	4.1	205.4
Other comprehensive income					218.7		218.7	0.8	219.5
Reclassifications related to redeemable non-controlling interests								1.9	1.9
Distributions to non-controlling interests								(28.0)	(28.0)
Change in redemption value of redeemable non-controlling interests				20.2			20.2		20.2
Repurchase of common stock						(259.5)	(259.5)		(259.5)
Common stock dividends ($0.99 per share)				(367.0)			(367.0)		(367.0)
Stock-based compensation	2.2	0.2	62.0				62.2		62.2
Shares withheld for taxes	(0.6)	—	(16.2)				(16.2)		(16.2)
Other			(0.3)				(0.3)	(7.7)	(8.0)
Balance at September 30, 2025	374.0	$37.4	$478.1	$4,294.7	$(893.9)	$(259.5)	$3,656.8	$38.2	$3,695.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	383.7	$38.3	$759.8	$4,325.1	$(1,024.0)	$(263.6)	$3,835.6	$59.4	$3,895.0
Net income				20.1			20.1	4.1	24.2
Other comprehensive income					77.9		77.9	0.5	78.4
Reclassifications related to redeemable non-controlling interests			0.0				0.0	(0.9)	(0.9)
Distributions to non-controlling interests								(5.1)	(5.1)
Change in redemption value of redeemable non-controlling interests				(1.5)			(1.5)		(1.5)
Repurchases of common stock						(100.9)	(100.9)		(100.9)
Common stock dividends ($0.33 per share)				(124.1)			(124.1)		(124.1)
Stock-based compensation	0.2	0.1	23.2				23.3		23.3
Shares withheld for taxes	0.0	0.0	(0.1)				(0.1)		(0.1)
Other			(4.5)				(4.5)	0.9	(3.6)
Balance at September 30, 2024	383.9	$38.4	$778.4	$4,219.6	$(946.1)	$(364.5)	$3,725.8	$58.9	$3,784.7

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	383.0	$38.3	$728.5	$4,254.5	$(946.2)	$(132.5)	$3,942.6	$61.2	$4,003.8
Net income				345.0			345.0	12.4	357.4
Other comprehensive income (loss)					0.1		0.1	(1.0)	(0.9)
Reclassifications related to redeemable non-controlling interests			(2.7)				(2.7)	(1.3)	(4.0)
Distributions to non-controlling interests								(13.7)	(13.7)
Change in redemption value of redeemable non-controlling interests				(5.1)			(5.1)		(5.1)
Repurchases of common stock						(232.0)	(232.0)		(232.0)
Common stock dividends ($0.99 per share)				(374.8)			(374.8)		(374.8)
Stock-based compensation	1.3	0.1	71.0				71.1		71.1
Shares withheld for taxes	(0.4)	0.0	(13.6)				(13.6)		(13.6)
Other			(4.8)				(4.8)	1.3	(3.5)
Balance at September 30, 2024	383.9	$38.4	$778.4	$4,219.6	$(946.1)	$(364.5)	$3,725.8	$58.9	$3,784.7

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
The Merger Agreement contains customary representations, warranties, and covenants. The stock-for-stock transaction is expected to be tax-free to IPG shareholders.

On March 18, 2025, the shareholders of Omnicom and Interpublic each approved the acquisition of Interpublic at each company's special meeting of stockholders held that day.
We have secured regulatory approvals for Omnicom's pending acquisition of IPG in all required jurisdictions other than the European Union ("EU"). We are continuing to pursue the required EU regulatory approval and expect that the acquisition will close by the end of November 2025.
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
During the three and nine months ended September 30, 2025, $22.8 and $38.5, respectively, of deal costs were incurred related to the planned acquisition of IPG by Omnicom. Deal costs comprised of legal, professional, filing fees, and retention-related compensation expenses were recorded within selling, general and administrative expenses, with the exception of $4.1 recorded within salaries, benefits, and related expenses for both the three and nine months ended September 30, 2025.
On August 11, 2025, in connection with the planned merger, Omnicom commenced an offer to exchange any and all of our outstanding 4.650% Senior Notes due 2028, 4.750% Senior Notes due 2030, 2.400% Senior Notes due 2031, 5.375% Senior Notes due 2033, 3.375% Senior Notes due 2041, and 5.400% Senior Notes due 2048 (collectively, the “IPG Senior Notes”) for up to $2.95 billion in aggregate principal amount of new Omnicom notes and cash, and solicited consents to amend the indentures governing the IPG Senior Notes (the “Proposed Amendments”). On August 25, 2025, Omnicom and IPG announced that Omnicom has received sufficient consents to consummate the consent solicitations, and that IPG executed a supplemental indenture (the “New IPG Supplemental Indenture”) to the existing IPG indentures related to the IPG Senior Notes in order to effect the Proposed Amendments. The Proposed Amendments will become operative upon the consummation of the exchange offers, which are currently set to expire on November 28, 2025, subject to further extension, and which are subject to the closing of the merger and certain other conditions.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 3:  Revenue
Disaggregation of Revenue
We have three reportable segments as of September 30, 2025: MD&E, IA&C and SC&E, as further discussed in Note 12. MD&E principally generates revenue from providing global media and communications services, digital services and products, advertising and marketing technology, e‐commerce services, data management and analytics, strategic consulting, and digital brand experience. IA&C principally generates revenue from providing advertising, corporate and brand identity services, and strategic consulting. SC&E generates revenue from providing best-in-class global public relations and communications services, events, sports and entertainment marketing, and strategic consulting.
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2025	2024	2025	2024
United States	$1,607.7	$1,699.5	$4,826.7	$5,117.3
International:
United Kingdom	223.2	236.3	618.7	684.7
Continental Europe	226.0	211.7	663.5	645.1
Asia Pacific	169.0	190.8	489.1	566.5
Latin America	96.7	117.9	269.3	320.7
Other	171.4	172.6	486.1	500.4
Total International	886.3	929.3	2,526.7	2,717.4
Total Consolidated	$2,494.0	$2,628.8	$7,353.4	$7,834.7

	Three months ended September 30,		Nine months ended September 30,
Revenue before billable expenses:	2025	2024	2025	2024
United States	$1,399.3	$1,467.8	$4,183.8	$4,469.6
International:
United Kingdom	181.4	193.8	518.8	565.5
Continental Europe	180.0	177.5	551.8	556.2
Asia Pacific	144.8	156.9	404.3	467.0
Latin America	88.0	111.9	247.3	301.2
Other	142.1	134.8	398.6	393.2
Total International	736.3	774.9	2,120.8	2,283.1
Total Consolidated	$2,135.6	$2,242.7	$6,304.6	$6,752.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

MD&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2025	2024	2025	2024
United States	$619.0	$662.2	$1,838.4	$1,978.9
International	335.1	379.3	973.7	1,104.3
Total MD&E	$954.1	$1,041.5	$2,812.1	$3,083.2

Revenue before billable expenses:
United States	$613.7	$656.3	$1,826.9	$1,966.1
International	325.1	368.9	947.0	1,077.7
Total MD&E	$938.8	$1,025.2	$2,773.9	$3,043.8

IA&C	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2025	2024	2025	2024
United States	$574.9	$574.0	$1,696.8	$1,827.1
International	365.2	368.9	1,056.2	1,086.0
Total IA&C	$940.1	$942.9	$2,753.0	$2,913.1

Revenue before billable expenses:
United States	$540.8	$546.6	$1,610.8	$1,748.1
International	307.3	302.8	879.8	899.0
Total IA&C	$848.1	$849.4	$2,490.6	$2,647.1

SC&E	Three months ended September 30,		Nine months ended September 30,
Total revenue:	2025	2024	2025	2024
United States	$413.8	$463.3	$1,291.5	$1,311.3
International	186.0	181.1	496.8	527.1
Total SC&E	$599.8	$644.4	$1,788.3	$1,838.4

Revenue before billable expenses:
United States	$244.8	$264.9	$746.1	$755.4
International	103.9	103.2	294.0	306.4
Total SC&E	$348.7	$368.1	$1,040.1	$1,061.8
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2025	December 31, 2024
Accounts receivable, net of allowance of $39.7 and $37.0, respectively	$4,946.4	$5,649.7
Accounts receivable, billable to clients	2,073.6	2,088.4
Contract assets	49.9	50.1
Contract liabilities (deferred revenue)	595.7	509.0
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
The majority of our contracts are for periods of one year or less with the exception of our data management contracts. For those contracts with a term of more than one year, we had approximately $517.4 of unsatisfied performance obligations as of September 30, 2025, which will be recognized as services are performed over the remaining contractual terms through 2030.

Note 4:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts of our long-term debt is listed below.

	Effective Interest Rate	September 30, 2025	December 31, 2024
4.650% Senior Notes due 2028 (less unamortized discount and issuance costs of $0.6 and $1.3, respectively)	4.780%	$498.1	$497.6
4.750% Senior Notes due 2030 (less unamortized discount and issuance costs of $1.9 and $2.8, respectively)	4.920%	645.3	644.6
2.400% Senior Notes due 2031 (less unamortized discount and issuance costs of $0.5 and $2.5, respectively)	2.512%	497.0	496.6
5.375% Senior Notes due 2033 (less unamortized discount and issuance costs of $3.1 and $2.5, respectively)	5.650%	294.5	294.0
3.375% Senior Notes due 2041 (less unamortized discount and issuance costs of $0.9 and $4.5, respectively)	3.448%	494.6	494.4
5.400% Senior Notes due 2048 (less unamortized discount and issuance costs of $2.5 and $4.3, respectively)	5.480%	493.2	493.1
Other notes payable and finance leases		0.4	0.3
Total long-term debt		2,923.1	2,920.6
Less: current portion		0.1	0.1
Long-term debt, excluding current portion		$2,923.0	$2,920.5
As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company's long-term debt was $2,751.9 and $2,702.0, respectively. Refer to Note 13 for details.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2025, there were no borrowings under the Credit Agreement; however, we had $9.1 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.9. We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2025.
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2025, the Company had uncommitted lines of credit in an aggregate amount of $676.7, under which we had outstanding borrowings of $56.8 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2025 was $40.2 with a weighted-average interest rate of approximately 7.4%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2025, there was no commercial paper activity and, as of September 30, 2025, there was no commercial paper outstanding.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 5: Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income available to IPG common stockholders	$124.2	$20.1	$201.3	$345.0

Weighted-average number of common shares outstanding - basic	365.0	373.9	368.4	376.2
Dilutive effect of stock options and restricted shares	3.0	2.9	2.5	2.5
Weighted-average number of common shares outstanding - diluted	368.0	376.8	370.9	378.7

Earnings per share available to IPG common stockholders:
Basic	$0.34	$0.05	$0.55	$0.92
Diluted	$0.34	$0.05	$0.54	$0.91

Note 6:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2025	December 31, 2024
Salaries, benefits and related expenses	$384.3	$432.1
Interest	37.9	37.5
Income taxes payable	0.1	80.3
Office and related expenses	16.4	18.7
Acquisition obligations	0.3	5.3
Restructuring charges	74.9	0.4
Other	101.6	87.3
Total accrued liabilities	$615.5	$661.6

Other Expense, Net
Results of operations for the three and nine months ended September 30, 2025 and 2024 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net gains/(losses) on sales of businesses	$4.5	$(1.7)	$(30.0)	$(6.4)
Other	(10.2)	(1.0)	(14.0)	(7.0)
Total other expense, net	$(5.7)	$(2.7)	$(44.0)	$(13.4)
Net gains/(losses) on sales of businesses – During the three and nine months ended September 30, 2025 and 2024, the amounts recognized primarily related to business disposal activities, including the classification of certain assets and liabilities as held for sale, within our MD&E, IA&C and SC&E reportable segments.
Other – During the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the amounts recognized were primarily related to pension and post-retirement costs, which were partially offset by changes in the fair market value of equity investments for the nine months ended September 30, 2025.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Share Repurchase Programs
On February 11, 2025, the Board authorized a share repurchase program to repurchase from time to time up to $155.0, excluding fees, of our common stock.
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. The timing and amount of repurchases in future periods will depend on market conditions and other funding requirements.
The following table presents our share repurchase activity under our share repurchase programs for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024
Number of shares repurchased	10.1	7.3
Aggregate cost, including fees[1]	$257.4	$230.1
Average price per share, including fees	$25.39	$31.40

1The amount for the nine months ended September 30, 2025 and 2024 excludes $2.1 and $1.9 of estimated excise tax on net share repurchases, respectively.
As of September 30, 2025, $68.1, excluding fees, remains available for repurchase under the 2025 share repurchase program. There is no expiration date associated with the share repurchase program.

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
The following table presents changes in our redeemable non-controlling interests.

	Nine months ended September 30,
	2025	2024
Balance at beginning of period	$45.6	$42.3
Change in related non-controlling interests balance	(1.9)	1.3
Changes in redemption value of redeemable non-controlling interests:
Additions	8.6	2.7
Redemptions and other	(15.6)	(6.1)
Redemption value adjustments	(20.2)	5.1
Currency translation adjustments	0.5	0.3
Balance at end of period	$17.0	$45.6

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Held for Sale
Long-lived assets (disposal groups) to be sold are classified as held for sale in the period which all criteria are met. The Company measures assets (disposal group) held for sale at the lower of their carrying value or fair value less cost to sell.
During the third quarter of 2025, management determined that the assets and liabilities of an agency within our SC&E segment, met the criteria to be presented as held for sale. The planned disposal is expected to be completed within twelve months of designation and does not constitute a strategic shift of the Company's operations and therefore does not meet the discontinued operations criteria.
Any differences due to changes in fair values less costs to sell or carrying values for disposal groups will be recognized as a gain or loss in future financial statements. See further discussion below in the “Goodwill” section within Note 6.
The following table sets provides a reconciliation of the carrying amounts of major classes of assets and liabilities held for sale, respectively, to the amounts presented in the Company's consolidated balance sheets as of September 30, 2025.

September 30, 2025
ASSETS:
Cash and cash equivalents	$7.8
Accounts receivable	45.1
Accounts receivable, billable to clients	91.4
Other current assets	1.4
Goodwill and other intangibles	45.0
Deferred income taxes	1.7
Other non-current assets	3.6
TOTAL ASSETS HELD FOR SALE	$196.0

LIABILITIES:
Accounts payable	$117.0
Accrued liabilities	2.0
Other current Liabilities	0.5
Other non-current liabilities	1.8
TOTAL LIABILITIES HELD FOR SALE	$121.3

NET ASSETS HELD FOR SALE	$74.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values.
During the third quarter of 2025, an agency that comprised a significant portion of a reporting unit within our SC&E segment was classified as held for sale. Additionally, the Company transferred certain agencies between operating segments as of January 1, 2025, April 1, 2025 and September 1, 2025. The agency transfers that occurred as of April 1, 2025 resulted in certain changes to our reporting units and reportable segments. We have allocated goodwill to our reporting units, including the remaining reporting unit subsequent to the held for sale classification, using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the reallocations, and held for sale classification, and determined that no impairment existed.
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	MD&E	IA&C	SC&E	Total
Balance at December 31, 2024[1]	$2,332.8	$1,681.8	$674.8	$4,689.4
Goodwill Reallocation	2.7	(2.7)	—	—
Acquisitions/(Dispositions)[2]	48.2	—	(45.0)	3.2
Foreign currency and other	14.7	35.6	7.5	57.8
Balance at September 30, 2025[1]	$2,398.4	$1,714.7	$637.3	$4,750.4

1 The goodwill balances at December 31, 2024 and September 30, 2025 include $207.2 of accumulated impairment within the MD&E reportable segment.
2 The amount for the nine months ended September 30, 2025 within our MD&E segment is due to the acquisition of an e-commerce, intelligence platform, for which we paid $54.2, net of cash acquired. The amount for the nine months ended September 30, 2025 within our SC&E segment represents goodwill allocated to a business which is held for sale.

Note 7:  Income Taxes
For the three and nine months ended September 30, 2025, our income tax rate was negatively impacted by losses related to the disposition of previously held for sale entities for which we recorded a nominal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. This was partially offset by the release of previously recorded reserves for tax contingencies.
On July 4, 2025, the "One Big Beautiful Bill Act" (OBBBA) was signed into law in the U.S., which contains a broad range of significant tax reform provisions. The Company is currently evaluating the full effects of these legislative changes and does not anticipate a material impact.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 8:  Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2025 consist of new actions taken in the first nine months of 2025. Restructuring charges for the three and nine months ended September 30, 2024 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The components of restructuring charges for the three and nine months ended September 30, 2025 and 2024 are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Severance and termination costs	$44.3	$—	$177.7	$—
Lease impairment costs	14.6	0.4	108.0	1.3
Other related costs	70.6	0.1	165.1	0.1
Total restructuring charges	$129.5	$0.5	$450.8	$1.4
2025 Restructuring Actions
In the first quarter of 2025, management initiated restructuring actions, as previously disclosed, which are designed to transform our business, enhance our offerings and drive significant structural expense savings. Management currently expects the total charges in connection with these actions to be approximately $450.0 - $475.0, a portion being non-cash, which is subject to change upon finalization of the actions. Actions are expected to be completed by the end of 2025.
During the three months ended September 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 800 employees. During the nine months ended September 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 3,200 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2025 restructuring actions and reduced our occupied global real estate footprint by approximately 135,000 and 730,000 square feet for the three and nine months ended September 30, 2025, respectively, included impairments of operating lease right-of-use assets. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.
Other related costs primarily include leasehold improvements and furniture and asset retirement obligations associated with office spaces vacated as part of the 2025 restructuring actions, third-party costs to assist in identifying areas of structural expense savings in relation to our restructuring initiatives, write-offs of unutilized assets, and losses on sales of equity and debt investments. Leasehold improvements and furniture and asset retirement obligations were estimated using market participant assumptions including forecasted net discounted cash flows.
A summary of the restructuring activities related to the 2025 restructuring actions is as follows:

	2025 Restructuring Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2025
Severance and termination costs	$177.7	$4.7	$122.0	$51.0
Lease impairment costs	108.0	107.8	0.2	0.0
Other related costs	165.1	67.3	73.9	23.9
Total	$450.8	$179.8	$196.1	$74.9
2022 Real Estate Actions & 2020 Restructuring Plan
There were no adjustments to the 2020 Plan and 2022 Real Estate Actions for the three and nine months ended September 30, 2025. Net restructuring charges of $0.5 and $1.4 for the three and nine months ended September 30, 2024, respectively were related to adjustments to our restructuring actions taken in 2020 and 2022.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 9:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under various plans established by the Compensation and Leadership Talent Committee of the Board of Directors (the "Compensation Committee") and approved by our stockholders. We issued the following stock-based awards under the 2019 Performance Incentive Plan (the "2019 PIP") during the nine months ended September 30, 2025.

	Awards	Weighted-average grant-date fair value (per award)
Restricted stock (units)	1.6	$27.07
Performance-based stock (shares)	3.0	$23.64
Cash-settled awards	0.1	$27.19
Total stock-based compensation awards	4.7
During the nine months ended September 30, 2025, the Compensation Committee granted performance cash awards under the 2019 PIP and restricted cash awards under the 2020 Restricted Cash Plan with a total annual target value of $1.3 and $8.7, respectively. Cash awards are expensed over the vesting period, which is typically three years for performance cash awards and two years or three years for restricted cash awards.

Note 10:  Accumulated Other Comprehensive Loss, Net of Tax
The following tables present the changes in accumulated other comprehensive loss, net of tax, by component.

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2024	$(940.8)	$30.7	$(202.5)	$(1,112.6)
Other comprehensive income before reclassifications	189.2	—	—	189.2
Amount reclassified from accumulated other comprehensive loss, net of tax	20.3	(2.2)	11.4	29.5
Balance as of September 30, 2025	$(731.3)	$28.5	$(191.1)	$(893.9)

	Foreign Currency Translation Adjustments	Derivative Instruments	Defined Benefit Pension and Other Postretirement Plans	Total
Balance as of December 31, 2023	$(789.1)	$33.5	$(190.6)	$(946.2)
Other comprehensive (loss) income before reclassifications	(3.8)	—	0.8	(3.0)
Amount reclassified from accumulated other comprehensive loss, net of tax	1.2	(2.1)	4.0	3.1
Balance as of September 30, 2024	$(791.7)	$31.4	$(185.8)	$(946.1)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Amounts reclassified from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2025	2024	2025	2024
Foreign currency translation adjustments	$—	$1.2	$20.3	$1.2	Other expense, net
Net gain on derivative instruments	(0.9)	(1.0)	(2.9)	(2.8)	Other expense, net, Interest expense
Amortization of defined benefit pension and postretirement plan items	10.8	1.8	15.3	5.4	Other expense, net
Tax effect	(2.6)	(0.2)	(3.2)	(0.7)	Provision for income taxes
Total amount reclassified from accumulated other comprehensive loss, net of tax	$7.3	$1.8	$29.5	$3.1

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
In June 2025, participants of our Domestic Pension Plan were provided the option to request lump sum distributions, which resulted in a partial settlement of the plan. The lump sum election window ended August 4, 2025. A non-cash settlement charge, net of tax, of $6.5 was incurred in the third quarter of 2025. The Company also expects to make an incremental contribution to the plan in the fourth quarter of 2025 of approximately $16.0.
The components of net periodic cost for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Service cost	$0.0	$0.0	$0.8	$0.8	$0.0	$0.0
Interest cost	0.9	1.0	4.2	3.8	0.2	0.2
Expected return on plan assets	(0.7)	(0.7)	(4.4)	(3.8)	0.0	0.0
Settlements	8.7	0.0	(0.2)	(0.1)	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.1	0.0	0.0
Unrecognized actuarial losses	0.5	0.3	1.7	1.5	0.1	0.0
Net periodic cost	$9.4	$0.6	$2.1	$2.3	$0.3	$0.2

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024
Service cost	$0.0	$0.0	$2.5	$2.5	$0.0	$0.0
Interest cost	2.6	2.8	12.2	11.1	0.6	0.6
Expected return on plan assets	(2.0)	(2.1)	(12.9)	(11.1)	0.0	0.0
Settlements	8.7	0.0	(0.2)	(0.2)	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.1	0.0	0.0
Unrecognized actuarial losses	1.5	1.1	5.1	4.4	0.2	0.0
Net periodic cost	$10.8	$1.8	$6.7	$6.8	$0.8	$0.6
The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2025, we contributed $0.0 and $7.4 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2025, we expect to contribute approximately $16.0 and $2.0 of cash to our domestic and foreign pension plans, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 12:  Segment Information
IPG's agency brands are grouped into reportable segments based on the agencies' primary capabilities. As of September 30, 2025, we have three reportable segments: MD&E, IA&C, and SC&E. We also report results for the "Corporate and other" group.
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

Three Months Ended September 30, 2025	MD&E	IA&C	SC&E	Total

Total revenue	$954.1	$940.1	$599.8	$2,494.0

Revenue before billable expenses	938.8	848.1	348.7	2,135.6

Base salaries, benefits and tax	498.4	523.0	210.6
Incentive expense	21.6	17.0	7.3
Severance expense	0.5	2.5	1.3
Temporary help	19.0	39.2	11.8

Office and other direct expenses	164.0	99.8	40.7

Depreciation and amortization[1]	22.6	11.4	2.9
Restructuring charges[2]	37.1	24.5	11.6
Other segment items[3]	17.4	104.9	254.2

Segment EBITA	$173.5	$117.8	$59.4	$350.7

Amortization of acquired intangibles	22.8	0.6	0.4
Capital expenditures	14.4	6.5	2.4

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $12.5 at MD&E, $0.7 at IA&C and $1.3 at SC&E for the three months ended September 30, 2025.
3 Includes billable expenses and other salaries and related expenses.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Three Months Ended September 30, 2024	MD&E	IA&C	SC&E	Total

Total revenue	$1,041.5	$942.9	$644.4	$2,628.8

Revenue before billable expenses	1,025.2	849.4	368.1	2,242.7

Base salaries, benefits and tax	548.5	535.9	216.8
Incentive expense	36.2	7.1	6.6
Severance expense	7.0	14.5	3.4
Temporary help	22.3	33.7	11.8

Office and other direct expenses	183.1	101.4	42.6

Depreciation and amortization[1]	27.6	12.7	3.4
Restructuring charges[2]	0.5	—	—
Other segment items[3]	20.8	104.1	281.4

Segment EBITA	$195.5	$133.5	$78.4	$407.4

Amortization of acquired intangibles	19.2	0.8	0.3
Impairment of Goodwill	232.1	—	—
Capital expenditures	18.2	7.6	5.4

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $0.4 at MD&E for the three months ended September 30, 2024.
3 Includes billable expenses and other salaries and related expenses.

Nine Months Ended September 30, 2025	MD&E	IA&C	SC&E	Total

Total revenue	$2,812.1	$2,753.0	$1,788.3	$7,353.4

Revenue before billable expenses	2,773.9	2,490.6	1,040.1	6,304.6

Base salaries, benefits and tax	1,483.1	1,586.4	638.1
Incentive expense	102.0	67.0	26.4
Severance expense	2.3	6.5	2.4
Temporary help	54.7	110.7	34.0

Office and other direct expenses	509.4	312.8	126.7

Depreciation and amortization[1]	70.1	35.2	9.4
Restructuring charges[2]	113.3	139.0	41.1
Other segment items[3]	41.1	296.8	760.2

Segment EBITA	$436.1	$198.6	$150.0	$784.7

Amortization of acquired intangibles	62.1	2.2	1.0
Capital expenditures	42.0	15.9	3.6

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $32.2 at MD&E, $40.0 at IA&C and $12.2 at SC&E for the nine months ended September 30, 2025.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
3 Includes billable expenses and other salaries and related expenses.

Nine Months Ended September 30, 2024	MD&E	IA&C	SC&E	Total

Total revenue	$3,083.2	$2,913.1	$1,838.4	$7,834.7

Revenue before billable expenses	3,043.8	2,647.1	1,061.8	6,752.7

Base salaries, benefits and tax	1,697.9	1,665.3	656.7
Incentive expense	104.3	57.1	28.7
Severance expense	43.4	51.8	12.2
Temporary help	71.3	105.6	33.7

Office and other direct expenses	564.5	315.5	127.6

Depreciation and amortization[1]	81.0	37.8	10.5
Restructuring charges[2]	0.8	0.3	0.3
Other segment items[3]	54.7	300.8	792.9

Segment EBITA	$465.3	$378.9	$175.8	$1,020.0

Amortization of acquired intangibles	57.6	2.6	1.2
Impairment of Goodwill	232.1	—	—
Capital expenditures	57.2	16.5	8.2

1 Excludes amortization of acquired intangibles.
2 Non-cash lease impairment costs were comprised of $0.6 at MD&E, $0.3 at IA&C and $0.3 at SC&E for the nine months ended September 30, 2024.
3 Includes billable expenses and other salaries and related expenses.

	September 30, 2025	December 31, 2024
Total assets:
MD&E	$9,652.7	$10,253.0
IA&C	4,508.1	4,545.0
SC&E	1,701.2	1,758.9
Corporate and Other	1,103.3	1,768.9
Total	$16,965.3	$18,325.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The following table presents the reconciliation of segment EBITA to Income before income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
MD&E EBITA	$173.5	$195.5	$436.1	$465.3
IA&C EBITA	117.8	133.5	198.6	378.9
SC&E EBITA	59.4	78.4	150.0	175.8
Total segment EBITA	350.7	407.4	784.7	1,020.0
Corporate and other[1]	(107.9)	(22.1)	(298.7)	(91.2)
Less: consolidated amortization of acquired intangibles	23.8	20.3	65.3	61.4
Less: impairment of goodwill	—	232.1	—	232.1
Operating income	219.0	132.9	420.7	635.3
Total (expenses) and other income	(30.3)	(23.4)	(108.4)	(69.5)
Income before income taxes	$188.7	$109.5	$312.3	$565.8

1 Includes restructuring charges of $56.3 and $157.4 for the third quarter and first nine months of September 30, 2025, respectively, including non-cash lease impairment costs of $0.1 and $23.4, respectively.

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
Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the nine months ended September 30, 2025. The following tables present information about our financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$721.5	$—	$—	$721.5	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$0.3	$0.3	Accrued liabilities and Other non-current liabilities

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,139.5	$—	$—	$1,139.5	Cash and cash equivalents

Liabilities
Contingent acquisition obligations [1]	$—	$—	$5.5	$5.5	Accrued liabilities and Other non-current liabilities

1Contingent acquisition obligations includes deferred acquisition payments and unconditional obligations to purchase additional non-controlling equity shares of consolidated subsidiaries. Fair value measurement of the obligations is based upon actual and projected operating performance targets as specified in the related agreements. The decrease in this balance of $(5.2) from December 31, 2024 to September 30, 2025 is primarily due to payments related to our deferred acquisitions payments from prior-year acquisitions. The amounts payable within the next twelve months are classified in accrued liabilities; any amounts payable thereafter are classified in other non-current liabilities.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Total long-term debt	$—	$2,751.6	$0.3	$2,751.9	$—	$2,701.6	$0.4	$2,702.0
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
The discount rates used as significant unobservable inputs in the Level 3 fair value measurements of our contingent acquisition obligations and long-term debt as of September 30, 2025 ranged from 4.0% to 6.0%.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 14:  Commitments and Contingencies
Guarantees
As discussed in our 2024 Annual Report, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and uncommitted lines of credit of certain subsidiaries. As of September 30, 2025 and December 31, 2024, the amount of parent company guarantees on lease obligations was $364.7 and $416.1, respectively, the amount of parent company guarantees primarily relating to uncommitted lines of credit was $245.7 and $256.6, respectively, and the amount of parent company guarantees related to daylight overdrafts, primarily utilized to manage intra-day overdrafts due to timing of transactions under cash pooling arrangements without resulting in incremental borrowings, was $86.4 and $79.6, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of both September 30, 2025, and December 31, 2024 there were no material assets pledged as security for such parent company guarantees.
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
Intangibles - Goodwill and Other
In September 2025, the Financial Accounting Standards Board issued amended guidance to increase the operability of the recognition guidance considering different methods of software development. This amended guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. We are currently evaluating the impact on our Consolidated Financial Statements and do not anticipate a material impact.
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
Income Taxes
In December 2023, the Financial Accounting Standards Board issued amended guidance to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity's effective tax rate reconciliation, as well as information on taxes paid. This amended guidance is effective for annual periods beginning after December 15, 2024. We do not anticipate that the expanded disclosure requirements will have a material impact on our Consolidated Financial Statements.

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

EXECUTIVE SUMMARY
Our Business
We provide marketing, communications and business transformation services that measurably drive growth for businesses and brands. Combining the power of creativity and technology, our approximately 51,200 employees and operations span all major world markets. Our companies specialize in insights, data, media, creative and production, digital commerce, healthcare marketing and communications, producing marketing solutions for clients that range in scale from large global marketers to regional and local clients. Our comprehensive global services help marketers build brands, increase sales of their products and services, and gain market share.
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
Home to some of the world’s best-known and most innovative communications specialists, IPG global brands include Acxiom, Craft, FCB, FutureBrand, Golin, Initiative, IPG Health, IPG Mediabrands, KINESSO, MAGNA, McCann, Mediahub, Momentum, MRM, MullenLowe Global, Octagon, UM, Weber Shandwick and more.

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
We believe the combined company will bring together the industry’s deepest bench of marketing talent, and the broadest and most innovative services and products, driven by the most advanced sales and marketing platform. Together, the companies will expand their capacity to create comprehensive full-funnel solutions that deliver better business outcomes for the world’s most sophisticated clients. We anticipate the combined company will have over 100,000 expert practitioners, delivering end-to-end services across media, precision marketing, CRM, data, digital commerce, advertising, healthcare, public relations and branding.
On March 18, 2025, the shareholders of Omnicom and Interpublic each approved the acquisition of Interpublic at each company's special meeting of stockholders held that day.
We have secured regulatory approvals for Omnicom’s pending acquisition of IPG in all required jurisdictions other than the EU. We are continuing to pursue the required EU regulatory approval and expect that the acquisition will close by the end of November 2025.
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
On August 11, 2025, in connection with the planned merger, Omnicom commenced an offer to exchange any and all of our outstanding 4.650% Senior Notes due 2028, 4.750% Senior Notes due 2030, 2.400% Senior Notes due 2031, 5.375% Senior Notes due 2033, 3.375% Senior Notes due 2041, and 5.400% Senior Notes due 2048 (collectively, the “IPG Senior Notes”) for up to $2.95 billion in aggregate principal amount of new Omnicom notes and cash, and solicited consents to amend the indentures governing the IPG Senior Notes (the “Proposed Amendments”). On August 25, 2025, Omnicom and IPG announced that Omnicom has received sufficient consents to consummate the consent solicitations, and that IPG executed a supplemental indenture (the “New IPG Supplemental Indenture”) to the existing IPG indentures related to the IPG Senior Notes in order to effect the Proposed Amendments. The Proposed Amendments will become operative upon the consummation of the exchange offers, which are currently set to expire on November 28, 2025, subject to further extension, and which are subject to the closing of the merger and certain other conditions.
Current Market Conditions
The global macroeconomic backdrop continues to be characterized by complex and dynamic developments, due to active business, economic and geopolitical crosscurrents. Shifting economic developments in the first nine months of the year, both domestically and among the largest global economic actors, have introduced a greater measure of caution to the global

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

economy, though with impacts that may vary widely by sector and individual client. Several trends continue to support the demand for our services, notably proliferating media complexity and the ongoing evolution, at pace, of consumer interaction with brands and commerce platforms. These trends offer significant long-term support to our growth opportunities, while our ability to leverage our agile and flexible operating model enables us to adapt to changing macro circumstances.
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
The change in our operating performance attributable to changes in foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact to our operations related to each geographic region depends on the significance and operating performance of the region. The foreign currencies that most adversely impacted our results during the first nine months of 2025 were the Mexican Peso, the Brazilian Real, and the Canadian Dollar. The foreign currency that most favorably impacted our results during the first nine months of 2025 was the British Pound Sterling.
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
Results for the three and nine months ended September 30, 2025, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2025. The Consolidated Financial Statements and MD&A presented herein reflect the latest estimates and assumptions made by us that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We believe we have used reasonable estimates and assumptions to assess the fair values of the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; assessment of the annual effective tax rate; valuation of deferred income taxes and the allowance for expected credit losses on future uncollectible accounts receivable. If actual market conditions vary significantly from those currently projected, these estimates and assumptions could materially change resulting in adjustments to the carrying values of our assets and liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents a summary of our financial performance for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,			Nine months ended September 30,
Statement of Operations Data	2025	2024	% Increase/ (Decrease)	2025	2024	% Increase/ (Decrease)
REVENUE:
Revenue before billable expenses	$2,135.6	$2,242.7	(4.8)%	$6,304.6	$6,752.7	(6.6)%
Billable expenses	358.4	386.1	(7.2)%	1,048.8	1,082.0	(3.1)%
Total revenue	$2,494.0	$2,628.8	(5.1)%	$7,353.4	$7,834.7	(6.1)%

OPERATING INCOME [1]	$219.0	$132.9	64.8%	$420.7	$635.3	(33.8)%

Adjusted EBITA [1,2]	$242.8	$385.3	(37.0)%	$486.0	$928.8	(47.7)%

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$124.2	$20.1		$201.3	$345.0

Earnings per share available to IPG common stockholders:
Basic	$0.34	$0.05		$0.55	$0.92
Diluted	$0.34	$0.05		$0.54	$0.91

Operating Ratios
Organic change in revenue before billable expenses	(2.9)%	0.0%		(3.3)%	1.0%

Operating margin on revenue before billable expenses	10.3%	5.9%		6.7%	9.4%
Operating margin on total revenue	8.8%	5.1%		5.7%	8.1%

Adjusted EBITA margin on revenue before billable expenses [1,2]	11.4%	17.2%		7.7%	13.8%

Expenses as a % of revenue before billable expenses:
Salaries and related expenses	64.2%	65.3%		66.0%	68.0%
Office and other direct expenses	14.3%	14.6%		15.1%	14.9%
Selling, general and administrative expenses	2.4%	0.9%		2.2%	1.3%
Depreciation and amortization	2.9%	2.9%		2.9%	2.9%
Impairment of goodwill	—%	10.3%		—%	3.4%
Restructuring charges	6.1%	0.0%		7.2%	0.0%

1    For the three months ended September 30, 2025 and 2024, results include restructuring charges of $129.5 and $0.5, respectively. For the nine months ended September 30, 2025 and 2024, results include restructuring charges of $450.8 and $1.4, respectively. See "Restructuring Charges" section of this MD&A and Note 8 of Item 1, Financial Statements and Supplementary Data for further information. For the three and nine months ended September 30, 2025, results include deal costs of $22.8 and $38.5, respectively, related to the planned acquisition of IPG by Omnicom. See Note 2 of Item 1, Financial Statements and Supplementary Data for further information.
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
Total revenue, which includes billable expenses, decreased (5.1)% during the third quarter of 2025 from the third quarter of 2024. Our organic decrease of revenue before billable expenses was (2.9)% during the third quarter of 2025, which, as

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

expected, continued to reflect the impact of client account activity that concluded in 2024, with our three largest account losses in 2024 weighing significantly on this year’s third quarter. That impact is reflected in our results across a number of geographic regions and disciplines. While net revenue headwinds from earlier activity persisted in the third quarter, our organic performance underlying the impact of our largest losses was positive and improved from earlier in the year.
We believe that we are positioned to continue that upward trend in the fourth quarter and into 2026, due to our pick-up in net new business in 2025, to new offerings including our principal trading platform, and to the significant changes we’ve made in the business through our program of strategic transformation. Our client offerings will be further enhanced by the very strong strategic fit with the capabilities and geographies at Omnicom.
In the third quarter, client growth was led by the Food & Beverage sector, where we have tailwinds due to net business wins, and by solid performance across the Financial Services, Health Care, and Technology & Telecom sectors. Growth in the Health Care sector, despite the impact of trailing client activity, was a highlight in the quarter. Revenue headwinds due to prior period losses weighed on the Retail, Auto and Consumer Goods sectors. Our Other sector, which includes public sector clients, also decreased in the quarter, impacted by macro factors.
Our adjusted EBITA in the third quarter of 2025 was $242.8. Adjusted EBITA in the third quarter of 2025 includes the impact of $129.5 of restructuring charges related to our 2025 restructuring actions and $22.8 of deal costs related to the planned acquisition of IPG by Omnicom, which had a (6.1)% and (1.1)% impact, respectively, on adjusted EBITA margin on revenue before billable expenses. Our third quarter result, which builds on our step-function improvement in this year’s second quarter, is due to our program of strategic transformation and structural cost reduction, as well as to our underlying strong performance in media and healthcare.
Our investment in transformation and restructuring, reflected in restructuring charges, was $129.5 and $450.8 in the third quarter and first nine months of 2025, respectively, a substantial portion of which was non-cash. These expenses are commensurate with the significant scope of opportunity and action identified by management for operational improvement and structural cost savings.
We continued to demonstrate significant progress across our primary measures of success for transformational achievement: greater functional centralization to further our enterprise-level focus on platform benefits in key areas, including client-facing capabilities such as production and analytics, as well corporate functions such as IT, finance, and HR management. This accelerates the evolution of our organization and enhances the parts of our business that are growing while addressing areas of the portfolio where we see opportunity to embed precision and performance more fully into our service offerings. As a result, we have become both a more agile and efficient company, and exceeded our initial objectives for enterprise re-design, client service delivery enhancements and ongoing operating efficiencies.
Our diluted EPS in the third quarter of 2025 was $0.34, which included several expense items that had significant per-share impacts on that reported result. Diluted EPS includes negative impacts of $0.27 from restructuring charges, $0.06 related to deal costs, $0.05 from the amortization of acquired intangibles, and $0.02 related to a partial settlement of a domestic pension plan. Adjusted EPS also includes the positive impact of $0.01 from net gains on sales of businesses and the classification of certain assets as held for sale.
During the third quarter of 2025, we returned $69 to shareholders under our share repurchase program, bringing total year-to-date share repurchases to $257.
Performance in the third quarter and first nine months of 2025 is largely consistent with our expectations for revenue and margin as previously guided for the full year. Despite the fact that volatility in the macro environment remained elevated in the third quarter, clients continued to engage with us constructively in order to evaluate their alternatives across marketing investment levels, content and messaging, and the optimal mix of channels and disciplines. These conversations are specific to each of their business situations and desired business outcomes. Our engagement with clients across the portfolio, given its wide range, allows us to report that marketers as a whole have not reacted reflexively to the changing business landscape. While there is variation by individual client, our overall experience has netted out at levels that are broadly consistent with what we expected, and we have not seen a marked change in net client activity.
We believe that the forthcoming combination with Omnicom offers compelling benefits for clients and shareholders. Combining our deep pools of talent, and our complementary capabilities, geographic strengths, and platform assets, will result in an organization with unmatched ability to deliver business outcomes for marketers in every industry sector, around the world. Together, we are confident that we will create a company that can drive growth for clients with the most comprehensive and powerful range of marketing and sales solutions incorporating data, media, creativity, and technology. It’s an exciting vision and one that we are confident will soon become a reality.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
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

		Components of Change				Change
	Three months ended September 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2025	Organic	Total
Consolidated	$2,242.7	$17.8	$(60.7)	$(64.2)	$2,135.6	(2.9)%	(4.8)%
Domestic	1,467.8	—	(46.2)	(22.3)	1,399.3	(1.5)%	(4.7)%
International	774.9	17.8	(14.5)	(41.9)	736.3	(5.4)%	(5.0)%
United Kingdom	193.8	7.9	(4.2)	(16.1)	181.4	(8.3)%	(6.4)%
Continental Europe	177.5	10.6	(0.6)	(7.5)	180.0	(4.2)%	1.4%
Asia Pacific	156.9	(0.3)	(2.4)	(9.4)	144.8	(6.0)%	(7.7)%
Latin America	111.9	(2.3)	(7.2)	(14.4)	88.0	(12.9)%	(21.4)%
Other	134.8	1.9	(0.1)	5.5	142.1	4.1%	5.4%
The organic decrease of revenue before billable expenses was (2.9)% during the third quarter of 2025. The decrease was due to net client losses in our retail and auto & transportation sectors, as well as decreased spending from existing clients in our other sector, partially offset by net client wins and increased spending from existing clients in our health care and food and beverage sectors. The organic decrease in our domestic market was primarily due to revenue decreases at our sports marketing business, advertising businesses, digital project-based offerings and data management and analytics, partially offset by revenue increases at our media businesses. In our international markets, the organic decrease was primarily due to revenue decreases at our media businesses and our digital project based offerings across nearly all regions, as well as decreases in our advertising businesses primarily in our Latin America and United Kingdom regions, partially offset by revenue increases at our advertising businesses in our Other region, led by the Middle East.

		Components of Change				Change
	Nine months ended June 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended June 30, 2025	Organic	Total
Consolidated	$6,752.7	$(1.4)	$(222.2)	$(224.5)	$6,304.6	(3.3)%	(6.6)%
Domestic	4,469.6	—	(164.5)	(121.3)	4,183.8	(2.7)%	(6.4)%
International	2,283.1	(1.4)	(57.7)	(103.2)	2,120.8	(4.5)%	(7.1)%
United Kingdom	565.5	15.7	(16.6)	(45.8)	518.8	(8.1)%	(8.3)%
Continental Europe	556.2	11.3	(4.3)	(11.4)	551.8	(2.0)%	(0.8)%
Asia Pacific	467.0	(3.7)	(14.0)	(45.0)	404.3	(9.6)%	(13.4)%
Latin America	301.2	(21.7)	(21.9)	(10.3)	247.3	(3.4)%	(17.9)%
Other	393.2	(3.0)	(0.9)	9.3	398.6	2.4%	1.4%
The organic decrease of revenue before billable expenses was (3.3)% during the first nine months of 2025. The decrease was due to net client losses in our retail, auto & transportation, and health care sectors, as well as decreased spending from existing clients in our other sector, partially offset by net client wins and increased spending from existing clients in our food and beverage and financial services sectors, as well as increased spending from existing clients in our technology & telecom sector. The organic decrease in our domestic market was primarily due to revenue decreases at our advertising and digital project-based offerings, partially offset by revenue increases at our media businesses. In our international markets, the (4.5)% organic decrease was due to revenue decreases at our media businesses and advertising offerings in our Asia Pacific, United

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Kingdom and Latin America regions, partially offset by revenue increases at our media businesses in our Other region led by Canada.
Refer to the segment discussion later in this MD&A for information on changes in revenue before billable expenses by segment.
Salaries and Related Expenses

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Increase/ (Decrease)	2025	2024	% Increase/ (Decrease)
Salaries and related expenses	$1,370.3	$1,464.0	(6.4)%	$4,162.9	$4,594.4	(9.4)%

As a % of revenue before billable expenses:
Salaries and related expenses	64.2%	65.3%		66.0%	68.0%
Base salaries, benefits and tax	57.7%	58.0%		58.8%	59.5%
Incentive expense	2.1%	2.2%		3.1%	2.8%
Severance expense	0.2%	1.1%		0.2%	1.6%
Temporary help	3.3%	3.0%		3.2%	3.1%
All other salaries and related expenses	0.9%	1.0%		0.7%	1.0%
Total salaries and related expenses decreased (6.4)% during the third quarter of 2025 as compared to the prior-year period, primarily driven by decreased base salaries, benefits and tax and severance expense.
Total salaries and related expenses decreased (9.4)% during the first nine months of 2025 as compared to the prior-year period, primarily driven factors similar to those noted above the third quarter of 2025, partially offset by an increase in performance-based employee compensation expense.
All other salaries and related expenses included $4.1 of deal costs related to the planned acquisition of IPG by Omnicom during the third quarter and first nine months of 2025.
Office and Other Direct Expenses

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Increase/ (Decrease)	2025	2024	% Increase/ (Decrease)
Office and other direct expenses	$304.5	$327.1	(6.9)%	$948.9	$1,007.6	(5.8)%

As a % of revenue before billable expenses:
Office and other direct expenses	14.3%	14.6%		15.1%	14.9%
Occupancy expense	3.8%	4.2%		3.9%	4.2%
All other office and other direct expenses [1]	10.5%	10.4%		11.2%	10.7%

1Includes client service costs, including technology & software, non-pass through production expenses, travel and entertainment, professional fees, spending to support new business activity, office supplies, bad debt expense, adjustments to contingent acquisition obligations, foreign currency losses (gains) and other expenses.
Office and other direct expenses decreased by (6.9)% during the third quarter of 2025 as compared to the prior-year period. The decrease in office and other direct expenses was primarily driven by decreases in occupancy expense, largely related to savings as a result of real estate restructuring actions taken in 2025, as well as decreased professional consulting fees, partially offset by increases in technology & software expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and other direct expenses decreased by (5.8)% during the first nine months of 2025 as compared to the prior-year period. The decrease in office and other direct expenses was primarily driven by factors similar to those noted above for the third quarter of 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are primarily the unallocated expenses of our "Corporate and Other" group, as detailed further in the segment discussion later in this MD&A, excluding depreciation and amortization. For the three and nine months ended September 30, 2025, SG&A increased as compared to the prior-year period, primarily due to deal costs incurred related to the planned acquisition of IPG by Omnicom, as well as increases in technology & software and performance-based employee compensation expenses. SG&A includes deal costs related to the planned acquisition of $18.7 and $34.4, respectively, for the three and nine months ended September 30, 2025, which were comprised of legal, professional and filing fees, as well as retention-related compensation expenses.
Depreciation and Amortization
During the third quarter and first nine months of 2025, depreciation and amortization expenses decreased compared to the prior-year period.
Impairment of Goodwill
During the third quarter and first nine months of 2024, we recorded impairment of goodwill of $232.1.
Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2025 consist of new actions taken in the first nine months of 2025. Restructuring charges for the three and nine months ended September 30, 2024 represent adjustments to the 2022 Real Estate Actions, as well as adjustments to the actions taken in 2020. The components of restructuring charges for the three and nine months ended September 30, 2025 and 2024 are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Severance and termination costs	$44.3	$—	$177.7	$—
Lease impairment costs	14.6	0.4	108.0	1.3
Other related costs	70.6	0.1	165.1	0.1
Total restructuring charges	$129.5	$0.5	$450.8	$1.4
2025 Restructuring Actions
In the first quarter of 2025, management initiated restructuring actions, as previously disclosed, which are designed to transform our business, enhance our offerings and drive significant structural expense savings. Management currently expects the total charges in connection with these actions to be approximately $450.0 - $475.0, a portion being non-cash, which is subject to change upon finalization of the actions. Actions are expected to be completed by the end of 2025.
During the three months ended September 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 800 employees. During the nine months ended September 30, 2025, severance and termination costs related to a planned reduction in workforce of approximately 3,200 employees. The employee groups affected include executive, regional and account management as well as administrative, creative and media production personnel.
Lease impairment costs, which relate to the office spaces that were vacated as part of the 2025 restructuring actions and reduced our occupied global real estate footprint by approximately 135,000 and 730,000 square feet for the three and nine months ended September 30, 2025, respectively, included impairments of operating lease right-of-use assets. Lease impairments were calculated based on estimated fair values using market participant assumptions including forecasted net discounted cash flows related to the operating lease right-of-use assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other related costs primarily include leasehold improvements and furniture and asset retirement obligations associated with office spaces vacated as part of the 2025 restructuring actions, third-party costs to assist in identifying areas of structural expense savings in relation to our restructuring initiatives, write-offs of unutilized assets, and losses on sales of equity and debt investments. Leasehold improvements and furniture and asset retirement obligations were estimated using market participant assumptions including forecasted net discounted cash flows.
A summary of the restructuring activities related to the 2025 restructuring actions is as follows:

	2025 Restructuring Actions
	Restructuring Expense	Non-Cash Items	Cash Payments	Liability at September 30, 2025
Severance and termination costs	$177.7	$4.7	$122.0	$51.0
Lease impairment costs	108.0	107.8	0.2	0.0
Other related costs	165.1	67.3	73.9	23.9
Total	$450.8	$179.8	$196.1	$74.9

2022 Real Estate Actions & 2020 Restructuring Plan
There were no adjustments to the 2020 Plan and 2022 Real Estate Actions for the three and nine months ended September 30, 2025. Net restructuring charges of $0.5 and $1.4 for the three and nine months ended September 30, 2024, respectively, were related to adjustments to our restructuring actions taken in 2020 and 2022.
EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash interest on debt obligations	$(48.8)	$(54.6)	$(149.3)	$(173.9)
Non-cash interest	(0.1)	(0.3)	(0.2)	(1.7)
Interest expense	(48.9)	(54.9)	(149.5)	(175.6)
Interest income	24.3	34.2	85.1	119.5
Net interest expense	(24.6)	(20.7)	(64.4)	(56.1)
Other expense, net	(5.7)	(2.7)	(44.0)	(13.4)
Total (expenses) and other income	$(30.3)	$(23.4)	$(108.4)	$(69.5)

Net interest expense increased by $3.9 and by $8.3 for the three and nine months ended September 30, 2025, compared to a year ago, primarily attributable to lower interest rates on net deposits and investments.
Other Expense, Net
Results of operations for the three and nine months ended September 30, 2025 and 2024 include certain items that are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net gains/(losses) on sales of businesses	$4.5	$(1.7)	$(30.0)	$(6.4)
Other	(10.2)	(1.0)	(14.0)	(7.0)
Total other expense, net	$(5.7)	$(2.7)	$(44.0)	$(13.4)
Net gains/(losses) on sales of businesses – During the three and nine months ended September 30, 2025 and 2025, the amounts recognized primarily related to business disposal activities, including the classification of certain assets and liabilities as held for sale, within our MD&E, IA&C and SC&E reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other – During the three and nine months ended September 30, 2024, and three months ended September 30, 2025, the amounts recognized were primarily related to pension and post-retirement costs. During the nine months ended September 30, 2025, the amounts recognized were primarily related to pension and post-retirement costs, partially offset by changes in the fair market value of equity investments.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
INCOME BEFORE INCOME TAXES	$188.7	$109.5	$312.3	$565.8
Provision for income taxes	$58.7	$85.3	$104.1	$208.2
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three and nine months ended September 30, 2025, our income tax rate was negatively impacted by losses related to the disposition of previously held for sale entities for which we recorded a nominal tax benefit and by losses in certain foreign jurisdictions where we receive no tax benefit due to 100% valuation allowances. This was partially offset by the release of previously recorded reserves for tax contingencies.
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
EARNINGS PER SHARE
    Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2025 were $0.34 and $0.55, respectively, compared to basic earnings per share of $0.05 and $0.92 for the three and nine months ended September 30, 2024, respectively. Diluted earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2025 were $0.34 and $0.54, respectively, compared to diluted earnings per share of $0.05 and $0.91 for the three and nine months ended September 30, 2024, respectively.
    Basic and diluted earnings per share for the three months ended September 30, 2025 included negative impacts of $0.05 from the amortization of acquired intangibles, $0.27 from restructuring charges, $0.06 related to deal costs related to the planned acquisition of IPG by Omnicom, and $0.02 related to the partial settlement of a domestic pension plan, partially offset by a positive impact of $0.01 from net gains on sales of businesses and the classification of certain assets as held for sale.
    Basic and diluted earnings per share for the nine months ended September 30, 2025 included negative impacts of $0.14 from the amortization of acquired intangibles, $0.92 from restructuring charges, $0.10 related to deal costs related to the planned acquisition of IPG by Omnicom, $0.02 related to the partial settlement of a domestic pension plan, and $0.08 from net losses on sales of businesses.
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

Segment Results of Operations – Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
As discussed in Note 12 to the unaudited Consolidated Financial Statements, we have three reportable segments as of September 30, 2025: MD&E, IA&C and SC&E. We also report results for the “Corporate and Other” group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Media, Data & Engagement Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2025	Organic	Total
Consolidated	$1,025.2	$7.3	$(49.2)	$(44.5)	$938.8	(4.3)%	(8.4)%
Domestic	656.3	—	(35.0)	(7.6)	613.7	(1.2)%	(6.5)%
International	368.9	7.3	(14.2)	(36.9)	325.1	(10.0)%	(11.9)%
The organic decrease during the third quarter of 2025 was mainly attributable to net client losses in our retail and consumer goods sectors, with the largest of these losses previously announced in 2024, partially offset by increased spending from existing clients in our food and beverage and financial services sectors. The organic decrease in our domestic market during the third quarter of 2025 was primarily due to revenue decreases at our digital project-based offerings and data management and analytics, partially offset by revenue increases at our media businesses. In our international markets, the organic decrease was primarily due to revenue decreases at our media businesses across nearly all regions.

		Components of Change				Change
	Nine months ended September 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2025	Organic	Total
Consolidated	$3,043.8	$(5.4)	$(208.5)	$(56.0)	$2,773.9	(1.8)%	(8.9)%
Domestic	1,966.1	—	(153.3)	14.1	1,826.9	0.7%	(7.1)%
International	1,077.7	(5.4)	(55.2)	(70.1)	947.0	(6.5)%	(12.1)%
The organic decrease during the first nine months of 2025 was mainly attributable to net client losses, with the largest of these losses previously announced in 2024, in our retail, consumer goods and auto & transportation sectors, partially offset by higher spending from existing clients and net client wins in our food and beverage, health care and financial services sectors, as well as increased spending from existing clients in our technology & telecom sector. The 0.7% organic increase during the first nine months of 2025 in our domestic market was attributable to revenue increases at our media businesses, partially offset by revenue decreases at our digital project-based offerings. In our international markets, the organic decrease was primarily driven by revenue decreases at our media businesses in our Asia Pacific, United Kingdom and Latin America regions, as well as decreases in our digital project-based offerings in our Continental Europe and United Kingdom regions, partially offset by revenue increases at our media businesses in our Other region led by Canada.
Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Segment EBITA	$173.5	$195.5	(11.3)%	436.1	465.3	(6.3)%
Segment EBITA margin on revenue before billable expenses	18.5%	19.1%		15.7%	15.3%
Segment EBITA margin decreased during the third quarter of 2025 compared to the prior-year period as the decrease in revenue before billable expenses, as discussed above, outpaced the decrease in operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill. Segment EBITA reflects the inclusion of $37.1 and $0.3 of restructuring charges for the three months ended September, 2025 and 2024, respectively, as well as $2.0 of deal costs related to the planned acquisition of IPG by Omnicom for the three months ended September 30, 2025. Salaries and related expenses decreased as compared to the prior-year period, primarily due to decreases in base salaries, benefits and tax, performance-based employee compensation and severance expenses. Office and other direct expenses decreased due to decreases in occupancy expense, largely related to savings as a result of real estate restructuring actions taken in 2025, as well as decreased professional consulting fees and lower foreign currency losses partially offset by an increase in technology & software expenses.
Segment EBITA margin increased during the first nine months of 2025 compared to the prior-year period, as the decrease in our operating expenses, excluding billable expenses, amortization of acquired intangibles and impairment of goodwill,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

outpaced the decrease in our revenue before billable expenses, as discussed above. Segment EBITA reflects the inclusion of $113.3 and $0.8 of restructuring charges for the nine months ended September 30, 2025 and 2024, respectively, as well as $2.0 of deal costs related to the planned acquisition of IPG by Omnicom for the nine months ended September 30, 2025. Salaries and related expenses decreased as compared to the prior-year period, primarily driven by decreases in base salaries, benefits, and tax, as well as decreases in severance and temporary help expenses. Office and other direct expenses decreased primarily due to decreases in occupancy expense, largely related to savings as a result of real estate restructuring actions taken in 2025, as well as decreased professional consulting fees and new business development expense, partially offset by an increase in technology & software expenses.

Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 2.4% and 2.5% during the during the third quarter and first nine months of 2025, which decreased slightly as compared to the prior-year periods.

Integrated Advertising & Creativity Led Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2025	Organic	Total
Consolidated	$849.4	$7.1	$—	$(8.4)	$848.1	(1.0)%	(0.2)%
Domestic	546.6	—	—	(5.8)	540.8	(1.1)%	(1.1)%
International	302.8	7.1	—	(2.6)	307.3	(0.9)%	1.5%
The organic decrease during the third quarter of 2025 was due to net client losses and decreased spending from existing clients in our auto & transportation, retail and other sectors, partially offset by net client wins in our health care and consumer goods sectors. The (1.1)% organic decrease during the third quarter of 2025 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the (0.9)% organic decrease was due to revenue decreases in our advertising businesses primarily in the Latin America and United Kingdom regions, partially offset by revenue increases in our Other region led by the Middle East.

		Components of Change				Change
	Nine months ended September 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2025	Organic	Total
Consolidated	$2,647.1	$0.4	$—	$(156.9)	$2,490.6	(5.9)%	(5.9)%
Domestic	1,748.1	—	—	(137.3)	1,610.8	(7.9)%	(7.9)%
International	899.0	0.4	—	(19.6)	879.8	(2.2)%	(2.1)%
The organic decrease during the first nine months of 2025 was primarily due to net client losses in our health care and auto & transportation sectors, as well as net client losses and lower spending from existing clients in our retail and other sectors, partially offset by net client wins and higher spending from existing clients in our consumer goods sector and net client wins in our technology & telecom sector. The (7.9)% organic decrease during the first nine months of 2025 in our domestic market was due to revenue decreases in our advertising businesses. In our international markets, the (2.2)% organic decrease was due to revenue decreases in our advertising businesses primarily in our United Kingdom and Asia Pacific regions, partially offset by revenue increases in our Continental Europe region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Segment EBITA	$117.8	$133.5	(11.8)%	$198.6	$378.9	(47.6)%
Segment EBITA margin on revenue before billable expenses	13.9%	15.7%		8.0%	14.3%
Segment EBITA margin decreased during the third quarter of 2025 compared to the prior-year period, as revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. Segment EBITA reflects the inclusion of $24.5 of restructuring charges for the three months ended September 30, 2025, as well as $1.7 of deal costs related to the planned acquisition of IPG by Omnicom. Salaries and related expenses decreased as compared to the prior-year period, due to decreased base salaries, benefits and tax and severance expense, partially offset by increases in performance-based employee compensation and temporary help expenses. Office and other direct expense decreased mainly due to decreases in occupancy expense, largely related to savings as a result of real estate restructuring actions taken in 2025, partially offset by an increase in technology & software expense.
Segment EBITA margin decreased during the first nine months of 2025 compared to the prior-year period, as revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, increased. Segment EBITA reflects the inclusion of $139.0 and $0.3 of restructuring charges for the nine months ended September 30, 2025 and 2024, as well as $1.7 of deal costs related to the planned acquisition of IPG by Omnicom for the nine months ended September 30, 2025. Salaries and related expenses and office and other direct expenses decreased as compared to the prior-year period due to factors similar to those noted above for the third quarter of 2025.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 1.3% during the third quarter of 2025, which decreased compared to the prior-year period, and was 1.4% for the nine months of 2025, which was unchanged compared to the prior-year period.
Specialized Communications & Experiential Solutions
Revenue before billable expenses

		Components of Change				Change
	Three months ended September 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended September 30, 2025	Organic	Total
Consolidated	$368.1	$3.4	$(11.5)	$(11.3)	$348.7	(3.1)%	(5.3)%
Domestic	264.9	—	(11.2)	(8.9)	244.8	(3.4)%	(7.6)%
International	103.2	3.4	(0.3)	(2.4)	103.9	(2.3)%	0.7%
The organic decrease during the third quarter of 2025 due to decreased spending from existing clients in our other, food and beverage, and technology & telecom sectors, partially offset by net client wins in our health care sector and increased spending from existing clients in our financial services sector. The organic decrease of (3.4)% during the third quarter of 2025 in our domestic market was due to revenue decreases at our sports marketing business. In our international markets, the (2.3)% organic decrease was due to revenue decreases at our public relations agencies in our United Kingdom and at our experiential agencies in our Continental Europe region, partially offset by revenue increases at our public relations agencies in our Other region led by Canada, as well as our experiential agencies in our Asia Pacific region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		Components of Change				Change
	Nine months ended September 30, 2024	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Nine months ended September 30, 2025	Organic	Total
Consolidated	$1,061.8	$3.6	$(13.7)	$(11.6)	$1,040.1	(1.1)%	(2.0)%
Domestic	755.4	—	(11.2)	1.9	746.1	0.3%	(1.2)%
International	306.4	3.6	(2.5)	(13.5)	294.0	(4.4)%	(4.0)%
Organic revenue before billable expenses decreased during the first nine months of 2025 due to lower spending from existing clients in our other, food and beverage, and technology & telecom sectors, partially offset by net client wins in our health care sector and higher spending from existing clients in our retail and financial services sectors. The organic increase of 0.3% during the first nine months of 2025 in our domestic market was driven by revenue increases at our public relations agencies, partially offset by decreases in our sports marketing business. In our international markets, the (4.4)% organic decrease was driven by revenue decreases at our experiential businesses and public relations agencies in our United Kingdom and Continental Europe regions, partially offset by revenue increases at our public relations agencies in our Other region led by Canada.

Segment EBITA

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Segment EBITA	$59.4	$78.4	(24.2)%	$150.0	$175.8	(14.7)%
Segment EBITA margin on revenue before billable expenses	17.0%	21.3%		14.4%	16.6%

Segment EBITA margin decreased during the third quarter of 2025 compared to the prior-year period, the decrease in our revenue before billable expenses outpaced the decrease in our operating expenses, excluding billable expenses and amortization of acquired intangibles. Segment EBITA reflects the inclusion of $11.6 of restructuring charges for the three months ended September 30, 2025, as well as $0.4 of deal costs related to the planned acquisition of IPG by Omnicom. Salaries and related expenses decreased as compared to the prior-year period primarily due to decreases in base salaries, benefits and tax and severance expense. Office and other direct expense decreased primarily due to a decrease in occupancy expense, largely related to savings as a result of real estate restructuring actions taken in 2025, partially offset by an increase in technology & software expenses.
Segment EBITA margin decreased during the first nine months of 2025 compared to the prior-year period, as our revenue before billable expenses, as discussed above, decreased and our operating expenses, excluding billable expenses and amortization of acquired intangibles, slightly increased. Segment EBITA reflects the inclusion of $41.1 and $0.3 of restructuring charges for the nine months ended September 30, 2025 and 2024, respectively, as well as $0.4 of deal costs related to the planned acquisition of IPG by Omnicom for the nine months ended September 30, 2025. Salaries and related expenses and office and other direct expenses decreased as compared to the prior-year period primarily due to factors similar to those noted above for the third quarter of 2025.
Depreciation and amortization, excluding amortization of acquired intangibles, as a percentage of revenue before billable expenses was 0.8% and 0.9% during the third quarter and first nine months of 2025, both of which decreased slightly as compared to the prior-year periods.
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
During the third quarter of 2025, Corporate and Other expenses increased by $85.8 compared to the prior-year period to $107.9, primarily attributable to an increase in selling, general and administrative expenses, as well as restructuring charges, which is discussed in the Results of Operations section. During the first nine months of 2025, Corporate and Other expenses increased by $207.5 compared to the prior-year period to $298.7, primarily attributable to factors similar to those noted for the third quarter of 2025.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following table summarizes key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2025	2024
Net income (loss)	$205.4	$357.4
Adjustments to reconcile to net cash used in operating activities [1]	378.9	505.7
Net cash used in working capital [2]	(452.8)	(619.1)
Changes in other non-current assets and liabilities	(84.4)	(56.9)
Net cash provided by operating activities	$47.1	$187.1
Net cash used in investing activities	(105.8)	(131.8)
Net cash used in financing activities	(674.1)	(897.6)

1Consists primarily of depreciation and amortization of fixed assets and intangible assets, non-cash restructuring charges, and deferred income taxes.
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
Net cash provided by operating activities during the first nine months of 2025 was $47.1, which was a decrease of $140.0 compared to net cash provided by operating activities of $187.1 in the first nine months of 2024. The decrease was due to the impact of restructuring charges of $450.8, partially offset by a decrease in working capital usage of $166.3. Working capital use was primarily impacted by the spending levels of our clients and variation in the timing of collections and payments around the reporting period.
Investing Activities

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net cash used in investing activities during the first nine months of 2025 was $105.8, which was a decrease of $26.0 as compared to the first nine months of 2024, driven by an increase in net proceeds from sale of businesses, net of cash sold and a decrease in capital expenditures as compared to the first nine months of 2024, partially offset by an increase in cash used for acquisitions, net of cash acquired of $48.4. Payments for capital expenditures decreased to $73.8 in the first nine months of 2025 from $107.2 in the first nine months of 2024, primarily attributable to lower spending on leasehold improvements and computer hardware.
Financing Activities
Net cash used in financing activities during the first nine months of 2025 was $674.1, primarily driven by the payment of common stock dividends of $366.6 and common stock repurchases of $257.4.
Net cash used in financing activities during the first nine months of 2024 was $897.6, primarily driven by the payment of common stock dividends of $373.7, repayment of long-term debt of $250.1 and common stock repurchases of $230.1.
Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash, cash equivalents and restricted cash included in the unaudited Consolidated Statements of Cash Flows resulted in a net increase of $77.1 during the first nine months of 2025. The increase was primarily a result of the U.S. Dollar being weaker than several foreign currencies, including the Euro as of September 30, 2025 as compared to December 31, 2024.
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
Notable funding requirements include:
•Debt service – As of September 30, 2025, we had outstanding short-term borrowings of $56.8 from our uncommitted lines of credit used primarily to fund short-term working capital needs. The remainder of our debt is primarily long-term, with maturities scheduled from 2028 through 2048.
•Acquisitions – We paid cash of $54.2, net of cash acquired, related to the acquisition of an e-commerce, intelligence platform, completed in the first nine months of 2025. We paid deferred payments of $15.7 for prior-year acquisitions as well as ownership increases in our consolidated subsidiaries in the first nine months of 2025. We may also be required to pay approximately $7.0 related to redeemable non-controlling interest held by minority shareholders, if exercised, over the next twelve months. We will continue to evaluate strategic opportunities to grow and continue to strengthen our market position, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.
•Dividends – In the first nine months of 2025, we paid a quarterly cash dividend of $0.330 per share on our common stock. Total dividends paid during the first nine months of 2025 were $366.6. We currently expect that the Omnicom acquisition of IPG will close by the end of November 2025. As such, we do not expect to declare a dividend for the fourth quarter.

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
•Domestic Pension Plan - In June 2025, participants of our Domestic Pension Plan were provided the option to request lump sum distributions, which resulted in a partial settlement of the plan. The lump sum election window ended August 4, 2025. A non-cash settlement charge, net of tax, of $6.5 was incurred in the third quarter of 2025. The Company also expects to make an incremental contribution to the plan in the fourth quarter of 2025 of approximately $16.0.
Share Repurchase Programs
On February 11, 2025, the Board authorized a share repurchase program to repurchase from time to time up to $155.0, excluding fees, of our common stock.
We may effect such repurchases through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission ("SEC") rules, derivative transactions or other means. As of September 30, 2025, $68.1, excluding fees, remains available under the 2025 share repurchase program. There is no expiration dates associated with the share repurchase program.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, including at the holding company level. Below is a summary of our sources of liquidity.
Credit Agreement
We maintain a committed corporate credit facility, originally dated as of July 18, 2008, which has been amended and restated from time to time (the “Credit Agreement”). We use our Credit Agreement to increase our financial flexibility, to provide letters of credit primarily to support obligations of our subsidiaries and to support our commercial paper program. On May 29, 2024, we amended and restated the Credit Agreement. As amended, among other things, the maturity date of the Credit Agreement was extended to May 29, 2029, and the cost structure of the Credit Agreement was changed. The Credit Agreement continues to include a required leverage ratio of not more than 3.50 to 1.00, among other customary covenants, including limitations on our liens and the liens of our consolidated subsidiaries and limitations on the incurrence of subsidiary debt. At the election of the Company, the leverage ratio may be changed to not more than 4.00 to 1.00 for four consecutive quarters, beginning with the fiscal quarter in which there is an occurrence of one or more acquisitions with an aggregate purchase price of at least $200.0. The Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,500.0, or the equivalent in other currencies. The Company has the ability to increase the commitments under the Credit Agreement from time to time by an additional amount of up to $250.0, provided the Company receives commitments for such increases and satisfies certain other conditions. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit of $50.0, or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. As of September 30, 2025, there were no borrowings under the Credit Agreement; however, we had $9.1 of letters of credit under the Credit Agreement, which reduced our total availability to $1,490.9.
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2025. Management utilizes Credit Agreement EBITDA, which is a non-GAAP financial measure, as well as the amounts shown in the table below, calculated as required by the Credit Agreement, in order to assess our compliance with such covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Four Quarters Ended		Four Quarters Ended
Financial Covenant	September 30, 2025	Credit Agreement EBITDA Reconciliation	September 30, 2025
Leverage ratio (not greater than) [1]	3.50x	Net income available to IPG common stockholders	$545.8
Actual leverage ratio	2.09	Non-operating adjustments [2]	442.8
		Operating income	988.6
		Add:
		Depreciation and amortization	335.3
		Other non-cash charges reducing operating income	100.8
		Credit Agreement EBITDA [1]	$1,424.7

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
Uncommitted Lines of Credit
We also have uncommitted lines of credit with various banks that permit borrowings at variable interest rates and that are primarily used to fund working capital needs. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our operations. As of September 30, 2025, the Company had uncommitted lines of credit in an aggregate amount of $676.7, under which we had outstanding borrowings of $56.8 classified as short-term borrowings on our Consolidated Balance Sheet. The average amount outstanding during the third quarter of 2025 was $40.2 with weighted-average interest rate of approximately 7.4%.
Commercial Paper
The Company is authorized to issue unsecured commercial paper up to a maximum aggregate amount outstanding at any time of $1,500.0. Borrowings under the program are supported by the Credit Agreement described above. Proceeds of the commercial paper are used for working capital and general corporate purposes, including the repayment of maturing indebtedness and other short-term liquidity needs. The maturities of the commercial paper vary but may not exceed 397 days from the date of issue. During the third quarter of 2025, there was no commercial paper activity, and as of September 30, 2025, there was no commercial paper outstanding.
Cash Pooling
We aggregate our domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2025, the amount netted was $2,258.3.
Senior Debt Amendments and Exchange Offer
On August 11, 2025, in connection with the planned merger, Omnicom commenced an offer to exchange any and all of our outstanding 4.650% Senior Notes due 2028, 4.750% Senior Notes due 2030, 2.400% Senior Notes due 2031, 5.375% Senior Notes due 2033, 3.375% Senior Notes due 2041, and 5.400% Senior Notes due 2048 (collectively, the “IPG Senior Notes”) for up to $2.95 billion in aggregate principal amount of new Omnicom notes and cash, and solicited consents to amend the indentures governing the IPG Senior Notes (the “Proposed Amendments”). On August 25, 2025, Omnicom and IPG announced that Omnicom has received sufficient consents to consummate the consent solicitations, and that IPG executed a supplemental indenture (the “New IPG Supplemental Indenture”) to the existing IPG indentures related to the IPG Senior Notes in order to effect the Proposed Amendments. The Proposed Amendments will become operative upon the consummation of the exchange offers, which are currently set to expire on November 28, 2025, subject to further extension, and which are subject to the closing of the merger and certain other conditions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

DEBT CREDIT RATINGS
Our debt credit ratings as of October 31, 2025, are listed below.

	Moody’s Investors Service	S&P Global Ratings
Short-term rating	P-2	A-2
Long-term rating	Baa2	BBB
Outlook	Positive	Positive
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
•Amortization of Acquired Intangibles and Impairment of Goodwill. Amortization of acquired intangibles is a non-cash expense relating to intangible assets arising from acquisitions that are expensed on a straight-line basis over the estimated useful life of the related assets. Impairment of goodwill is a non-cash expense recognized when the carrying value of a reporting unit exceeds its fair value. We exclude amortization of acquired intangibles because we believe that (i) the amounts of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization, or changes in the carrying values or fair values of goodwill reporting units. Accordingly, we believe that this exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that the use of intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expenses may recur in future periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the reconciliation of Net Income Available to IPG Common Stockholders to Adjusted EBITA for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue before billable expenses	$2,135.6	$2,242.7	$6,304.6	$6,752.7

Adjusted EBITA Reconciliation:
Net Income Available to IPG Common Stockholders [1,2]	$124.2	$20.1	$201.3	$345.0

Add Back:
Provision for income taxes	58.7	85.3	104.1	208.2
Subtract:
Total (expenses) and other income	(30.3)	(23.4)	(108.4)	(69.5)
Equity in net income of unconsolidated affiliates	(2.9)	0.0	(2.8)	(0.2)
Net income attributable to non-controlling interests	(2.9)	(4.1)	(4.1)	(12.4)
Operating Income (Loss) [1,2]	219.0	132.9	420.7	635.3
Add Back:
Amortization of acquired intangibles	23.8	20.3	65.3	61.4
Impairment of goodwill	0.0	232.1	0.0	232.1
Adjusted EBITA [1,2]	$242.8	$385.3	$486.0	$928.8
Adjusted EBITA Margin on Revenue before billable expenses	11.4%	17.2%	7.7%	13.8%

1 Calculations include restructuring charges of $129.5 and $450.8 for the three and nine months ended September 30, 2025 and $0.5 and $1.4 for the three and nine months ended September 30, 2024, respectively. See "Restructuring Charges" section of this MD&A and Note 8 of Item 1, Financial Statements and Supplementary Data for further information.
2 Calculations include $22.8 and $38.5 of deal costs incurred during the three and nine months ended September 30, 2025, respectively, related to the planned acquisition of IPG by Omnicom. See Note 2 of Item 1, Financial Statements and Supplementary Data, for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes. There has been no significant change in our exposure to market risk during the third quarter of 2025. Our exposure to market risk for changes in interest rates primarily relates to the fair market value and cash flows of our debt obligations. As of both September 30, 2025 and December 31, 2024, approximately 98% of our debt obligations bore interest rates at fixed rates. For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2024 Annual Report.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our legal proceedings is set forth in Note 14 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K (the “2024 Annual Report”), which could materially affect our business, financial condition or future results. In the third quarter of 2025, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2024 Annual Report. The risks described in our 2024 Annual Report are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information regarding our purchases of our equity securities during the period from July 1, 2025, to September 30, 2025:

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 - 31	1,005,368	$25.10	1,005,064	$111,842,083
August 1 - 31	917,381	$25.60	914,479	$88,433,724
September 1 - 30	773,749	$26.32	773,749	$68,069,420
Total	2,696,498	$25.62	2,693,292
1The total number of shares of our common stock purchased includes shares withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 304 Withheld Shares in July 2025; 2,902 Withheld Shares in August 2025; and no Withheld Shares in September 2025, for a total of 3,206 Withheld Shares during the three-month period.

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

3On February 11, 2025, the Board authorized a share repurchase program to repurchase from time to time up to $155.0 million, excluding fees, of our common stock. There is no expiration date associated with the share repurchase program.

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

4.1
Thirteenth Supplemental Indenture, dated August 22, 2025, between IPG and U.S. Bank Trust Company, National Association, related to IPG’4s 4.650% Senior Notes due 2028, 4.750% Senior Notes due 2030, 2.400% Senior Notes due 2031, 5.375% Senior Notes due 2033, 3.375% Senior Notes due 2041, and 5.400% Senior Notes due 2048 is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 25, 2025.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File for the period ended September 30, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Philippe Krakowsky
Philippe Krakowsky Chief Executive Officer
Date: November 10, 2025

By	/s/ Christopher F. Carroll
Christopher F. Carroll Executive Vice President, Controller and Chief Accounting and Business Transformation Officer (Principal Accounting Officer)
Date: November 10, 2025